Form 10-Q
period 1996-03-31
FILENET CORP
filed 1996-05-15
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 0-15997


                               FILENET CORPORATION

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

Delaware                                                          95-3757924

FILENET CORPORATION
3565 Harbor Boulevard, Costa Mesa, CA 92626
(714) 966-3400


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        As of                             Shares of common stock outstanding

     May 9, 1996                                    15,030,101

                               FILENET CORPORATION
                                      Index


                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of March 31, 1996 and December 31, 1995.......................   1

         Consolidated Statements of Operations
         for the fiscal quarters ended March 31, 1996 and April 2, 1995...   2

         Consolidated Statements of Cash Flows
         for the fiscal quarters ended March 31, 1996 and April 2, 1995...   3

         Notes to Consolidated Financial Statements.......................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  11

Item 5.  Certain Considerations...........................................  11

Item 6.  Exhibits and Reports on Form 8-K.................................  15

         SIGNATURE........................................................  16

         INDEX TO EXHIBITS................................................  17

Part I. Financial Information
Item 1. Financial Statements.
                               FILENET CORPORATION
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                          March 31, December 31,
                                                             1996       1995
                                                          --------- ------------
                               ASSETS
Current assets:
     Cash and cash equivalents .........................  $ 33,352   $ 43,378
     Short-term marketable securities ..................    22,323     28,782
                                                            ------     ------
         Total cash and short-term marketable securities    55,675     72,160
                                                            ------     ------
     Accounts receivable, net ..........................    64,994     53,501
     Inventories .......................................     7,461      6,620
     Prepaid expenses and other ........................     7,651      6,573
     Deferred income taxes .............................     3,731      3,735
                                                             -----      -----
Total current assets ...................................   139,512    142,589
                                                           -------    -------
Net property and equipment .............................    25,233     25,796

Other assets:
     Capitalized software, net .........................     1,061      1,226
     Long-term marketable securities ...................    18,565     18,395
     Other .............................................     1,727      1,676
                                                             -----      -----
Total other assets .....................................    21,353     21,297
                                                            ------     ------
Total assets ...........................................  $186,098   $189,682
                                                          ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..................................  $ 16,155   $ 16,073
     Accrued liabilities:
         Compensation ..................................     9,695     10,997
         Income taxes payable ..........................     3,181      2,228
         Unearned maintenance revenue ..................     7,916      5,761
         Royalties .....................................     3,596      3,572
         Other .........................................    20,383     15,350
     Current portion of capital lease obligations ......       611        645
                                                               ---        ---
Total current liabilities ..............................    61,537     54,626
                                                            ------     ------
Capital lease obligations, excluding current portion....       884      1,007
Deferred income taxes...................................     2,365      2,289
Other...................................................        -         602

Stockholders' equity:
     Convertible  preferred  stock -  $.001  par  value;
        authorized, 39,000,000 shares; 35,232,029 issued
        and  outstanding  shares  and  1,531,536  common
        equivalent shares at the liquidation  preference
        at December 31, 1995............................        -      19,879
     Common stock-$.01 par value; authorized, 25,000,000
        shares; issued  and  outstanding  14,951,681 and
        13,254,222 shares at March 31, 1996 and December
        31, 1995, respectively..........................   123,054    100,719
     Retained earnings (accumulated deficit)............    (1,303)    10,518
     Other .............................................      (439)        42
                                                              ----         --
Total stockholders' equity .............................   121,312    131,158
                                                           -------    -------
Total liabilities and stockholders' equity..............  $186,098   $189,682
                                                          ========   ========
See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                         Fiscal Quarter Ended
                                                        ----------------------
                                                           March 31,  April 2,
                                                             1996      1995
Revenue:
     Software revenue ..................................   $ 37,118  $ 23,574
     Service revenue ...................................     17,215    14,527
     Hardware revenue ..................................     12,411    10,320
                                                             ------    ------
Total revenue ..........................................     66,744    48,421
                                                             ------    ------
Costs and expenses:
     Cost of software revenue ..........................      3,863     3,468
     Cost of service revenue ...........................     11,450     9,426
     Cost of hardware revenue ..........................      8,219     6,004
     Research and development ..........................      8,422     4,700
     Selling, general and administrative ...............     30,027    20,607
     Merger, restructuring and write-off of purchased
      in-process research and development costs ........     16,011       -
                                                             ------    ------
Total costs and expenses ...............................     77,992    44,205

Operating income (loss) ................................    (11,248)    4,216

     Other income, net .................................        831       627
                                                                ---       ---
Income (loss) before income taxes ......................    (10,417)    4,843

Provision for income taxes .............................      1,403     1,693
                                                              -----     -----
Net income (loss) ......................................   $(11,820) $  3,150
                                                           ========  ========

Net income (loss) per share ............................   $  (0.79) $   0.20
                                                           ========  ========


Weighted average common and common equivalent shares
 outstanding............................................     14,882    15,433
                                                             ======    ======

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements Of Cash Flows
                                 (In thousands)

                                                          Fiscal Quarter Ended
                                                          ---------------------
                                                          March 31,    April 2,
                                                            1996         1995

Cash flows from operating activities:
   Net income (loss)....................................  $(11,820)  $  3,150
   Adjustments to  reconcile  net income  (loss) to net
    cash used by operating activities:
       Write-off of purchased in-process research and
        development and associated acquisition costs....    10,011         -
       Depreciation and amortization....................     2,707      2,405
       Capitalized software amortization................       165        900
       Provision for losses on accounts receivable......       110        131
       Changes in operating assets and liabilities,
        net of acquisition:
            Accounts receivable.........................   (11,603)    (1,927)
            Inventories.................................      (841)    (1,833)
            Prepaid expenses............................    (1,078)    (1,013)
            Accounts payable............................        82     (1,554)
            Accrued liabilities:
                Compensation............................    (1,302)    (2,385)
                Income taxes payable....................       953      1,527
                Unearned maintenance revenue............     2,155      2,018
                Royalties...............................        24         75
            Other.......................................     5,539     (1,561)
                                                             -----     ------
Net cash used by operating activities...................    (4,898)       (67)
                                                            ------        ---

Cash flows from investing activities:
   Proceeds from sale of equipment......................     2,848         -
   Capital expenditures.................................    (4,852)    (3,884)
   Capitalized software.................................        -        (800)
   Payment for purchase of IFSL.........................   (11,711)        -
   Purchase of marketable securities....................    (6,029)    (8,246)
   Proceeds from maturity of marketable securities......    12,317      7,067
                                                            ------      -----
Net cash used by investing activities...................    (7,427)    (5,863)
                                                            ------     ------

Cash flows from financing activities:
   Debt repayments, net.................................        -         (53)
   Principal payments on capital lease obligations......      (157)      (135)
   Proceeds from issuance of common stock...............     2,456      3,723
                                                             -----      -----
Net cash provided by financing activities...............     2,299      3,535
                                                             -----      -----

Net decrease in cash and cash equivalents...............   (10,026)    (2,395)
Cash and cash equivalents, beginning of year............    43,378     24,950
                                                            ------     ------
Cash and cash equivalents, end of period................  $ 33,352   $ 22,555
                                                          ========   ========

Supplemental cash flow information:
   Interest paid........................................  $    108   $     54
   Income taxes paid....................................  $    625   $    258

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements



1. In the opinion of the management of FileNet Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1996 and the results of its operations and its cash flows for the fiscal quarters ended March 31, 1996 and April 2, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, with the Form S-4 Registration Statement filed by the Company with the SEC on January 17, 1996, as amended January 24, 1996, and with the Company's Current Report on Form 8-K, dated March 1, 1996, and filed by the Company with the SEC on March 13, 1996. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. Net income per share for the quarter ended April 2, 1995 was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include convertible preferred stock and stock options. Net loss per share for the period ended March 31, 1996 was based upon the weighted average number of actual shares of common stock outstanding.

4. On January 30, 1996, the Company purchased all of the outstanding shares of International Financial Systems Ltd. ("IFSL"), the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. Pursuant to the Stock Purchase Agreement, the IFSL stockholders received $11.2 million in cash for all of their IFSL stock. The acquisition was accounted for as a purchase, and the purchase price was allocated to net assets of $1.7 million and in-process research and development costs of $9.5 million. As a result of the acquisition, the Company recorded a pre-tax charge of approximately $10.0 million for acquisition costs and the write-off of purchased in-process research and development costs.

5. On March 1, 1996, FileNet acquired all the outstanding shares of Saros Corporation, a Washington corporation (the "Saros Acquisition"). The Saros Acquisition was consummated pursuant to an Agreement and Plan of Merger (the "Saros Merger Agreement") dated January 17, 1996 by and among Saros, FileNet, and FileNet Acquisition Corporation ("Acquisition Corp."), a Washington corporation and wholly-owned subsidiary of FileNet. Pursuant to the Saros Merger Agreement, Acquisition Corp. was merged with and into

     Saros, with Saros surviving as a wholly-owned subsidiary of FileNet. The Saros stockholders received an aggregate of approximately 1,878,000 shares of FileNet common stock and approximately 337,000 options to purchase FileNet common stock in exchange for all of their Saros stock and options. Approximately 188,000 of the total number of FileNet shares issued to the Saros stockholders (the "Saros Escrow Shares") were placed in an escrow account upon consummation of the Saros Acquisition. Pursuant to the escrow agreement entered into by FileNet, the stockholders' agent and the escrow agent, FileNet may recover from the escrow up to the entire amount of Saros Escrow Shares in the event FileNet incurs any loss, expense, liability or other damages (collectively, "Damages") due to a breach by Saros of any of its representations, warranties and covenants in the Saros Merger Agreement in the event Damages exceed $1.0 million in the aggregate. If no claim for Damages is made by FileNet within one year from the date of the Merger, the Saros Escrow Shares will be released from escrow and distributed to the Saros stockholders.

     The Saros Acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined. Fees and expenses related to the Saros Acquisition and restructuring costs incurred in connection with the consolidation of certain operations of Saros and Watermark were $6.0 million. The components of this charge include professional fees, elimination of duplicate facilities, write-off of certain contractual obligations and settlement costs, write-off of certain fixed assets (including redundant hardware and software systems), transition and severance payments to employees and other integration and restructuring costs.

6. In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                               FILENET CORPORATION

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report, the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Form S-4 Registration Statement filed by the Company with the SEC on January 17, 1996, as amended January 24, 1996, and with the Company's Current Report on Form 8-K, dated March 1, 1996, and filed by the Company with the SEC on March 13, 1996.

Results of Operations

Factors That May Affect Future Results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, possible delays or deferrals of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products and distribution channels, the level of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenue and operating results for any quarter may fluctuate significantly. Therefore, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company's marketplace continues to be highly competitive. Other companies offer lower priced products which in some applications compete with FileNet products. Additionally, major computer suppliers and software companies offer new competitive document-image, workflow and document management products. The Company continues to experience competitive pricing pressures in all phases of its operations and expects competition will continue to increase.

The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success is dependent upon its ability to enhance its existing products and to develop and introduce, in a timely manner, new products incorporating technological advances which meet customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected.

The Company has entered into a number of significant co-marketing relationships with companies such as Hewlett-Packard Company, Sun Microsystems and Novell,Inc. There can be no assurance that these companies will not reduce or discontinue their relationship with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

The Company derives approximately one-third of its total revenue from international sales. Its international business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing foreign distributors, potentially adverse tax consequences, foreign currency fluctuations, the burden of complying with a wide variety of complex foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable.

The Company acquired Watermark in August 1995 and Saros Corporation ("Saros") and International Financial Systems Ltd. ("IFSL") in early 1996. These acquisitions will present the Company with numerous challenges, including the effective assimilation of the operations, technologies and personnel of the acquired companies. Any inability to effectively integrate these operations could have a negative short-term impact on the Company's overall financial results. Also, customers could delay orders for the Company's products as a result of these acquisitions.

The Company believes that any of the above factors could have an adverse effect on the Company's business and cause fluctuation in the Company's operating results, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme fluctuations which have often been unrelated to operating performance. Such fluctuations could adversely affect the market price of FileNet's common stock.

Revenue.

(In Millions)                      First Quarter  First Quarter
                                       1996           1995            % Change
                                  -------------- ---------------     ----------

Software revenue                     $ 37.1         $ 23.6               57%
 ..............................................................................
     Percentage of total revenue        56%            49%
 ..............................................................................
Service revenue                      $ 17.2         $ 14.5               19%
 ..............................................................................
     Percentage of total revenue        26%            30%
 ..............................................................................
Hardware revenue                     $ 12.4         $ 10.3               20%
 ..............................................................................
     Percentage of total revenue        18%            21%
 ..............................................................................
Total revenue                        $ 66.7         $ 48.4               38%
 ..............................................................................


Software revenue growth in the first quarter of 1996 over the same period of 1995 was 57% and is due to an increase in the volume of product shipments, the addition of new products, reselling partners and direct sales force, and growth of the Watermark product line.

Service revenue increased by 19% for the quarter ended March 31, 1996 over the same period of 1995. Service revenue consists principally of revenue from software and hardware maintenance services of the Company's installed base and other revenue that includes professional services and training and supplies. The increase was generally due to the growth of the Company's installed base and an increase in the volume of domestic consulting contracts.

Hardware revenue increased by 20% for the quarter ended March 31, 1996 over the same period of 1995 primarily due to an increase in international revenue with a significant hardware content. However, hardware revenue as a percent of total revenue declined, a trend which the Company expects will continue as it focuses on increasing its higher margin software revenues.

Cost of Revenue.

(In Millions)                              First Quarter  First Quarter
                                                1996           1995     % Change
                                           -------------  ------------- --------

Cost of software revenue                      $  3.9         $  3.5        11%
 ...............................................................................
     As a percentage of software revenue         10%            15%
 ................................................................................
Cost of service revenue                       $ 11.4           $9.4        21%
 ................................................................................
     As a percentage of service revenue          67%            65%
 ................................................................................
Cost of hardware revenue                      $  8.2         $  6.0        37%
 ................................................................................
     As a percentage of hardware revenue         66%            58%
 ................................................................................
Total cost of revenue                         $ 23.5         $ 18.9        24%
 ................................................................................
     As a percentage of total revenue            35%            39%
 ................................................................................

The cost of software revenue includes royalties paid to third parties, amortization of capitalized software and the cost of software production and distribution. The 5% decrease in the cost of software revenue as a percentage of software revenue for the quarter ended March 31, 1996 as compared to the same period of 1995 is attributable to lower amortization of capitalized software development costs.

The cost of service revenue includes the cost attributable to maintenance and professional services. The cost of service revenue increased by 21% in the first quarter of 1996 from the same period of 1995 due to the increase in maintenance and professional services personnel to support the increase in the Company's installed base.

The cost of hardware revenue includes the Company's cost of OSAR manufacturing, third-party purchased hardware and the cost of hardware integration personnel and related benefits and facilities expenses. The cost of hardware revenue as a percentage of hardware revenue for the first quarter of 1996 increased to 66% from 58% in the same period of 1995 primarily due to a decrease in hardware prices charged to customers without a corresponding decrease in the Company's hardware costs.

Operating Expenses.

(In Millions)                              First Quarter  First Quarter
                                                1996           1995     % Change
                                           -------------  ------------- --------

Research and development                      $  8.4         $  4.7        79%
 ................................................................................
     As a percentage of total revenue            13%            10%
 ................................................................................
Selling, general and administrative           $ 30.0         $ 20.6        46%
 ................................................................................
     As a percentage of total revenue            45%            43%
 ................................................................................


Research and Development. Research and development expenses increased by 79% in the first quarter of 1996 compared to the same period of 1995 due to the addition of development personnel and related facilities, depreciation expenses associated with new development activities and a reduction in capitalized software development costs. As a percentage of total revenue, research and development costs increased to 13% compared to 10% for the same period last year due to the reasons cited above and due to Saros research and development expenses growing more rapidly than its corresponding revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased by 46% for the first quarter of 1996 compared to the same period of 1995. The increase in 1996 was due to the addition of marketing and sales support personnel and the costs associated with implementing a new corporate business information system. In 1996, selling, general and administrative expenses as a percentage of total revenue increased to 45% from 43% in 1995 due to the reasons cited above and due to Saros selling, general and administrative expenses growing more rapidly than its corresponding revenue.

Merger, Restructuring and Write-off of Purchased In-process Research and Development Costs. Merger, restructuring and write-off of purchased in-process research and development costs in the first quarter of 1996 consist of a $10.0 million charge for the write-off of purchased in-process research and development and acquisition costs related to the IFSL purchase, and $6.0 million for fees and expenses related to the Saros Acquisition and restructuring costs in connection with the consolidation of certain operations of Saros and Watermark.

Interest and Other Income. Other income, net of other expenses, increased for the first quarter ended March 31, 1996 compared to the same period of 1995 to $831,000 from $627,000. The favorable change is due to increased interest income on a higher balance of cash and marketable securities.

Effective Tax Rate. Non-deductible merger and other costs incurred in the first quarter of 1996 increased the estimated annual effective tax rate to 37% from the 30% previously estimated for 1996. The effect of the increased tax rate has been recorded in the current quarter. The effective rate for 1996 of 37% compares to 35% for 1995. The estimated annual effective tax rate, exclusive of the merger and other related costs, is 25% for the year compared to 30% last year. The 1995 effective tax rate included the non-deductible merger costs for the Watermark acquisition and preacquisition net operating losses incurred by Watermark for which the Company did not receive a current year benefit.

Net Income. Net loss for the three months ended March 31, 1996 was $11.8 million, or 79 cents per share compared to net income of $3.1 million or 20 cents per share in 1995. Before merger, restructuring and write-off of purchased in-process research and development costs of $16.0 million after tax, net income for the first quarter was $4.2 million, or 25 cents per share on approximately
16.6 million common and common equivalent shares, a 25% per share increase over 1995.

Liquidity and Capital Resources

As of March 31, 1996, combined cash, cash equivalents and short- and long-term marketable securities decreased by $16.4 million to $74.2 million from the fiscal year ended December 31, 1995, primarily as a result of the payment of $11.2 million for IFSL and the use of $4.9 million in cash for operating activities.

For the three months ended March 31, 1996, cash used by operating activities was $4.9 million while cash used by investing activities totaled $7.4 million, consisting of the purchase of IFSL for $11.7 million, proceeds from sale of equipment of $2.8 million, capital expenditures of $4.9 million and the net proceeds from marketable securities in the amount of $6.3 million. Net cash provided by financing activities was $2.3 million consisting primarily of proceeds from the exercise of employee stock options.

The Company has an unsecured line of credit of $20 million available from a commercial bank. This line of credit expires in April 1997 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times throughout 1996 pursuant to which the Company may borrow up to approximately $2 million. As of March 31, 1996, there were no borrowings against these credit lines.

The Company anticipates that its present cash balances together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs throughout 1996.


- - --------------------------------------------------------------------------------
This  quarterly  report on form 10-Q contains  forward-looking  statements  that involve risks and  uncertainties,  including  those  discussed in  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
the "Notes to Consolidated  Financial  Statements"  contained herein. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
- - --------------------------------------------------------------------------------

Part II. Other Information

Item 1. Legal Proceedings.

     In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license from Wang on acceptable terms.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 5. Certain Considerations.

     This report contains certain forward-looking statements that involve risks and uncertainties including, but not limited, to those factors discussed below and elsewhere in this report. All such factors should be considered by investors in the Company.

     RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and respond to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, FileNet's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business and operating results could be adversely affected. From time to time, the

     Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

     UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     COMPETITION. The imaging, workflow and document management markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, operating results and financial condition.

     INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. The Company's success depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. FileNet has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

     The Company may from time to time be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and FileNet technology will create new products and technology which may give rise to claims of infringement. While no actions other than the one discussed below are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Infringement actions can result in substantial cost to and diversion of resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on the Company's business, financial condition or results of operations.

     In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. Based upon the Company's analysis of these Wang patents and their respective file histories, the Company believes that is has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and infringed by any of the Company's products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license from Wang on acceptable terms. If it becomes necessary to seek a license from Wang, there can be no assurance that the Company will be able to obtain such a license on acceptable terms.

     DEPENDENCE ON CERTAIN RELATIONSHIPS. The Company has entered into a number of co-marketing relationships with other companies such as Hewlett-Packard, Sun Microsystems and Novell. There can be no assurance that these companies will not reduce or discontinue their relationships with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

     DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management and technical personnel of acquired companies. The Company has no agreements providing for the employment of any of its key employees for any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more key employees, including key employees of acquired companies, could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

     INTERNATIONAL SALES. In fiscal 1995, the Company derived approximately one-third of its total revenues from international sales. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing foreign distributors, potentially adverse tax consequences, currency exchange fluctuations, the burden of complying with a wide variety of complex operations foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business or operating results.

     ACQUISITION-RELATED RISKS. The recent acquisitions by the Company will present it with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies and managing separate geographic operations. The Company recently completed the acquisitions of Watermark, Saros and IFSL. The process of integrating the business operations of the acquired companies into FileNet's operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. FileNet and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. In particular, FileNet's interest in Saros is in part based on the Company's evaluation of the market potential for Saros' new products including the recently announced @mezzanine and Saros Document Server for Back Office which have yet to be proven in the marketplace, as well as other products currently under development. Delays in or non-completion of the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize anticipated benefits of the acquisitions.

     PRODUCT LIABILITY. The Company's license agreements with customers typically contain provisions designed to limit their exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by them may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     STOCK  PRICE  VOLATILITY.  The Company  believes  that a variety of factors could cause the price of its common stock to fluctuate, perhaps substantially, including quarter to quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors;  key  management  changes;  changes  in  joint  marketing  and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of FileNet's Common Stock.


Item 6. Exhibits and Reports on Form 8-K.

1.  Exhibits.

         The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

2.  Reports on 8K.

         During the quarter ended March 31, 1996, the Company filed a Current report on Form 8-K, dated March 1, 1996, to report the Company's acquisition of all of the outstanding shares of Saros Corporation. No financial statements were filed with such report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILENET CORPORATION

By:        /s/  Mark S. St. Clare
       ---------------------------------
Mark S. St. Clare
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date: May 14,  1996

                                Index to Exhibits

Exhibit No.     Description
- - --------------------------------------------------------------------------------

4.1* Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to the Form S-1, Registration No. 33-15004).

4.2* Rights Agreement, dated as of November 4, 1988 between FileNet Corporation and the First National Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).

10.1* Amended and  Restated Credit  Agreement  (Multicurrency)  by and among the
      Registrant and Bank of America National Trust and Savings Association dated August 8, 1995, effective May 1, 1995 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 2, 1995).

10.2* Substitution Agreement between the Registrant and AT&T Technologies,  Inc.
      dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).

10.3* Sublicensing Agreement between the Registrant and AT&T Technologies,  Inc.
      dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).

10.4* Software License Agreement between the Registrant and Oracle Corporation dated May 31, 1989 (filed as Exhibit 10.7 to Form 10-K for the year ended December 31, 1989).

10.5* Amendment 1 dated October 30, 1991 to the Software License Agreement between the Registrant and Oracle Corporation dated May 31, 1989 (filed as
      Exhibit 10.6 to Form 10-K for the year ended December 31, 1991).

10.6* Amendment 2 dated November 25, 1991 to the Software License Agreement between the Registrant and Oracle Corporation dated May 31, 1989 (filed as
      Exhibit 10.7 to Form 10-K for the year ended December 31, 1991).

10.7* Amendment 3 dated January 20, 1992 to the Software License Agreement between the Registrant and Oracle Corporation dated May 31, 1989 (filed as
      Exhibit 10.8 to Form 10-K for the year ended December 31, 1991).

10.8* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit 10.19 to the Form S-1).

10.9* 1989 Stock Option Plan for Non-Employee Directors of FileNet Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).

10.10* The 1995 Stock Option Plan of FileNet Corporation as approved by stockholders at the Registrant's Annual Meeting on May 24, 1995 (filed as
       Exhibit 10.10 to form 10-K for the year ended December 31, 1995).

10.11* Second  Amended and Restated  Stock  Option Plan of FileNet  Corporation,
       together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's registration statement on Form S-8, Registration No.33-48499), and an Amendment thereto (filed as
       Exhibit 4(d) to the Registrant's registration statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

- - --------------------------------------------
* Incorporated herein by reference

Exhibit No.     Description
- - --------------------------------------------------------------------------------
10.12* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending  the Company's  Form 10-K for the fiscal year ended December 31, 1991).

10.13* Software License Agreement between the Registrant and Mentat,  Inc. dated
       December 11, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.14* Development  and Initial  Supply  Agreement  between the  Registrant  and
       Quintar Company dated August 20, 1992 filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).

10.15* Amendment  dated December 22, 1992 to the  Development and Initial Supply
       Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3,
       1993).

10.16* Memorandum of Agreement effective June 30, 1994 between the Registrant and Ing. C. Olivetti & C. S.p.A. (filed as Exhibit 10.24 to Form 10-Q for the quarter ended October 2, 1994).

10.17* Product License Agreement  between the  Registrant and Novell, Inc. dated
       May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).

10.18* Agreement  and  Plan of  Merger  between  the  Registrant  and  Watermark
       Software Inc.dated July 18, 1995 (filed as Exhibit 10.27 to Form 10-Q for the quarter ended July 2, 1995).

10.19* Agreement  and  Plan  of  Merger   between  the   Registrant  and   Saros
       Corporation, as amended, dated January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).

10.20* Stock   Purchase   Agreement  by  and  Among  FileNet   Corporation,  IFS
       Acquisition Corporation,Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.20 to form 10-K for the year ended December 31, 1995).

27.    Financial Data Schedule.

- - ---------------------------------------------
* Incorporated herein by reference