Form 10-Q
period 1996-06-30
FILENET CORP
filed 1996-08-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

FILENET CORPORATION
3565 Harbor Boulevard
Costa Mesa, CA 92626
(714) 966-3400


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

Title                                                      Outstanding

Common stock                                    14,997,327 as of August 8, 1996

                               FILENET CORPORATION
                                      Index


                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of June 30, 1996 and December 31, 1995.......................  1

         Consolidated Statements of Operations for the fiscal quarters and six months ended June 30, 1996 and July 2, 1995.............  2

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 1996 and July 2, 1995..................................  3

         Notes to Consolidated Financial Statements......................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 11

Item 4.  Submission of Matters to a Vote of Securities Holders........... 11

Item 5.  Certain Considerations.......................................... 12

Item 6.  Exhibits and Reports on Form 8-K................................ 15

         SIGNATURE....................................................... 16

         INDEX TO EXHIBITS............................................... 17

Part I. Financial Information
Item 1. Financial Statements.

                               FILENET CORPORATION
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                  (Unaudited)

                                                                           June 30,    December 31,
                                                                             1996         1995
                                                                           -------     -----------
                                        ASSETS
Current assets:
     Cash and cash equivalents.......................................     $ 26,860       $ 43,378
     Short-term marketable securities................................       26,129         28,782
                                                                            ------         ------
         Total cash and short-term marketable securities.............       52,989         72,160
                                                                            ------         ------
     Accounts receivable, net........................................       65,385         53,501
     Inventories.....................................................        7,426          6,620
     Prepaid expenses and other......................................        9,884          6,573
     Deferred income taxes...........................................        3,735          3,735
                                                                             -----          -----
Total current assets.................................................      139,419        142,589
                                                                           -------        -------
Net property and equipment...........................................       26,664         25,796

Other assets:
     Capitalized software, net.......................................          895          1,226
     Long-term marketable securities.................................       16,998         18,395
     Other...........................................................        1,928          1,676
                                                                             -----          -----
Total other assets...................................................       19,821         21,297
                                                                            ------         ------
Total assets.........................................................     $185,904       $189,682
                                                                          ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................     $ 13,604       $ 16,073
     Accrued liabilities:
         Compensation................................................       12,017         10,997
         Income taxes payable........................................        2,312          2,228
         Unearned maintenance revenue................................        7,842          5,761
         Royalties...................................................        4,604          3,572
         Other.......................................................       18,211         17,604
                                                                            ------         ------
Total current liabilities............................................       58,590         56,235
                                                                            ------         ------
Deferred income taxes................................................        2,346          2,289

Stockholders' equity:
     Convertible  preferred  stock - $.001  par  value;  authorized,
         39,000,000 shares;  35,232,029 issued and outstanding shares and 1,531,536 common equivalent shares at the liquidation
         preference at December 31, 1995.............................            -         19,879
     Common stock - $.01 par value;  authorized,  100,000,000  shares;
         issued and  outstanding  15,091,088 and 13,254,222  shares at
         June 30, 1996 and December 31, 1995, respectively...........      123,883        100,719
     Retained earnings...............................................        1,211         10,518
     Other...........................................................         (126)            42
                                                                              ----             --
Total stockholders' equity...........................................      124,968        131,158
                                                                           -------        -------
Total liabilities and stockholders' equity...........................     $185,904       $189,682
                                                                          ========       ========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                  Fiscal Quarter Ended         Six Months Ended
                                                  --------------------       ---------------------
                                                  June 30,      July 2,      June 30,      July 2,
                                                    1996         1995          1996         1995
                                                  -------       ------       -------       -------
Revenue:
     Software revenue........................... $33,035       $28,183      $ 70,153      $ 51,757
     Service revenue............................  20,093        17,439        37,308        31,966
     Hardware revenue...........................  11,869        10,499        24,280        20,819
                                                  ------        ------        ------        ------
Total revenue...................................  64,997        56,121       131,741       104,542
                                                  ------        ------       -------       -------
Costs and expenses:
     Cost of software revenue...................   4,781         3,723         8,644         7,191
     Cost of service revenue....................  12,344        12,309        23,794        21,735
     Cost of hardware revenue...................   7,378         7,410        15,597        13,414
     Research and development...................   9,057         6,002        17,479        10,702
     Selling, general and administrative........  28,849        24,021        58,876        44,629
     Merger, restructuring and write-off of
       purchased in-process research and
       development costs........................       -             -        16,011             -
                                                  ------        ------        ------        ------
Total costs and expenses........................  62,409        53,465       140,401        97,671
                                                  ------        ------       -------        ------
Operating income (loss)                            2,588         2,656        (8,660)        6,871

     Other income, net..........................     763           698         1,594         1,325
                                                     ---           ---         -----         -----

Income (loss) before income taxes...............   3,351         3,354        (7,066)        8,196

Provision for income taxes......................     838         2,023         2,241         3,716
                                                     ---         -----         -----         -----

Net income (loss)............................... $ 2,513       $ 1,331       $(9,307)      $ 4,480
                                                 =======       =======       =======       =======

Net income (loss) per share..................... $  0.15       $  0.09       $ (0.62)      $  0.29
                                                 =======       =======       =======       =======

Weighted average common and common
     equivalent shares outstanding..............  16,366        15,655        15,021        15,544
                                                  ======        ======        ======        ======

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                         -----------------------------
                                                                         June 30, 1996  July 2, 1995
Cash flows from operating activities:
     Net income (loss)...................................................  $ (9,307)      $  4,480
     Adjustments to reconcile  net income  (loss) to net cash
    (used by) provided by operating activities:
         Write-off of purchased in-process research and
          development and associated acquisition costs...................    10,011              -
         Depreciation and amortization...................................     5,628          5,010
         Capitalized software amortization...............................       331          1,800
         Provision for losses on accounts receivable.....................       108            505
         Changes in operating assets and liabilities, net of acquisition:
              Accounts receivable........................................   (11,992)          (841)
              Inventories................................................      (806)        (1,720)
              Prepaid expenses...........................................    (3,311)        (2,228)
              Accounts payable...........................................    (2,469)          (442)
              Accrued liabilities:
                  Compensation...........................................     1,020           (160)
                  Income taxes payable...................................        84          1,934
                  Unearned maintenance revenue...........................     2,081          1,915
                  Royalties..............................................     1,032            737
              Other......................................................     2,347         (2,266)
                                                                              -----         ------
Net cash (used by) provided by operating activities......................    (5,243)         8,724
                                                                             ------          -----
Cash flows from investing activities:
     Proceeds from sale of equipment.....................................     2,887             83
     Capital expenditures................................................    (9,327)        (6,290)
     Capitalized software................................................         -         (1,600)
     Payment for purchase of IFSL........................................   (11,711)             -
     Purchase of marketable securities...................................   (15,214)       (11,476)
     Proceeds from maturity of marketable securities.....................    18,805         15,095
                                                                             ------         ------
Net cash used by investing activities....................................   (14,560)        (4,188)
                                                                            -------         ------
Cash flows from financing activities:
     Debt repayments, net................................................         -           (163)
     Proceeds from issuance of common stock..............................     3,285          5,224
                                                                              -----          -----
Net cash provided by financing activities................................     3,285          5,061
                                                                              -----          -----

Net increase (decrease) in cash and cash equivalents.....................   (16,518)         9,597
Cash and cash equivalents, beginning of year.............................    43,378         24,950
                                                                             ------         ------
Cash and cash equivalents, end of period.................................  $ 26,860       $ 34,547
                                                                           ========       ========

Supplemental cash flow information:
     Interest paid.......................................................  $    217       $    112
     Income taxes paid...................................................  $  2,440       $  2,141

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements



1. In the opinion of the management of FileNet Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1996 and the results of its operations for the fiscal quarters and six months ended June 30, 1996 and July 2, 1995 and its cash flows for the six months ended June 30, 1996 and July 2, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, with the Form S-4 Registration Statement filed by the Company with the SEC on January 17, 1996, as amended January 24, 1996, and with the Company's Current Report on Form 8-K, dated March 1, 1996, and filed by the Company with the SEC on March 13, 1996. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. Net income per share for the quarter ended June 30, 1996 and for the quarter and six months ended July 2, 1995 was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include convertible preferred stock and stock options. Net loss per share for the six months ended June 30, 1996 was based upon the weighted average number of actual shares of common stock outstanding.

4. On January 30, 1996, the Company purchased all of the outstanding shares of International Financial Systems Ltd. ("IFSL"), a New York corporation , the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. Pursuant to the Stock Purchase Agreement, the IFSL stockholders received $11.2 million in cash for all of their IFSL stock. The acquisition was accounted for as a purchase, and the purchase price was allocated to net assets of $1.7 million and in-process research and development costs of $9.5 million. As a result of the acquisition, the Company recorded a pre-tax charge of approximately $10.0 million for acquisition costs and the write-off of purchased in-process research and development costs.

5. On March 1, 1996, the Company acquired all the outstanding shares of Saros Corporation ("Saros"), a Washington corporation (the "Saros
     Acquisition"). The Saros Acquisition was consummated pursuant to an Agreement and Plan of Merger (the "Saros Merger Agreement") dated January 17, 1996 by and among Saros, the Company, and FileNet Acquisition Corporation ("Acquisition Corp."), a Washington corporation and wholly-owned subsidiary of the Company. Pursuant to the Saros Merger Agreement, Acquisition Corp. was merged with and into Saros, with Saros surviving as a wholly-owned subsidiary of the Company. The Saros stockholders received an aggregate of approximately 1,878,000 shares of the Company's common stock and approximately 337,000 options to purchase the Company's common stock in exchange for all of their Saros stock and options.

     Approximately 188,000 of the total number of the Company's shares issued to the Saros stockholders (the "Saros Escrow Shares") were placed in an escrow account upon consummation of the Saros Acquisition. Pursuant to the escrow agreement entered into by the Company, the stockholders' agent and the escrow agent, the Company may recover from the escrow up to the entire amount of Saros Escrow Shares in the event the Company incurs any loss, expense, liability or other damages (collectively, "Damages") due to a breach by Saros of any of its representations, warranties and covenants in the Saros Merger Agreement in the event Damages exceed $1.0 million in the aggregate. If no claim for Damages is made by the Company within one year from the date of the Merger, the Saros Escrow Shares will be released from escrow and distributed to the Saros stockholders.

     The Saros Acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined. Fees and expenses related to the Saros Acquisition and restructuring costs incurred in connection with the consolidation of certain operations of Saros and
     Watermark Software Inc. ("Watermark"), a Delaware corporation, were $6.0 million. The components of this charge include professional fees, elimination of duplicate facilities, write-off of certain contractual obligations and settlement costs, write-off of certain fixed assets (including redundant hardware and software systems), transition and severance payments to employees and other integration and restructuring costs.

6. Subsequent to June 30, 1996, Watermark, formerly a wholly-owned subsidiary of the Company, was merged into the Company.

7. Subsequent to June 30, 1996, the Company's Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock. These shares will be purchased from time to time at prevailing market prices, through the open market or unsolicited negotiated transactions, depending on market conditions. As of August 13, 1996, the Company had purchased 100,000 shares at an aggregate cost of $2,280,625.

8. In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark is infringing three of the same patents plead in the Company's initial case. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has entered into a number of significant co-marketing relationships with companies such as Hewlett-Packard Company and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationship with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

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

The Company acquired Watermark in August 1995 and Saros and IFSL in early 1996. These acquisitions have presented and continue to present the Company with numerous challenges, including the effective assimilation of the operations, technologies and personnel. While the company believes it is taking the appropriate steps to effectively integrate these operations, difficulties in integrating these operations have had and could continue to have a negative impact on the Company's overall financial results.

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

Revenue.

Domestic revenues increased 6% in the second quarter and 21% for the first six months of fiscal 1996 while international revenues increased 41% and 37% in the second quarter and first six months of fiscal 1996, respectively, when compared to the corresponding periods in fiscal 1995. International revenues constituted approximately 34% and 28% of total revenues in the second quarters of fiscal 1996 and 1995, respectively, and 32% and 30% of total revenues in the first six months of fiscal 1996 and 1995, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues could be adversely affected if the U.S. dollar strengthens against certain major international currencies.

(In Millions)                         ---- Second Quarter ----        ------ Six Months ------
                                      1996      1995    Change        1996      1995    Change
Software revenue                      $33.0    $28.2     17%        $ 70.1     $51.7     36%
 ................................      .......................       ........................
     Percentage of total revenue       51%      50%                    53%       49%
 ................................      .......................       ........................
Service revenue                        20.1     17.4     16%          37.3      32.0     17%
 ................................      .......................       ........................
     Percentage of total revenue       31%      31%                    28%       31%
 ................................      .......................       ........................
Hardware revenue                       11.9     10.5     13%          24.3      20.8     17%
 ................................      .......................       ........................
     Percentage of total revenue       18%      19%                    19%       20%
 ................................      .......................       ........................
Total revenue                         $65.0    $56.1     16%        $131.7     $104.5    26%
 ................................      .......................       ........................

Software revenue growth in the second quarter of 1996 over the same period of 1995 was 17% and is due to an increase in the volume of product shipments from the Company, Watermark and Saros product lines, additional revenue generated through the Company's co-marketing arrangement with Hewlett-Packard Company, and the addition of new products, reselling partners and direct sales force.

Service revenue increased by 16% for the quarter ended June 30, 1996 over the same period of 1995. Service revenue consists of revenue from software and hardware maintenance services provided to the Company's customer installed base and other revenue that includes professional services, training and supplies. The increase was due to the growth of the Company's installed base, and the recognition of $1.0 million of revenue from the sale of spare parts in connection with the continued transition of hardware maintenance activities to Hewlett Packard Company. The Company anticipates recognizing an additional $4 million this year from the sale of spare parts. Such sales are not expected to continue into 1997.

Hardware revenue increased by 13% for the quarter ended June 30, 1996 over the same period of 1995 primarily due to strong demand for the Company's OSAR product line. However, hardware revenue as a percent of total revenue declined, a trend which the Company expects will continue as it focuses on increasing its higher margin software revenues.

For the six month period ended June 30, 1996, total revenue increased by 26% to $131.7 million over the same period in 1995. Software and service revenue increased by 36% and 17%, respectively, due to the reasons cited above. Hardware revenue increased 17%, and as expected, decreased as a percent of total revenue to 19% compared to 20% for the same period last year due to the reasons cited above.

Cost of Revenue.

(In Millions)                                ---- Second Quarter ----       ------ Six Months ------
                                             1996      1995    Change       1996      1995    Change
Cost of software revenue                   $ 4.8     $ 3.7      30%        $ 8.6      $ 7.2     19%
 ......................................     ..........................      .........................
  As a percentage of software revenue        15%       13%                   12%        14%
 ......................................     ..........................      .........................
Cost of service revenue                     12.3      12.3       0%         23.8       21.7     10%
 ......................................     ..........................      .........................
  As a percentage of service revenue         61%       71%                   64%        68%
 ......................................     ..........................      .........................
Cost of hardware revenue                     7.4       7.4       0%         15.6       13.4     16%
 ......................................     ..........................      .........................
  As a percentage of hardware revenue        62%       70%                   64%        64%
 ......................................     ..........................      .........................
Total cost of revenue                      $24.5     $23.4       5%        $48.0      $42.3     13%
 ......................................     ..........................      .........................
  As a percentage of total revenue           38%       42%                   36%        40%
 ......................................     ..........................      .........................

The cost of software revenue includes royalties paid to third parties, amortization of capitalized software and the cost of software distribution. The 2% increase in the cost of software revenue as a percentage of software revenue for the quarter ended June 30, 1996 as compared to the same period of 1995 is primarily attributable to increased sales of higher cost Saros software product lines.

The cost of service revenue includes the cost attributable to maintenance and professional services. The cost of service revenue as a percentage of service revenue decreased by 10% in the second quarter of 1996 from the same period of 1995 due to lower professional services costs and favorable margins related to the sale of spare parts cited above.

The cost of hardware revenue includes the Company's cost of OSAR manufacturing, third-party purchased hardware and the cost of hardware integration personnel and related benefits and facilities expenses. The cost of hardware revenue as a percentage of hardware revenue for the second quarter of 1996 decreased to 62% from 70% in the same period of 1995 primarily due to an increase in the number of higher margin OSAR sales in the second quarter of 1996.

For the six month period ended June 30, 1996, the decline in the cost of software revenue as a percentage of software revenue to 12% from 14% for the same period last year is primarily due to a reduction in software amortization costs and a favorable mix of software product sales. The cost of service revenue as a percentage of service revenue decreased to 64% for the first six months of 1996 compared to 68% for the same period in 1995 primarily due to the reasons mentioned for the second quarter. The cost of hardware revenue as a percentage of hardware revenue remained comparable for the first six months of 1996 compared to the same period in 1995.


Operating Expenses.

(In Millions)                                ---- Second Quarter ----       ------ Six Months ------
                                             1996      1995    Change       1996      1995    Change
Research and development                   $ 9.1     $ 6.0      52%        $17.5      $10.7     64%
 ......................................     ..........................      .........................
     As a percentage of total revenue        14%       11%                   13%        10%
 ......................................     ..........................      .........................
Selling, general and administrative        $28.8     $24.0      20%        $58.9      $44.6     32%
 ......................................     ..........................      .........................
     As a percentage of total revenue        44%       43%                   45%        43%
 ......................................     ..........................      .........................

Research and Development. Research and development expenses increased by 52% in the second quarter of 1996 due to the addition of development personnel and related facilities, depreciation expenses associated with new development activities and a reduction in capitalized software development costs. As a percentage of total revenue, research and development costs increased to 14% compared to 11% for the same period last year due to the reasons cited above and Saros research and development expenses growing more rapidly than its corresponding revenue.

For the six month period ended June 30, 1996, research and development expenses increased by 64% over the same period of 1995 due to the reasons cited above. As a percentage of total revenue, research and development costs increased to 13% compared to 10% for the same period last year due to the reasons cited above.

Selling, General and Administrative. Selling, general and administrative expenses increased by 20% for the second quarter of 1996 compared to the same period in 1995. The increase in 1996 was due to the addition of marketing and sales support personnel and the costs associated with implementing a new corporate business information system. As a percentage of total revenue, selling, general and administrative expenses increased to 44% from 43% for the same period last year primarily due to the reasons cited above and Saros selling, general and administrative expenses growing more rapidly than its corresponding revenue.

For the first six month period ended June 30, 1996, selling, general and administrative expenses increased by 32% over the same period of 1995 for the same reasons cited above. As a percentage of total revenue, selling, general and administrative expenses increased to 45% compared to 43% for the same period last year due to the reasons cited above.


Merger, Restructuring and Write-off of Purchased In-process Research and Development Costs. Merger, restructuring and write-off of purchased in-process research and development costs for the six months ended June 30, 1996 consist of a $10.0 million charge for the write-off of purchased in-process research and development and acquisition costs related to the IFSL purchase, and $6.0 million for fees and expenses related to the Saros Acquisition and restructuring costs in connection with the consolidation of certain operations of Saros and Watermark.

Interest and Other Income. Other income, net of other expenses, increased for the second quarter and six months ended June 30, 1996 over the comparable periods in 1995 to $763,000 and $1.6 million from $698,000 and $1.3 million, respectively. The increase is primarily due to increased interest income on a higher average balance of cash and marketable securities.

Effective Tax Rate. Non-deductible merger and other costs in the first quarter of 1996 increased the estimated annual effective tax rate to 45% from 37% previously estimated for 1996. The effect of the increased tax rate was recorded in the first quarter. The effective rate for 1996 of 45% compares to 35% for 1995. The 1995 effective tax rate included the non-deductible merger costs for the Watermark acquisition and preacquisition net operating losses incurred by Watermark for which the Company did not receive a current year benefit.

Net Income. Net income for the second quarter ended June 30, 1996 increased by 89% over the same period in 1995 to $2.5 million or $0.15 per share compared to net income of $1.3 million or $0.09 per share in 1995. For the first six months ended June 30, 1996, net loss was $9.3 million or ($0.62) per share compared to net income of $4.5 million or $0.29 per share in 1995. Before merger, restructuring and write-off of purchased in-process research and development costs of $16.0 million after tax, net income for the six months ended June 30, 1996 was $6.7 million or $0.41 per share on approximately 16.5 million weighted average common and common equivalent shares, a 41% per share increase over 1995.


Liquidity and Capital Resources

As of June 30, 1996, combined cash, cash equivalents and short- and long-term marketable securities decreased by $20.6 million to $70.0 million from the fiscal year ended December 31, 1995, primarily as a result of the payment of $11.2 million for IFSL and the use of $5.2 million in cash for operating activities.

For the six months ended June 30, 1996, cash used by operating activities was $5.2 million while cash used by investing activities totaled $14.6 million, consisting of the purchase of IFSL of $11.7 million, capital expenditures of $9.3 million, net proceeds from marketable securities in the amount of $3.6 million and the proceeds from sale of equipment of $2.9 million. Net cash provided by financing activities was $3.3 million consisting primarily of proceeds from the exercise of employee stock options.

The Company has an unsecured line of credit of $20 million available from a commercial bank. This line of credit expires in April 1997 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times throughout 1996 pursuant to which the Company may borrow up to approximately $2 million. As of June 30, 1996, there were no borrowings against these credit lines.

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

- --------------------------------------------------------------------------------
This quarterly report on form 10-Q contains forward-looking statements that involve risks and uncertainties, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements" contained herein. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
- --------------------------------------------------------------------------------

Part II.  Other Information

Item 1. Legal Proceedings.

     In October 1994, Wang filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark is infringing three of the same patents plead in the Company's initial case. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license from Wang on acceptable terms.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The 1996 Annual Meeting of the Stockholders of the Company was held at 9:00 a.m. on May 8, 1996, in Costa Mesa, California.

     (b) At the annual meeting, the following five individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

         Nominee                 Affirmative Votes             Votes Withheld
         -------                 -----------------             --------------

         Theodore J. Smith          12,691,092                     159,085

         J. Burgess Jamieson        12,690,982                     159,195

         Frederick K. Fluegel       12,690,882                     159,295

         John C. Savage             12,689,982                     160,195

         William P. Lyons           12,689,982                     160,195


     (c) The following additional proposals were considered at the Annual Meeting and were approved according to the respective vote of the stockholders.

         1. Proposal to approve an amendment to the Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, $.01 par value per share, from 25,000,000 shares to 100,000,000 shares.

             Votes for     Votes Against     Abstentions       Broker Non-Votes
             ---------     -------------     -----------       ----------------
             9,315,642       3,386,250         79,311               68,974
             ---------       ---------         ------               ------

         2. Proposal to approve an amendment to the 1995 Stock Option Plan ( the "1995 Plan") to (i) increase the number of shares of Common Stock issuable under the 1995 Plan by an additional 650,000 shares and (ii) effect certain changes to the incentive stock option provisions of the 1995 Plan.

             Votes for     Votes Against     Abstentions       Broker Non-Votes
             ---------     -------------     -----------       ----------------
             10,061,419      2,532,530        136,704              119,524
             ----------      ---------        -------              -------


Item 5. Certain Considerations.

     This report contains certain forward-looking statements that involve risks and uncertainties including, but not limited to, those factors discussed below, in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. All such factors should be considered by investors in the Company.

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

     UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth, or of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to continue to integrate the recent acquisitions and achieve the desired levels of product sales from such acquisitions, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

     The Company may from time to time be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology which may give rise to claims of infringement. While no actions other than the ones discussed below are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Infringement actions can result in substantial cost to and diversion of resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on the Company's business, financial condition or results of operations.

     In October 1994, Wang filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark is infringing three of the same patents plead in the Company's initial case. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license from Wang on acceptable terms.

     DEPENDENCE ON CERTAIN RELATIONSHIPS. The Company has entered into a number of co-marketing relationships with other companies such as Hewlett-Packard Company and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

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

     ACQUISITION-RELATED RISKS. The Company recently completed the acquisitions of Watermark, Saros and IFSL. These recent acquisitions by the Company have presented and will continue to present it with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies and managing separate geographic operations. The challenges have absorbed and may continue to absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. FileNet and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. In particular, FileNet's interest in Saros is in part based on the Company's evaluation of the market potential for Saros' new products including the recently announced @mezzanine and Saros Document Server for Back Office which have yet to be proven in the marketplace, as well as other products currently under development. Delays in or non-completion of the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize anticipated benefits of the acquisitions.

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

     STOCK  PRICE  VOLATILITY.  The Company  believes  that a variety of factors could cause the price of its common stock to fluctuate, perhaps substantially, including quarter to quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors;  key  management  changes;  changes  in  joint  marketing  and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.


Item 6. Exhibits and Reports on Form 8-K.

1.  Exhibits

         The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

2.  Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of fiscal 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILENET CORPORATION

By:/s/  Mark S. St. Clare
        -----------------
Mark S. St. Clare,
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date: August 14, 1996

                                Index to Exhibits

Exhibit No.         Description
- ----------     -----------------------------------------------------------------
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

10.2* Substitution Agreement between the Registrant and AT&T Technologies, Inc. dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).

10.3* Sublicensing Agreement between the Registrant and AT&T Technologies, Inc. dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).

10.4** Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto.

10.5** Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto.

10.6**         Full  Use  and   Deployment  Sublicense  Addendum   between  the
               Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto.

10.7* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit 10.19 to the Form S-1).

10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNet Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).

10.9* Amended and Restated 1995 Stock Option Plan of FileNet Corporation as approved by stockholders at the Registrant's Annual Meeting on May 8, 1996 (filed as Exhibit 99.1 to Form S-8 filed on July 29, 1996; Registration No. 333-09075).

10.10* Second Amended and Restated Stock Option Plan of FileNet Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's registration statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as Exhibit 4(d) to the Registrant's registration statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).
- ----------------------------------------
*  Incorporated herein by reference.
** Not included - confidential treatment requested.

Exhibit No.         Description
- ----------      ----------------------------------------------------------------

10.11* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.12* Software License Agreement between the Registrant and Mentat, Inc. dated December 11, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.13* Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).

10.14* Amendment dated December 22, 1992 to the Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3, 1993).

10.15* Memorandum of Agreement effective June 30, 1994 between the Registrant and Ing. C. Olivetti & C. S.p.A. (filed as Exhibit
               10.24 to Form 10-Q for the quarter ended October 2, 1994).

10.16*         Product License Agreement between the Registrant and Novell, Inc.
               dated May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).

10.17* Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18, 1995 (filed as Exhibit 10.27 to Form 10-Q for the quarter ended July 2, 1995).

10.18* Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated January 17,1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).

10.19* Stock Purchase Agreement by and Among FileNet Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17,1996 and Amendment 1 to Stock Purchase Agreement dated January 30,1996 (filed as Exhibit 10.20 to form 10-K for the year ended December 31, 1995).

27.            Financial Data Schedule.

- ----------------------------------------
* Incorporated herein by reference