Form 10-Q/A
period 1996-06-30
FILENET CORP
filed 1996-11-14
CIK 706015

FORM 10-Q/A

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

FILENET CORPORATION

By:/s/   Mark S. St. Clare
        -----------------
Mark S. St. Clare,
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date: November 13, 1996

                                Index to Exhibits

Exhibit No.         Description
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

10.2* Substitution Agreement between the Registrant and AT&T Technologies, Inc. dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).

10.3* Sublicensing Agreement between the Registrant and AT&T Technologies, Inc. dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).

10.4 Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto.

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

10.10* Second Amended and Restated Stock Option Plan of FileNet Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's registration statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as Exhibit 4(d) to the Registrant's registration statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).
----------------------------------------
*  Incorporated herein by reference.
** Certain information in this exhibit is subject to a request for confidential treatment filed with the Securities and Exchange Commission.
                                       17

Exhibit No.         Description
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

27.            Financial Data Schedule.

----------------------------------------
*  Incorporated herein by reference.