Form 10-Q
period 1996-09-30
FILENET CORP
filed 1996-11-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     |X| QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Title                                                      Outstanding

Common stock                                   15,184,532 as of November 4, 1996

                               FILENET CORPORATION
                                      Index



                                                                         Page
                                                                        Number
                                                                       --------


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of September 30, 1996 and December 31, 1995...................    1

         Consolidated  Statements of Operations for the fiscal quarters
         and nine months ended September 30, 1996 and October 1, 1995.....    2

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1996 and October 1, 1995...........................    3

         Notes to Consolidated Financial Statements.......................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   13

Item 5.  Certain Considerations...........................................   13

Item 6.  Exhibits and Reports on Form 8-K.................................   18

         SIGNATURE........................................................   19

         INDEX TO EXHIBITS................................................   20

Part I.  Financial Information
Item 1.  Financial Statements
                               FILENET CORPORATION
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1996            1995
                                                    ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents...................      $ 22,820        $ 43,378
     Short-term marketable securities............        25,623          28,782
                                                        -------         -------
         Total cash and short-term marketable
         securities..............................        48,443          72,160
                                                        -------         -------
     Accounts receivable, net....................        71,863          53,501
     Inventories.................................         8,128           6,620
     Prepaid expenses and other..................         8,152           6,573
     Deferred income taxes.......................         3,735           3,735
                                                        -------         -------
Total current assets.............................       140,321         142,589
                                                        -------         -------
Net property and equipment.......................        26,979          25,796
Other assets:
     Capitalized software, net...................           448           1,226
     Long-term marketable securities.............        12,608          18,395
     Other.......................................         1,851           1,676
                                                       --------        --------
Total other assets...............................        14,907          21,297
                                                         ------          ------
Total assets.....................................      $182,207        $189,682
                                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable.............................     $ 12,096        $ 16,073
     Accrued liabilities:
         Compensation.............................       11,943          10,997
         Income taxes payable.....................        3,117           2,228
         Unearned maintenance revenue.............        7,224           5,761
         Royalties................................        4,565           3,572
         Other....................................       16,284          17,604
                                                       --------        --------
Total current liabilities.........................       55,229          56,235
                                                       --------        --------
Deferred income taxes.............................        2,340           2,289

Stockholders' equity:
     Convertible  preferred  stock -  $.001  par
       value;  authorized, 39,000,000 shares;
       35,232,029 issued and outstanding shares and
       1,531,536  common equivalent  shares at the
       liquidation preference at December 31, 1995.           -          19,879
     Common stock - $.01 par value;  authorized,
       100,000,000 shares; issued and outstanding
       15,155,596 and 13,254,222 shares at
       September 30, 1996 and December 31, 1995,
       respectively................................     124,716         100,719
     Retained earnings.............................       4,642          10,518
     Other.........................................        (152)             42
                                                        -------         -------
         Total                                          129,206         131,158
Less Treasury shares at cost: 200,000 shares at
  September 30, 1996...............................       4,568               -
                                                        -------         -------
Total stockholders' equity.........................     124,638         131,158
                                                        -------         -------
Total liabilities and stockholders' equity.........    $182,207       $ 189,682
                                                       ========       =========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                            Fiscal Quarter Ended           Nine Months Ended
                           ------------------------    ------------------------
                           September 30,  October 1,   September 30,  October 1,
                               1996         1995          1996          1995
                           ------------------------    ------------------------
Revenue:
 Software revenue.......     $ 32,999    $ 26,911          $ 103,152   $ 78,668
 Service revenue........       20,462      17,056             57,770     49,022
 Hardware revenue.......       11,161      13,131             35,441     33,950
                               ------      ------             ------     ------
Total revenue...........       64,622      57,098            196,363    161,640
                               ------      ------            -------    -------
Costs and expenses:
 Cost of software revenue..     3,520       3,738             12,164     10,929
 Cost of service revenue...    13,832      10,234             37,626     31,969
 Cost of hardware revenue..     6,729       7,993             22,326     21,407
 Research and development..     9,104       6,756             26,583     17,458
 Selling, general and
  administrative...........    27,492      23,339             86,368     67,968
 Merger, restructuring and
  write-off of purchased
  in-process research and
  development costs........         -       6,393             16,011      6,393
                               --------   --------          ---------   --------
Total costs and expenses...     60,677     58,453            201,078    156,124
                               --------   --------          ---------   --------
Operating income (loss)          3,945     (1,355)            (4,715)     5,516

 Other income, net.........        630        711              2,224      2,036
                               --------   --------          ---------   --------
Income (loss) before
 income taxes.............       4,575       (644)            (2,491)     7,552

Provision for income
 taxes....................       1,144        822              3,385      4,538
                              ---------  ---------         ----------  --------
Net income (loss).........    $   3,431  $ (1,466)         $  (5,876)  $  3,014
                              =========  =========         ==========  ========
Net income (loss) per
 share....................    $    0.22  $  (0.10)         $   (0.39)  $   0.19
                              =========  =========         ==========  ========
Weighted average common
 and common equivalent
 shares outstanding.......       15,560     14,506            14,999     15,757
                              =========  =========          =========  ========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements Of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                           -----------------------------------
                                               September 30,        October 1,
                                                   1996               1995
                                           -------------------    -------------
Cash flows from operating activities:
     Net Income (loss)..................       $  (5,876)          $   3,014
     Adjustments to reconcile net
      income (loss) to net cash
      (used by)provided by operating
      activities:
       Write-off of capitalized and
         purchased in-process research
         and development and associated
         acquisition costs..............          10,011               1,393
       Depreciation and amortization....           8,647               7,587
       Capitalized software
         amortization...................             778               1,800
       Provision for losses on accounts
         receivable.....................             116                 598
       Changes in operating assets and
         liabilities, net of acquisition:
           Accounts receivable..........         (18,478)             (9,746)
           Inventories..................          (1,508)             (2,181)
           Prepaid expenses.............          (1,579)             (3,334)
           Accounts payable.............          (3,977)              1,669
           Accrued liabilities:
             Compensation...............             946                (596)
             Income taxes payable.......             889               1,621
             Unearned maintenance
               revenue..................           1,463               1,534
             Royalties..................             993               1,691
             Other......................             558               1,858
                                                --------             -------
Net cash (used by) provided by operating
  activities............................          (7,017)              6,908
                                                --------             -------
Cash flows from investing activities:
     Proceeds from sale of equipment....           3,047                  97
     Capital expenditures...............         (12,825)             (9,244)
     Capitalized software...............               -              (1,600)
     Payment for purchase of IFSL.......         (11,711)                  -
     Purchase of marketable securities..         (22,037)            (35,161)
     Proceeds from sales and maturity
      of marketable securities..........          30,435              24,950
                                                  ------              ------
Net cash used by investing activities...         (13,091)            (20,958)
                                                --------            --------
Cash flows from financing activities:
     Debt repayments, net...............               -                (163)
     Common stock repurchased...........          (4,568)                  -
     Proceeds from issuance of common
      stock.............................           4,118               7,436
                                                --------            --------
Net cash (used by) provided by financing
     activities.........................            (450)              7,273
                                                --------            --------
Net decrease in cash and cash
     equivalents........................         (20,558)             (6,777)
Cash and cash equivalents,
     beginning of year..................          43,378              24,950
                                                --------            --------
Cash and cash equivalents,
     end of period......................       $  22,820           $  18,173
                                               =========           =========
Supplemental cash flow information:
     Interest paid.......................      $     293           $     180
     Income taxes paid...................      $   2,859           $   3,229

See accompanying notes to consolidated financial statements.
                                        3

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements



1. In the opinion of the management of FileNet Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1996 and the results of its operations for the fiscal quarters and nine months ended September 30, 1996 and October 1, 1995 and its cash flows for the nine months ended September 30, 1996 and October 1, 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, with the Form S-4 Registration Statement filed by the Company with the SEC on January 17, 1996, as amended January 24, 1996, and with the Company's Current Report on Form 8-K, dated March 1, 1996, and filed by the Company with the SEC on March 13, 1996. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. Net income per share for the quarter ended September 30, 1996 and for the nine months ended October 1, 1995 was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include convertible preferred stock and stock options. Net loss per share for the quarter ended October 1, 1995 and for the nine months ended September 30, 1996 was based upon the weighted average number of actual shares of common stock outstanding.

4. On January 30, 1996, the Company purchased all of the outstanding shares of International Financial Systems Ltd. ("IFSL"), a New York corporation, the developer of a Computer Output to Laser Disk (COLD) software product for archiving documents. Pursuant to the Stock Purchase Agreement, the IFSL stockholders received $11.2 million in cash for all of their IFSL stock. The acquisition was accounted for as a purchase, and the purchase price was allocated to net assets of $1.7 million and in-process research and development costs of $9.5 million. As a result of the acquisition, the Company recorded a pre-tax charge of approximately $10.0 million for acquisition costs and the write-off of purchased in-process research and development costs.

5. On March 1, 1996, FileNet acquired all the outstanding shares of Saros Corporation ("Saros"), a Washington corporation (the "Saros Acquisition"). The Saros Acquisition was consummated pursuant to an Agreement and Plan of Merger (the "Saros Merger Agreement") dated January 17, 1996 by and among Saros, the Company, and FileNet Acquisition Corporation ("Acquisition Corp."), a Washington corporation and wholly-owned subsidiary of the Company. Pursuant to the Saros Merger Agreement, Acquisition Corp. was merged with and into Saros, with Saros surviving as a wholly-owned subsidiary of the Company. The Saros stockholders received an aggregate of approximately 1,878,000 shares of the Company's common stock and approximately 337,000 options to purchase the Company's common stock in exchange for all of their Saros stock and options. Approximately 188,000 of the total number of the Company's shares issued to the Saros stockholders (the "Saros Escrow Shares") were placed in an escrow account upon consummation of the Saros Acquisition. Pursuant to the escrow agreement entered into by the Company, the stockholders' agent and the escrow agent, the Company may recover from the escrow up to the entire amount of Saros Escrow Shares in the event the Company incurs any loss, expense, liability or other damages (collectively, "Damages") due to a breach by Saros of any of its representations, warranties and covenants in the Saros Merger Agreement in the event Damages exceed $1.0 million in the aggregate. If no claim for Damages is made by the Company within one year from the date of the Merger, the Saros Escrow Shares will be released from escrow and distributed to the Saros stockholders.

     The Saros Acquisition was accounted for as a pooling-of-interests for financial reporting purposes. The pooling-of-interests method of accounting is intended to present as a single interest two or more common stockholders' interests which were previously independent; accordingly, the historical financial statements for the periods prior to the acquisition have been restated as though the companies had been combined. Fees and expenses related to the Saros Acquisition and restructuring costs incurred in connection with the consolidation of certain operations of Saros and Watermark Software Inc. ("Watermark"), were $6.0 million. The components of this charge include professional fees, elimination of duplicate facilities, write-off of certain contractual obligations and settlement costs, write-off of certain fixed assets (including redundant hardware and software systems), transition and severance payments to employees and other integration and restructuring costs.

6. During the quarter ended September 30, 1996, Watermark and Saros, formerly wholly-owned subsidiaries of the Company, were merged into the Company.

7. In July 1996, the Company's Board of Directors authorized the Company to repurchase up to 200,000 shares of its common stock. As of September 30, 1996, the Company had purchased 200,000 shares at an aggregate cost of approximately $4.6 million.

8. In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by FileNet products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against FileNet products commercialized after that date in a separate lawsuit. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 2.  Management's   Discussion  and  Analysis  of  Financial  Condition  and
         Results of Operations

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

The Company acquired Watermark in August 1995 and Saros and IFSL in early
1996. These acquisitions have presented and continue to present the Company with numerous challenges, including the effective assimilation of the operations, technologies and personnel. While the company believes it is taking the appropriate steps to effectively integrate these operations, difficulties in the integration have had and could continue to have a negative impact on the Company's overall financial results.

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

Revenue.

Domestic revenues increased 29% in the third quarter and 24% for the first nine months of fiscal 1996 while international revenues decreased 12% in the third quarter and increased 16% for the first nine months of fiscal 1996, when compared to the corresponding periods in fiscal 1995. International revenues constituted approximately 30% and 39% of total revenues in the third quarters of fiscal 1996 and 1995, respectively, and 32% and 33% of total revenues in the first nine months of fiscal 1996 and 1995, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues. However, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

(In Millions)                 ------Third Quarter-----  -------Nine Months------
                                                %                           %
                               1996    1995   Change      1996     1995   Change
Software revenue              $33.0   $26.9     23%      $103.2   $ 78.7    31%
 ............................  ........................  ........................
 Percentage of total revenue    51%     47%                 53%      49%
 ............................  ........................  ........................
Service revenue                20.4    17.1    19%         57.8     49.0    18%
 ............................   .......................  ........................
 Percentage of total revenue    32%     30%                 29%      30%
 ............................  ........................  ........................
Hardware revenue               11.2    13.1    (15%)       35.4     33.9     4%
 ............................  ........................  ........................
 Percentage of total revenue    17%     23%                 18%      21%
 ............................  ........................  ........................
Total revenue                 $64.6   $57.1     13%      $196.4   $161.6    22%
 ............................  ........................  ........................

Software revenue growth in the third quarter of 1996 compared to the same period of 1995 was 23% and is due to an increase in the volume of product shipments from the Company, additional revenue generated through the Company's co-marketing arrangement with Hewlett-Packard Company, and the addition of new products, reselling partners and direct sales force.

Service revenue increased by 19% for the quarter ended September 30, 1996 compared to the same period of 1995. Service revenue consists of revenue from software and hardware maintenance services provided to the Company's customer installed base and other revenue that includes professional services, training and supplies. The increase was due to the growth of the Company's installed base and the recognition of $2.5 million of revenue from the sale and repair of spare parts in connection with the continued transition of hardware maintenance activities to Hewlett Packard Company. The Company anticipates recognizing an additional $2.0 million from spare parts sales for the quarter ended December 31, 1996. Such spare parts sales are not expected to be significant in 1997.

Hardware revenue decreased by 15% for the quarter ended September 30, 1996 compared to the same period of 1995. Hardware revenue as a percent of total revenue declined, a trend which the Company expects will continue as it focuses on increasing its higher margin software revenues.

For the nine months ended September 30, 1996, total revenue increased by 22% to $196.4 million over the same period in 1995. Software and service revenue increased by 31% and 18%, respectively, due to the reasons cited above. Hardware revenue increased 4%, and as expected, decreased as a percent of total revenue to 18% compared to 21% for the same period last year.

Cost of Revenue.

(In Millions)                        ----Third Quarter----  ----Nine Months-----
                                                     %                     %
                                     1996   1995   Change   1996   1995  Change
Cost of software revenue             $ 3.5  $ 3.7    (5%)   $12.2  $10.9   12%
 .................................... .....................  ....................
 As a percentage of software revenue   11%    14%             12%    14%
 .................................... .....................  ....................
Cost of service revenue               13.8   10.2    35%     37.6   32.0   18%
 .................................... .....................  ....................
 As a percentage of service revenue    68%    60%             65%    65%
 .................................... .....................  ....................
Cost of hardware revenue               6.7    8.0   (16%)    22.3   21.4    4%
 .................................... .....................  ....................
 As a percentage of hardware revenue   60%    61%             63%    63%
 .................................... .....................  ....................
Total cost of revenue                $24.0  $21.9    10%    $72.1  $64.3   12%
 .................................... .....................  ....................
 As a percentage of total revenue      37%    38%             37%    40%
 .................................... .....................  ....................

The cost of software revenue includes royalties paid to third parties, amortization of capitalized software and the cost of software distribution. The 3% decrease in the cost of software revenue as a percentage of software revenue for the quarter ended September 30, 1996 as compared to the same period of 1995 is primarily attributable to a favorable product mix and the savings related to consolidation of software distribution activities.

The cost of service revenue includes the cost attributable to maintenance and providing professional services. The cost of service revenue as a percentage of service revenue increased by 8% in the third quarter of 1996 from the same period of 1995 primarily due to lower margins associated with international maintenance as a result of the continued transition of hardware maintenance activities to Hewlett Packard Company.

The cost of hardware revenue includes the Company's cost of OSAR manufacturing, third-party purchased hardware and the cost of hardware integration personnel and related benefits and facilities expenses. The cost of hardware revenue as a percentage of hardware revenue for the third quarter of 1996 decreased to 60% from 61% in the same period of 1995 primarily due to a lower percentage of sales of third-party purchased hardware.

For the nine months ended September 30, 1996, the cost of software revenue as a percentage of software revenue decreased to 12% from 14% for the same period last year due to the reasons cited above as well as lower amortization of capitalized software expenses. The cost of service revenue as a percentage of service revenue and the cost of hardware revenue as a percentage of hardware revenue remained comparable for the first nine months of 1996 compared to the same period in 1995.

Operating Expenses.

(In Millions)                        ----Third Quarter----  ----Nine Months-----
                                                     %                     %
                                     1996   1995   Change   1996   1995  Change
Research and development             $ 9.1  $ 6.8    34%    $26.6  $17.5   52%
 ...................................  .....................  ....................
 As a percentage of total revenue      14%    12%             14%    11%
 ...................................  .....................  ....................
Selling, general and administrative  $27.5  $23.3    18%    $86.4  $68.0   27%
 ...................................  .....................  ....................
 As a percentage of total revenue      43%    41%             44%    42%
 ...................................  .....................  ....................

Research and Development. Research and development expenses increased by 34% in the third quarter of 1996 over the same quarter last year due to the addition of development personnel and related facilities and depreciation expenses associated with new development activities. As a percentage of total revenue, research and development expenses increased to 14% from 12% for the same period last year due to the reasons cited above, and the Saros and Watermark business units research and development expenses growing more rapidly than corresponding revenue.

For the nine months ended September 30, 1996, research and development expenses increased by 52% over the same period of 1995 due to the reasons cited above as well as a reduction in capitalized software development costs. As a percentage of total revenue, research and development costs increased to 14% compared to 11% for the same period last year.

Selling, General and Administrative. Selling, general and administrative expenses increased by 18% for the third quarter of 1996 compared to the same period in 1995. The increase in 1996 was primarily due to the addition of marketing and sales support personnel. As a percentage of total revenue, selling, general and administrative expenses increased to 43% from 41% for the same period last year primarily due to the reasons cited above.

For the nine months ended September 30, 1996, selling, general and administrative expenses increased by 27% over the same period of 1995 for the same reasons cited above. As a percentage of total revenue, selling, general and administrative expenses increased to 44% compared to 42% for the same period last year.

Merger, Restructuring and Write-off of Purchased In-process Research and Development Costs. Merger, restructuring and write-off of purchased in-process research and development costs for the nine months ended September 30, 1996, consist of a $10.0 million charge for the write-off of purchased in-process research and development and acquisition costs related to the IFSL purchase, $6.0 million for fees and expenses related to the Saros Acquisition and restructuring costs in connection with the consolidation of certain operations of Saros and Watermark. Merger and other costs for the third quarter and nine months ended October 1, 1995 consist of a charge for the buyout of certain Watermark European marketing and manufacturing rights, a write-off of capitalized research and development expenses for FileNet projects made redundant by the Watermark acquisition, and other direct acquisition related fees and expenses.

Interest and Other Income. Other income, net of other expenses, decreased in the third quarter to $.6 million from $.7 million in the same quarter last year. For the nine months ended September 30, 1996, other income, net of other expenses, increased to $2.2 million from $2.0 million over the comparable period in 1995.

Effective Tax Rate. Non-deductible merger and other costs in the first quarter of 1996 increased the estimated annual effective tax rate to 72% from 45% previously estimated for 1996. The effect of the increased tax rate was recorded in the first quarter. The effective rate for 1996 of 72% compares to 35% for 1995. The 1995 effective tax rate included the non-deductible merger costs for the Watermark acquisition and preacquisition net operating losses incurred by Watermark for which the Company did not receive a current year benefit.

Net Income. Net income for the third quarter ended September 30, 1996 was $3.4 million or $0.22 per share compared to a net loss of $1.5 million or $0.10 per share for the same quarter in 1995. For the nine months ended September 30, 1996, net loss was $5.9 million or $0.39 per share compared to net income of $3.0 million or $0.19 per share in 1995. Before merger, restructuring and write-off of purchased in-process research and development costs of $16.0 million and $5.0 million, after tax for 1996 and 1995 respectively, net income for the nine months ended September 30, 1996, was $10.1 million or $0.62 per share on approximately 16.2 million weighted average common and common equivalent shares, compared to $8.0 million or $0.51 cents per share on 15.8 million weighted average common and common equivalent shares for the same period of 1995.

Liquidity and Capital Resources

As of September 30, 1996, combined cash, cash equivalents and short- and long-term marketable securities totaled $61.1 million, down from $90.6 million for the fiscal year ended December 31, 1995. For the nine months ended September 30, 1996, net cash used by operating activities was $7.0 million, primarily resulting from an increase in accounts receivable. Net cash used by investing activities totaled $13.1 million, consisting of the purchase of IFSL of $11.7 million, capital expenditures of $12.8 million, $8.4 million in net proceeds from marketable securities and $3.0 million in proceeds from the sale of equipment. Net cash used by financing activities was $.5 million, consisting of the net effect of the repurchase of common stock and the proceeds from the exercise of employee stock options.

The Company has an unsecured line of credit of $20 million available from a commercial bank. This line of credit expires in April 1997 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times throughout 1996 pursuant to which the Company may borrow up to approximately $2 million. As of September 30, 1996, there were no borrowings against these credit lines.

The Company anticipates that its present cash balances together with internally generated funds and credit lines (which are expected to be renewed or replaced) will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months.

--------------------------------------------------------------------------------
This quarterly report on form 10-Q contains forward-looking statements that involve risks and uncertainties, including those discussed below, in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the "Notes to Consolidated Financial Statements" contained herein, and elsewhere in this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
--------------------------------------------------------------------------------

Part II.  Other Information

Item 1.   Legal Proceedings.

          In October 1994, Wang filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by FileNet products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against FileNet products commercialized after that date in a separate lawsuit. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license from Wang on acceptable terms.

          The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.


Item 5.   Certain Considerations.

          This quarterly report on form 10-Q contains forward-looking statements that involve risks and uncertainties, including those discussed below, in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the "Notes to Consolidated Financial Statements" contained herein, and elsewhere in this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. All such factors should be considered by investors in the Company.

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

          COMPETITION. The imaging, workflow, computer output to laser disk software and document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, operating results and financial condition.

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

          In October 1994, Wang filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by FileNet products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against FileNet products commercialized after that date in a separate lawsuit. Based on the

          Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. If it should be determined that Wang's patents are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license from Wang on acceptable terms.

          DEPENDENCE ON CERTAIN RELATIONSHIPS. The Company has entered into a number of co-marketing relationships with other companies such as Microsoft Corporation, Compaq Computer Corporation, SAP AG, Hewlett-Packard Company and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

          DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management and technical personnel of acquired companies. The Company has no agreements providing for the employment of any of its key employees or any fixed term and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more key employees, including key employees of acquired companies, could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

          INTERNATIONAL   SALES.   Historically,   the   Company   has   derived
          approximately one-third of its total revenues from international sales. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing foreign distributors, potentially adverse tax consequences, currency exchange fluctuations, the burden of complying with a wide variety of complex operations, foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business or operating results.

          ACQUISITION-RELATED RISKS. The Company recently completed the acquisitions of Watermark, Saros and IFSL. These recent acquisitions by the Company have presented and will continue to present it with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies and managing separate geographic operations. The challenges have absorbed and may continue to absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. FileNet and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. In particular, FileNet's interest in Saros is in part based on the Company's evaluation of the market potential for Saros' new products including the recently announced @mezzanine and Saros Document Server for BackOffice which have yet to be proven in the marketplace, as well as other products currently under development. Delays in or non-completion of the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize anticipated benefits of the acquisitions.

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

Item 6.   Exhibits and Reports on Form 8-K

1.   Exhibits

          The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

2.   No reports on Form-8K were filed during the third quarter of fiscal 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILENET CORPORATION

By:/s/ Mark S. St. Clare
      -------------------
Mark S. St. Clare
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date: November 13, 1996

                                Index to Exhibits

Exhibit No.    Description
-----------    -----------------------------------------------------------------

4.1* Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to the Form S-1, Registration No. 33-15004).
4.2* Rights Agreement, dated as of November 4, 1988 between FileNet Corporation and the First National Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (filed as Exhibit
               4.2 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.1* Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated August 8, 1995, effective May 1, 1995 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended July 2,
               1995).
10.2* Substitution Agreement between the Registrant and AT&T Technologies, Inc. dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).
10.3* Sublicensing Agreement between the Registrant and AT&T Technologies, Inc. dated October 23, 1984 (filed as Exhibit 10.9 to the Form S-1).
10.4* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).
10.5* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).
10.6* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).
10.7* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as
               Exhibit 10.19 to the Form S-1).
10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNet Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.9* Amended and Restated 1995 Stock Option Plan of FileNet Corporation as approved by stockholders at the Registrant's Annual Meeting on May 8, 1996 (filed as Exhibit 99.1 to Form S-8 filed on July 29, 1996).
10.10* Second Amended and Restated Stock Option Plan of FileNet Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's registration statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as Exhibit 4(d) to the Registrant's registration statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).
10.11* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.12* Software License Agreement between the Registrant and Mentat, Inc. dated December 11, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.13* Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).

--------------------------------------------------
*    Incorporated herein by reference

Exhibit No.    Description
-----------    -----------------------------------------------------------------

10.14* Amendment dated December 22, 1992 to the Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3, 1993).
10.15* Memorandum of Agreement effective June 30, 1994 between the Registrant and Ing. C. Olivetti & C. S.p.A. (filed as Exhibit
               10.24 to Form 10-Q for the quarter ended October 2, 1994).
10.16* Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).
10.17* Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18, 1995 (filed as Exhibit
               10.27 to Form 10-Q for the quarter ended July 2, 1995).
10.18* Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).
10.19* Stock Purchase Agreement by and Among FileNet Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.20 to form 10-K for the year ended December 31, 1995).
27.            Financial Data Schedule.

-------------------------------------------------
* Incorporated herein by reference