Form 10-K
period 1996-12-31
FILENET CORP
filed 1997-04-04
CIK 706015

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

     Commission File Number        0-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                                       95-3757924
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

             3565 Harbor Boulevard, Costa Mesa, California  92626
                (Address of principal executive office)   (Zip code)

       Registrant's telephone number, including area code: (714) 966-3400


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

     Title of each class                  Name of each exchange which registered
Common stock,  $0.01 par value                          Nasdaq


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of March 21, 1997, the aggregate market value of the 14,835,635 shares of voting stock of the Registrant held by nonaffiliates of the Registrant on such date was $237,370,160. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company's outstanding common stock are deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock was 15,085,811 at March 21, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1997 Annual Meeting are incorporated by reference into Part III as set forth herein. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Parts II, III and IV as set forth herein.

================================================================================

                               FILENET CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1996

                                      INDEX

                                                                                              Page
                                     PART I

Item 1. Business..............................................................................  3
Item 2. Properties............................................................................ 10
Item 3. Legal Proceedings..................................................................... 10
Item 4. Submission of Matters to a Vote of Security Holders................................... 10

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.............. 10
Item 6. Selected Financial Data............................................................... 11
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition. 12
Item 8. Financial Statements and Supplementary Data........................................... 12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 12

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................................... 12
Item 11. Executive Compensation............................................................... 12
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 12
Item 13. Certain Relationships and Related Transactions....................................... 12

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K...................... 13
Signatures.................................................................................... 18

                                     PART I


Item 1.  Business

GENERAL

FileNet Corporation ("FileNet" or the "Company") develops, markets and services an open, integrated family of workflow, document-imaging, electronic document-management and computer output to laser disk ("COLD") client/server product solutions which control and manage the movement of document images, data, text and other information throughout an enterprise. In August 1995, the Company acquired Watermark Software Inc. ("Watermark"), a leader in document-imaging software for the Microsoft Windows NT platform. In the first quarter of 1996, the Company acquired Saros Corporation ("Saros"), one of the leading suppliers of enterprise electronic document-management software, and International Financial Systems, Ltd. ("IFSL"), whose Greenbar(TM) product is an innovative COLD software application for archiving computer-generated reports. The current product line enables FileNet to offer a broad range of software and support capabilities to customers who are seeking a single vendor to manage their unstructured business information.

MARKETS AND APPLICATIONS

With its recent acquisitions, the Company now offers a family of complementary products which will enable users to manage the storage, processing and workflow for all documents and other unstructured information, including scanned images, faxes, text, spreadsheets, graphics, drawings, photographs, computer output reports, voice, and video on an enterprise-wide basis. Because the Company's products provide an integrated document-management architecture that can be implemented on a modular basis, organizations can choose one, some, or all of the Company's products to build the system that most effectively meets their needs. The Company's products include workflow and document-imaging software for those organizations which have large, active paper document files, process large numbers of documents in their day-to-day operations, or have complex, mission-critical business processes for a variety of applications such as mortgage loan servicing, credit card customer service, insurance claims processing, retirement account management, technical document management and change control, and the management of personnel, accounts payable, traffic, property and criminal records. Additionally, the Company's products address ad hoc business processes at the departmental and workgroup levels to improve overall enterprise productivity.

The Company markets its products through a direct sales force in Australia, Canada, France, Germany, the United Kingdom and the United States. In addition, the Company markets in the United States and in 60 other countries through its Valuenet(R) partner program consisting of systems integrators, resellers and distributors. A number of firms, including Andersen Consulting and American Management Systems, operate as third-party resellers under the Company's ValueNet program and combine FileNet products with vertical market-specific value-added services to provide turnkey solutions and complex systems integration for customers. Other firms such as Tech Data, Law Cypress, IAI Canada, Image Choice and Paperlink are distributors of the Company's products selling to hundreds of resellers throughout the world. The Company also has OEM agreements with other firms involving the Company's software and hardware products.

The Company offers software maintenance service for its products in the United States and in countries where it has direct international operations. Its international resellers offer maintenance in the countries they serve. The Company subcontracts hardware maintenance to Hewlett-Packard Corporation ("HP") and other third parties.

In June 1995, the Company entered into a joint venture development partnership and distribution agreement with Novell, Inc. ("Novell") to provide workflow software components for Novell's Groupwise software product family. A version of this software is also being marketed by FileNet directly as of November 1996.

In September 1995, the Company entered into an alliance with SAP AG to deliver data archiving and document solutions for their client/server-based R/3 enterprise application systems environment. Deliveries of this product commenced in December 1995.

The Company also has porting and licensing agreements with HP and Sun Microsystems, Inc. ("Sun") to co-market versions of FileNet's document-imaging and workflow software products to users of those companies' products. Sales of the HP based product commenced in December 1993 and the Sun based product in March 1995. In 1996, the Company became a Global Partner with HP's General Systems Division.

The Company is a Certified Microsoft Solutions Developer and will continue to develop products for the Microsoft BackOffice computing environment.


PRODUCTS

SOFTWARE

The following software products are currently being offered by the Company:

Document Imaging

The Company's Image Management Services ("IMS") software is used for organizing, storing and accessing multiple types of information including document images, data, text, graphics, voice and photographs from different sources. IMS software currently supports the Microsoft Windows NT Server operating system and the AIX/6000, HP-UX, and Solaris operating environments which are IBM Corporation's ("IBM"), HP's, and Sun's implementation of the UNIX operating system, respectively. IMS software operates on high performance servers attached to Token-Ring, Ethernet and FDDI local area networks utilizing TCP/IP and SPX/IPX communication protocols.

The Company's WorkForce Desktop(R) Software is a suite of document-imaging and workflow management products which run on IBM and IBM compatible personal computers running Microsoft Corporation's ("Microsoft") Windows operating environments or IBM's OS/2 operating system. The suite provides search and access features, image viewing, and manipulation capabilities for stored images. Additionally, the user can develop custom applications for the WorkForce Desktop products using one of the following software development tools and application programming interfaces:

     WorkFlo(R)--a proprietary application development software product that enables users to develop business process automation programs by defining individual processing tasks and process flows using a series of high level language commands. WorkFlo programs can be easily modified by the user to respond to new business requirements. In addition, the software enables users to create standard electronic forms for entering information in prescribed formats.

     WorkFlo  Controls--a   software   development  tool  that  integrates  with
     Microsoft's Visual Basic programming system to increase productivity when developing custom document-imaging and workflow applications.

     WorkFlo Power Libraries--a software development tool that integrates with Sybase/Powersoft's PowerBuilder programming system and C language programs to increase productivity when developing custom document-imaging and workflow applications.

     WorkFlo Application Libraries--a standard application programming interface layer to FileNet's IMS software for various workstations, network and application environments including Microsoft Windows, OS/2, Sun Solaris, HP-UX, and IBM AIX/6000.

The Company's FileNet:WorkGroup(TM) software is a midrange document-imaging and work management product based on a subset of the above products combined with certain prepackaged software applications.

The Company's Document Warehouse(TM) for SAP software product is a document and data archiving application, certified by SAP, for use with the popular R/3 Enterprise Resource Planning (ERP) application suite.

FileNet Image View II(TM) is a client software product introduced in 1996 that integrates with and accesses documents stored in FileNet's IMS server and the Watermark Image Server products to enable the use of scanned documents and faxes with any OLE-compatible Windows application, such as spreadsheets, workflows, forms, databases, e-mail, etc.

The Company's Watermark(R) software products enable users worldwide to exchange, process and share scanned images, faxes and other electronic documents within departments and workgroups of large enterprises and throughout midsize and small business environments. Watermark documents and folders are easily integrated into existing line-of-business applications and take advantage of the latest Microsoft operating systems, database technologies and Internet capabilities. The Watermark family consists of the following products:

     Watermark Client software replaces document handling procedures with integrated electronic processing of scanned images, faxes and other electronic documents. The software provides easy-to-use tools for document capturing, filing, viewing, annotation and OCR that image enable any OLE- or ODMA- compatible Windows application, such as e-mail, databases and workflows.

     Watermark Image Server software is used for organizing, storing and optimizing shared network access to scanned documents, faxes and electronic files. The software intelligently captures the business rules governing document security, version control, migration and storage through easy client-based administration and reporting tools designed for Microsoft Backoffice.

     Watermark Hierarchical Storage Manager software extends the document storage and retrieval capacity of the Watermark Image Server by providing Windows NT services to migrate documents to and from high-density optical disks.

     Watermark Fax Router software is a fax management solution that streamlines inbound fax communications with customers, suppliers and other business partners. The software delivers documents electronically to the intended recipient and immediately routes for processing. Faxes are securely managed side-by-side with all other business documents.

     Watermark Developer's Toolkit software allows a developer to build client/server and intranet applications by taking advantage of the full power and range of Watermark functionality via OLE Objects and ActiveX Controls specifically designed to simplify application building.

Workflow

The Company's Visual WorkFlo(R) software provides an open, flexible, component software framework for workflow application development. This product enables users and ValueNet partners to automate business processes using object-oriented programming technology, and supports standard tools such as C++, Visual Basic, PowerBuilder, Microsoft Windows-compatible tools, and FileNet's other WorkFlo products. All work management functions, including routing, queuing, exception handling, and management control, are managed by Visual WorkFlo using standard Windows interfaces and graphical tools.

FileNet Ensemble(TM) is a general purpose workflow tool introduced in 1996 that automates a wide range of everyday business processes and is integrated with Microsoft Exchange and Novell Groupwise to enhance these messaging (e-mail) system products. FileNet markets this product through all of its direct and indirect sales channels worldwide. A version of this software will be marketed by Novell starting in 1997 under the product name "Groupwise Workflow."

Electronic Document Management

The Company's Saros(R) software products simplify the management and maintenance of electronic documents and other unstructured information, ensuring the right information is always available. Needed information is readily accessible, providing total manageability and security. The Saros family consists of the following products:

     Saros Mezzanine(R) is a server software product that enables electronic document management applications across large enterprise LANs and WANs. It acts as a network librarian, simplifying the management and maintenance of all files on the user's network.

     Saros Document Manager is a client-based ready-to-use document management system based on Saros Mezzanine. Saros Document Manager provides the user with tools to create, communicate and control electronic documents.

     Saros @mezzanine(TM) is a software product used to organize, protect and maintain documents published on the World Wide Web. @mezzanine provides improved organization and access methods to the Web browser and special document management features such as version control, security and archiving needed by the Web server.

     Saros Document Server for BackOffice is a special version of the Mezzanine software and is designed expressly for the Microsoft BackOffice server platform. Saros Document Server for BackOffice takes advantage of the full power of Microsoft Windows NT Server to create an enterprise-wide electronic information library.

COLD

The Company's Greenbar software product stores and retrieves computer-generated reports to replace the use of printed reports and computer output to microfiche. It also enables the user to search for specific information located in one or more reports and extract the information to use with popular desktop software applications. It is a client/server software product running on servers using the Microsoft Windows NT Server operating system and PC workstations running Microsoft Windows. It also integrates with FileNet's IMS software product to provide large capacity archival storage capabilities.


HARDWARE

The Company markets an optional integration service, offering customers the option to purchase complete solutions, including industry standard hardware, directly from FileNet. The Company also manufactures and markets an optical storage and retrieval library (OSAR(R)) based on 12-inch optical disk storage technology.

All named products mentioned in this Form 10-K, other than the Company's named products, are trademarks or registered trademarks of the respective holder.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are focused on software product development. Research and development expenditures were $36.5 million, $24.7 million and $18.3 million for the fiscal years ended December 31, 1996, December 31, 1995, and January 1, 1995, respectively. The Company believes that its future success depends upon its ability to continue to enhance its existing software products and to develop new software products that satisfactorily meet market needs. Accordingly, the Company intends to continue to make substantial investments in its research and development activities.

BACKLOG

The Company typically ships its products within a short period of time after acceptance of orders, which is common in the computer software industry. The Company does not consider the level of backlog to be a significant or important indicator of future revenue or earnings.

SERVICES, SUPPORT AND MANUFACTURING

The Company maintains service and support organizations which provide both pre-sales and post-sales services in the United States and the foreign countries where the Company has direct operations.

The Company's integration facilities in Costa Mesa, California and Dublin, Ireland, conduct software manufacturing, integration, test and quality control.

In those cases in which the customer requests that FileNet provide a turnkey solution, the Company uses standard products and components which are available from multiple vendors. Certain parts and components are purchased from sole sources, including optical disk drives for its OSAR product. The Company is dependent upon the ability of vendors to deliver these items in accordance with the Company's specifications and delivery schedules. Scanners, printers, magnetic disks, memory circuits, frames, panels and harnesses are available from a number of domestic sources. The failure of certain suppliers to deliver on schedule could delay or interrupt the Company's delivery of products and thereby adversely affect the Company's operating results. To date, the Company has not experienced any delays in deliveries from its suppliers which have had a material impact on its business.

EMPLOYEES

As of December 31, 1996, the Company had 1,443 full-time employees of which 364 were employed in research and development; 853 in sales, marketing, professional services and customer support; 96 in operations; and 130 in finance and administration. Employees in the Company's German subsidiary are represented by a labor union. No other employees are represented by labor unions, and the Company has never experienced a work stoppage. The Company believes that it enjoys good employee relations.

COMPETITION

The market for the Company's products is highly competitive. The Company's principal competitors for its various product lines include the following companies: 1) Workflow and document imaging-- Banctec, Inc., IBM, Keyfile, Optika, Unisys Corporation, Mosaix, Wang Laboratories, Inc., 2) Electronic Document Management--Documentum, IBM, Interleaf, Novasoft, Novell, Open Text, PC DOCS, and 3) COLD--Computron, IBM and Microbank. Numerous smaller software vendors also compete in each product area. The Company also experiences competition from systems integrators who configure hardware and software into customized systems.

In addition, RDBMS vendors, such as Oracle, Sybase and Informix, may compete with the Company in the future. Oracle has announced products that compete with the Company's document management products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business and operating results could be adversely affected.

PATENTS AND  LICENSES

The Company holds three patents for its OSAR product which expire August 26, 2003, June 23, 2004 and August 4, 2004, respectively. The Company has also entered into non-exclusive license arrangements with a number of organizations, including IBM and Oracle, which permit the Company and its resellers to grant sublicenses to end users of the Company's systems to use software developed by these third-party vendors.

CERTAIN CONSIDERATIONS

This report and the Company's Annual Report to Stockholders for the year ended December 31, 1996 contains forward-looking statements that involve risks and uncertainties, including those discussed below and in the Management's Discussion and Analysis of Financial Condition and Results of Operations section and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. All such factors should be considered by investors in the Company.

     Rapid Technological Change; Product Development. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce, in a timely manner, new products incorporating technological advances and respond to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

     Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to continue to integrate various products it has developed or acquired through acquisition of others and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation and are not predictable with any significant degree of accuracy. Therefore, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, such factors could cause the Company's operating results in a given quarter to be below the expectations of public market analysts and investors. In either case, the price of the Company's common stock could be materially adversely affected.

     Competition. The document imaging, workflow, COLD and document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, operating results and financial condition.

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

     In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark, formerly a wholly-owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by the Company's products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     In January 1997, Wang and Eastman Kodak Company ("Kodak") announced that they have entered into an agreement under which Kodak will acquire the Wang business unit that has responsibility for this litigation. The acquisition is scheduled to close in March-April 1997 and the Company can not predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

     Dependence on Certain Relationships The Company has entered into a number of co-marketing relationships with other companies such as Microsoft Corporation, Compaq Computer Corporation, SAP AG, Hewlett-Packard Company ("HP") and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

     Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management and technical personnel of acquired companies. The Company has no agreements providing for the employment of any of its key employees or any fixed term contracts and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more key employees, including key employees of acquired companies, could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

     Acquisition-Related Risks. The Company recently completed the acquisitions of Watermark, Saros and IFSL. These recent acquisitions by the Company have presented and will continue to present it with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies and managing separate geographic operations. The challenges have absorbed and may continue to absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. The Company and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. In particular, one of the reasons for FileNet's acquisition of Saros was the perceived market potential for Saros' new products, including the recently announced @mezzanine and Saros Document Server for BackOffice, which have yet to be proven in the marketplace, as well as other products currently under development. Delays in or non-completion of the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize anticipated benefits of the acquisitions.

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

     Stock Price Volatility. The Company believes that a variety of factors could cause the price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

Item 2.  Properties

The Company currently leases 250,000 square feet of office, development and manufacturing space in Costa Mesa, California; 42,000 square feet of office and development space in Bellevue, Washington; 12,500 square feet of office and development space in Burlington, Massachusetts. The Company also leases sales and support offices in 41 locations in the United States, 13 in Europe, 2 in Australia, 3 in Canada, and 3 in Asia. The Company believes that the Costa Mesa, Bellevue and Burlington facilities will be adequate for the Company's anticipated needs through 1997.

Item 3.  Legal Proceedings

In October 1994, Wang filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark, formerly a wholly-owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by the Company's products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

In January 1997, Wang and Kodak announced that they have entered into an agreement under which Kodak will acquire the Wang business unit that has responsibility for this litigation. The acquisition is scheduled to close in March-April 1997 and the Company cannot predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

On December 20, 1996, plaintiff Michael I. Goldman filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange. The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. Plaintiff alleges that the Company and other defendants violated Cal. Corp. Code Sections 25400 and 25500, Cal. Civ. Code Sections 1709-1710 and Cal. Bus. & Prof. Code Sections 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory and punitive damages, interest, payment of attorney's fees and costs, and equitable or injunctive relief; however, at this time it is not possible to determine the potential liability, if any. The Company has not yet responded to the complaint. The Company believes the complaint is without merit and intends to defend the action vigorously.

The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters There is hereby incorporated herein by reference the information appearing under the caption "Stock Market and Dividend Information," which appears on page 42 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and is filed herewith as Exhibit 13.1.

Item 6.  Selected Financial Data 1

The following table summarizes certain selected financial data:

                                                                              For Fiscal Years Ended
                                              --------------------------------------------------------------------------------------
                                               Dec. 31, 1996     Dec. 31, 1995     Jan. 1, 1995      Jan. 2, 1994     Jan. 3, 1993
                                              ----------------  ----------------  ---------------  ----------------  ---------------
                                                   (1996)            (1995)            (1994)            (1993)           (1992)
                                                   ------            ------            ------            ------           ------
(In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
  Software revenue                               $140,659          $116,052          $ 81,102         $ 54,067          $ 34,089
  Service revenue                                  82,118            67,174            60,753           60,933            45,803
  Hardware revenue                                 46,136            46,152            50,480           51,410            62,608
                                              ---------------------------------- ---------------- ----------------- ----------------

      Total revenue                               268,913           229,378           192,335          166,410           142,500

Costs and expenses:
  Cost of software revenue                         16,464            15,146            12,472            7,831             6,324
  Cost of service revenue                          53,568            44,277            41,645           42,812            36,650
  Cost of hardware revenue                         29,633            28,800            30,999           34,116            28,330
  Research and development                         36,502            24,711            18,274           15,247            15,142
  Selling, general and administrative             117,761            96,499            71,267           61,711            59,277
  Merger, restructuring and write-off of
   purchased in-process research and
   development costs                               16,011             6,393                --               --            10,044
                                              --------------------------------------------------------------------------------------
      Total costs and expenses                    269,939           215,826           174,657          161,717           155,767

                                              --------------------------------------------------------------------------------------
Operating income (loss)                            (1,026)           13,552            17,678            4,693           (13,267)

  Other income                                      2,838             2,780             1,821              333               348

                                              --------------------------------------------------------------------------------------
Income (loss) before income taxes                   1,812            16,332            19,499            5,026           (12,919)

  Provision (benefit) for income taxes              4,456             8,116             5,356            4,760            (1,827)

                                              --------------------------------------------------------------------------------------
Net income (loss)                                $ (2,644)         $  8,216          $ 14,143         $    266          $(11,092)
                                              ================= ================= ================ ================= ===============

Net income (loss) per share                      $  (0.18)         $   0.52          $   0.95         $   0.02          $  (0.95)

Weighted average common and common
  equivalent shares outstanding                    15,007*           15,856            14,834           13,178            11,705*

*Excludes common share equivalents

Consolidated balance sheet data:

Working capital                                  $ 89,339          $ 86,354          $ 63,149         $ 47,819          $ 46,292
Total assets                                      195,679           189,682           152,642          124,986           104,350
Long-term debt, excluding
  current portion                                      --                --                --              163                68
Stockholders' equity                              132,806           131,158           101,006           78,383            71,346

1 All  historical  data has been  restated to reflect the  acquisition  of Saros
 Corporation on March 1, 1996 which was accounted for as a pooling of interests.

 Certain reclassifications have been made to the prior years' selected financial data to conform with the current year's presentation.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

There is hereby incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," which appears on pages 18 through 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and is filed herewith as Exhibit 13.2.


Item 8.  Financial Statements and Supplementary Data

There is hereby incorporated herein by reference the information appearing on pages 25 through 39 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and is filed herewith as Exhibit 13.3. The accompanying Independent Auditors' Report is also incorporated herein by reference and filed herewith as Exhibit 13.3.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors," under the caption "Executive Officers of the Company," and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 11. Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 12. Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 13. Certain Relationships and Related Transactions

There is hereby incorporated herein by reference the information appearing under the caption "Note 11: Related Party Transaction," which appears on page 38 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 and is filed herewith as part of Exhibit 13.4.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)      Financial statements

         1. The list of financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report is herein incorporated by reference.

         2.   Financial statement schedule

              The listed financial statement schedule contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report is herein incorporated by reference.

         3.   Exhibits

              The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.



               Index to Consolidated Financial Statements Covered
                         by Independent Auditors' Report

                             Item 14(a) (1) and (2)

                                                                                  Page Reference
                                                                                ---------------------------
                                                                                               1996 Annual
                                                                                                 Report to
                                                                                Form 10-K      Stockholders

The information  under  the  following  captions, which  is included in the 1996
     Annual Report to Stockholders, is incorporated herein by reference:
Independent Auditors' Report                                                                       39
Consolidated balance sheets at December 31, 1996 and December 31, 1995                             25
Consolidated statements of operations for each of the years ended
     December 31, 1996, December 31, 1995 and January 1, 1995                                      26
Consolidated statements of stockholders' equity for each of the years ended
     December 31, 1996, December 31, 1995 and January 1, 1995                                      27
Consolidated statements of cash flows for each of the years ended
     December 31, 1996, December 31, 1995 and January 1, 1995                                      28
Notes to consolidated financial statements                                                         29

Independent Auditors' Report on Schedule                                           14

Schedule for each of the three years ended  December 31, 1996,
     December 31, 1995 and January 1, 1995
II.  Valuation and qualifying accounts and reserves                                15


INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Stockholders and the Board of Directors of FileNet Corporation:

We have audited the consolidated financial statements of FileNet Corporation and its subsidiaries as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997. Such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of FileNet Corporation and its subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

February 10, 1997
Costa Mesa, California

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                ($ in thousands)

                                      Balance at         Additions-
                                     Beginning of     Charged to Costs                      Balance at End
Description                             Period          and Expenses         Deductions        of Period
----------------------------------- ----------------------------------------------------------------------
Year ended January 1, 1995:
Inventory reserves                    $  771             $  532             $  652 (1)        $  651
Allowance for doubtful accounts          562                222                 53 (2)           731
Reserve for returned systems           3,418                489              1,160 (3)         2,747

Year ended December 31, 1995:
Inventory reserves                       651                482                560 (1)           573
Allowance for doubtful accounts          731                857                 48 (2)         1,540
Reserve for returned systems           2,747                869                463             3,153

Year ended December 31, 1996:
Inventory reserves                       573                635                548 (1)           660
Allowance for doubtful accounts        1,540              1,205                605 (2)         2,140
Reserve for returned systems           3,153                 32                  -             3,185






(1) Consists primarily of the write-off of excess/obsolete inventories.

(2) Consists primarily of uncollectible invoice amounts.

(3) Includes an amount attributable to the resolution of a specific customer dispute. Such amount was recognized in revenue in 1994.

                                Index to Exhibits

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------

3.1*      Restated  Certificate of  Incorporation,  as amended (filed as Exhibit
          3.1  to  Form  S-4  filed  on  January  26,  1996;   Registration  No.
          333-00676).

3.1.1* Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Form S-4 filed on January 26, 1996, Registration No. 333-00676).

3.2*      Bylaws  (filed  as  Exhibit  3.2  of  the  Registrant's   registration
          statement on Form S-1, Registration No. 33-15004 (the "Form S-1")).

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

10.2 Waiver and Second Amendment dated December 18, 1996, to the Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated August 8, 1995.

10.3* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).

10.4* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).

10.5* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).

10.6* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit
          10.19 to the Form S-1).

10.7 Third Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992.

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

--------------------------------------------
* Incorporated herein by reference

Exhibit No.             Description
----------------------- --------------------------------------------------------

10.11* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.12 Amendment #A1011-941003-01 dated September 30, 1994, to the Agreement for the Purchase of IBM products dated December 20, 1991.

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

10.15* Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).

10.16* Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18, 1995 (filed as Exhibit 10.27 to Form 10-Q for the quarter ended July 2, 1995).

10.17* Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).

10.18* Stock Purchase Agreement by and Among FileNet Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.2 to form 10-K for the year ended December 31, 1995).

13.1 Market for the Registrant's Common Stock and Related Stockholder Matters incorporated by reference to page 42 of the 1996 Annual Report.

13.2 Management's Discussion and Analysis of Results of Operations and Financial Condition incorporated by reference to pages 18 through 24 of the 1996 Annual Report.

13.3 Financial Statements incorporated by reference to pages 25 through 39 of the 1996 Annual Report.

13.4      Certain   Relationships  and  Related  Transactions   incorporated  by
          reference to page 38 of the 1996 Annual Report.

21.1 List of subsidiaries of Registrant (filed as FileNet Corporation Subsidiary Information).

23.1      Consent  of  Deloitte & Touche  LLP  (filed as  Independent  Auditors'
          Consent).

27        Financial Data Schedule

---------------------------------------------
* Incorporated herein by reference

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         FILENET CORPORATION



Date:  April 2, 1997          By:   /s/  T. J. Smith
                                    --------------------------------------------
                                         T. J. Smith
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 2, 1997           By:   /s/  T. J. Smith
                                    --------------------------------------------
                                         T. J. Smith
                                         President
                                         (Principal Executive Officer) Director

Date: April 2, 1997           By:   /s/  Mark S. St. Clare
                                    --------------------------------------------
                                         Mark S. St. Clare
                                         Chief Financial Officer and
                                         Sr. Vice President, Finance
                                         (Principal Financial Officer)

Date: April 2, 1997           By:   /s/  William R. Hughes
                                    --------------------------------------------
                                         William R. Hughes
                                         Chief Accounting Officer and Controller

Date: April 2, 1997           By:   /s/  Frederick K. Fluegel
                                    --------------------------------------------
                                         Frederick K. Fluegel
                                         Director

Date: April 2, 1997           By:   /s/  J. Burgess Jamieson
                                    --------------------------------------------
                                         J. Burgess Jamieson
                                         Director

Date: April 2, 1997           By:   /s/  John C. Savage
                                    --------------------------------------------
                                         John C. Savage
                                         Director

Date: April 2, 1997           By:   /s/  William P. Lyons
                                    --------------------------------------------
                                         William P. Lyons
                                         Director