Form 10-Q
period 1997-03-31
FILENET CORP
filed 1997-05-15
CIK 706015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________

                         Commission File Number 0-15997


                               FILENET CORPORATION
             (Exact name of registrant as specified in its charter)


State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

Delaware                                            95-3757924

FILENET CORPORATION
3565 Harbor Boulevard
Costa Mesa, CA 92626
(714) 966-3400


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Title                                                        Outstanding

Common Stock                                        15,202,354 as of May 9, 1997

                               FILENET CORPORATION
                                      Index


                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of March 31, 1997 and December 31, 1996......................    1

         Consolidated Statements of Operations
         for the quarters ended March 31, 1997 and 1996..................    2

         Consolidated Statements of Cash Flows
         for the quarters ended March 31, 1997 and 1996..................    3

         Notes to Consolidated Financial Statements......................    4

Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition.........................................    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   11

Item 5.  Certain Considerations..........................................   12

Item 6.  Exhibits and Reports on Form 8-K................................   15

         SIGNATURE.......................................................   16

         INDEX TO EXHIBITS...............................................   17

Part I. Financial Information
Item 1. Financial Statements.
                               FILENET CORPORATION
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                       March 31,    December 31,
                                                         1997           1996
                                                       ---------    ------------
                                                      (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents.....................    $ 29,308         $ 28,530
     Short-term marketable securities..............      28,610           22,037
                                                         ------           ------
         Total cash and short-term marketable
          securities...............................      57,918           50,567
                                                         ------           ------
     Accounts receivable, net......................      43,941           75,469
     Inventories...................................       7,819            8,794
     Prepaid expenses and other....................       7,409            8,336
     Deferred income taxes.........................       6,016            5,641
                                                          -----            -----
Total current assets...............................     123,103          148,807
                                                        -------          -------
Net property and equipment.........................      28,583           28,329
Long-term marketable securities....................      13,057           16,705
Other..............................................       2,103            1,838
                                                          -----            -----
Total assets.......................................    $166,846         $195,679
                                                       ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................    $ 11,442         $ 16,752
     Accrued liabilities:
         Compensation..............................       8,796           10,728
         Unearned maintenance revenue..............       4,585            5,554
         Royalties.................................       3,343            4,531
         Other.....................................      13,315           21,903
                                                         ------           ------
Total current liabilities..........................      41,481           59,468
                                                         ------           ------
Deferred income taxes..............................       3,373            3,405
Stockholders' equity:
     Common stock - $.01 par value;  authorized,
       100,000,000 shares; issued and outstanding
       15,330,306 and 15,230,566  shares at
       March 31, 1997 and December 31, 1996,
       respectively................................     128,735          127,813
     Retained earnings (accumulated deficit).......      (1,546)           7,874
     Other.........................................        (629)           1,687
                                                           ----            -----
                                                        126,560          137,374
     Less 200,000 Treasury shares at cost                 4,568            4,568
                                                          -----            -----
Total stockholders' equity.........................     121,992          132,806
                                                        -------          -------
Total liabilities and stockholders' equity.........    $166,846         $195,679
                                                       ========         ========

See notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Quarter Ended
                                                --------------------------------
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
Revenue:
     Software revenue..........................    $ 22,082          $ 37,118
     Service revenue...........................      18,237            17,215
     Hardware revenue..........................       7,243            12,411
                                                      -----            ------
Total revenue..................................      47,562            66,744
                                                     ------            ------
Costs and expenses:
     Cost of software revenue..................       2,999             3,863
     Cost of service revenue...................      13,131            11,450
     Cost of hardware revenue..................       5,329             8,219
     Research and development..................      10,140             8,422
     Selling, general and administrative.......      29,766            30,027
     Merger, restructuring and write-off of
      purchased in-process research and
      development costs........................           -            16,011
                                                     ------            ------
Total costs and expenses.......................      61,365            77,992
                                                     ------            ------
Operating loss.................................     (13,803)          (11,248)

Other income, net..............................         721               831
                                                        ---               ---
Loss before income taxes.......................     (13,082)          (10,417)

Provision (benefit) for income taxes...........      (3,662)            1,403
                                                     ------             -----
Net loss.......................................    $ (9,420)         $(11,820)
                                                   ========          ========
Net loss per share.............................    $  (0.63)         $  (0.79)
                                                   ========          ========

Weighted average common shares outstanding.....      15,045            14,882
                                                     ======            ======

See notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements Of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Quarter Ended
                                                --------------------------------
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
Cash flows from operating activities:
     Net loss..................................    $ (9,420)         $(11,820)
     Adjustments to reconcile net loss to net
      cash provided (used) by operating
      activities:
        Write-off of purchased in-process
          research and development costs.......           -            10,011
        Depreciation and amortization..........       3,353             2,872
        Provision for losses on accounts
          receivable...........................          23               110
        Changes in operating assets and
          liabilities, net of acquisition:
              Accounts receivable..............      30,090           (11,831)
              Inventories......................       1,090              (843)
              Prepaid expenses.................         617            (1,079)
              Accounts payable.................      (5,108)              184
              Accrued liabilities:
                  Compensation.................      (1,863)           (1,302)
                  Unearned maintenance revenue.        (954)            2,155
                  Royalties....................      (1,188)               24
              Other............................      (8,436)            6,560
                                                     ------             -----
Net cash provided (used) by operating
  activities...................................       8,204            (4,959)
                                                      -----            ------
Cash flows from investing activities:
     Proceeds from sale of equipment...........          70             2,848
     Capital expenditures......................      (4,059)           (4,856)
     Payment for purchase of IFSL..............           -           (11,711)
     Purchase of marketable securities.........     (14,215)           (6,029)
     Proceeds from sales and maturity of
       marketable securities...................      11,260            12,317
                                                     ------            ------
Net cash used by investing activities..........      (6,944)           (7,431)
                                                     ------            ------
Cash flows from financing activities:
     Proceeds from issuance of common stock....         922             2,456

Effect of exchange rate changes on cash and
  cash equivalents.............................      (1,404)              (92)
                                                     ------                --
Net increase (decrease) in cash and cash
  equivalents..................................         778           (10,026)
Cash and cash equivalents, beginning of year...      28,530            43,378
                                                     ------            ------
Cash and cash equivalents, end of period.......    $ 29,308          $ 33,352
                                                   ========          ========
Supplemental cash flow information:
     Interest paid.............................    $     38          $    108
     Income taxes paid.........................    $    718          $    625

See notes to consolidated financial statements

                               FILENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the management of FileNet Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1997 and the results of its operations and cash flows for the fiscal quarters ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and with the Company's Current Report on Form 8-K, dated April 1, 1997, and filed by the Company with the SEC on April 1, 1997. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. Net loss per share was based upon the weighted average number of actual shares of common stock outstanding.

4. The $16.0 million merger, restructuring and write-off of purchased in-process research and development costs for the three months ended March 31, 1996, consisted of $10.0 million for the write-off of purchased in-process research and development costs related to the acquisition of International Financial Systems, Ltd. ("IFSL"), $4.2 million in merger costs related to the acquisition of Saros Corporation ("Saros"), and $1.8 million in restructuring costs related to the acquisitions of Saros and Watermark Software, Inc. ("Watermark").

5. During April 1997 the Company announced a restructuring plan to reduce operating expenses by consolidating the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNet's Costa Mesa, California location as well as reduce headcount in certain other areas of the Company. In connection with this plan, the
     Company plans to record an estimated $6.0 million of restructuring and other charges during the second quarter ended June 30, 1997. The restructuring charge will consist primarily of severance costs, write-off of impaired assets, and facility closing costs.

6. During 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, the Company will be required to disclose basic earnings per share and diluted earnings per share for all periods for which an income statement is presented, which will replace disclosure currently being made for primary earnings per share and fully diluted earnings per share. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. There is expected to be no impact on primary or fully diluted earnings per share for the three months ended March 31, 1997 and 1996.

7. In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark, formerly a wholly-owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by the Company's products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     In March 1997, Eastman Kodak Company ("Kodak") purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. The Company cannot predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

     On December 20, 1996, plaintiff Michael I. Goldman filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the "State Action"). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. Plaintiff alleges that the Company and other defendants violated Cal. Corp. Code Sections 25400 and 25500, Cal. Civ. Code Sections 1709-1710 and Cal. Bus. & Prof. Code Sections 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory and punitive damages, interest, attorneys' fees, expert witness fees, costs, and equitable or injunctive relief.

     On April 1, 1997, plaintiff Michael I. Goldman filed another class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the "Federal Action"). The action purportedly was filed on behalf of the same class of purchasers of the Company's common stock as the State Action. The allegations contained in the Federal Action are very similar to the allegations contained in the State Action, except that the Federal Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees, costs and equitable or injunctive relief. The Company has not yet responded to the complaint in the Federal Action.

     In the State Action, on April 14, 1997, the Company filed a motion to stay all proceedings in light of the filing of the Federal Action by the same plaintiff. This motion was denied without prejudice by the Court on May 13, 1997, and the case was assigned to the Complex Case Panel of Judges. On April 15, 1997, the Company filed a demurrer and motion to strike in the State Action which are scheduled to be heard by the Court on July 1, 1997, but may be delayed in light of the newly assigned judge. Discovery is proceeding in the State Action.

     The Company believes that all of the allegations contained in the complaints filed in the State and Federal Actions are without merit and intends to defend the actions vigorously.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                               FILENET CORPORATION

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Certain Considerations in Part II--Item 5 of this Quarterly Report, the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and with the Company's Current Report on Form 8-K, dated April 1, 1997, and filed by the Company with the SEC on April 1, 1997.

Results of Operations

Revenue

Domestic and international revenues decreased approximately 29% and 27%, respectively, in the first quarter of 1997, when compared to the corresponding period in 1996. International revenue constituted approximately 32% and 31% of total revenues in the first quarter of 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues; however, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

(Dollars in millions)                First Quarter    First Quarter
                                         1997             1996          % Change
                                     -------------    -------------     --------
Software revenue                        $22.1            $37.1            (40%)
 ................................................................................
    Percentage of total revenue           46%              56%
 ................................................................................
Service revenue                         $18.3            $17.2              6%
 ................................................................................
    Percentage of total revenue           39%              26%
 ................................................................................
Hardware revenue                        $ 7.2            $12.4            (42%)
 ................................................................................
    Percentage of total revenue           15%              18%
 ................................................................................
Total revenue                           $47.6            $66.7            (29%)
 ................................................................................

Software revenue decreased 40% for the quarter ended March 31, 1997, compared to the same period of 1996. The decrease was due to a weakness in new orders experienced both domestically and internationally. Software revenue as a percentage of total revenue decreased to 46% for the quarter ended March 31, 1997, from 56% in the same quarter last year due to the decrease in software revenue cited above.

Service revenue increased 6% for the quarter ended March 31, 1997, compared to the same period of 1996. Service revenue consists of revenue from software and hardware maintenance services provided to the Company's customers and other revenue that includes professional services, training, repairs and supplies. The increase was due to the growth of the Company's installed base and an increase in repairs of spare parts associated with the transition of hardware maintenance to HP and others. The increase was partially offset by a decrease in professional services revenue associated with lower software revenue. Service revenue as a percentage of total revenue increased to 39% for the quarter ended March 31, 1997, from 26% in the same quarter last year due to the current quarter decrease in software and hardware revenue cited herein.

Hardware revenue decreased by 42% for the quarter ended March 31, 1997, compared to the same period of 1996 due to similar reasons discussed above for software revenue. Additionally, hardware revenue for 1996 included a number of international sales with significant hardware content. Hardware revenue as a percent of total revenue declined due to the reasons cited above. The Company expects hardware revenue to continue to decrease as a percentage of revenue.

Cost of Revenue.

(Dollars in millions)                First Quarter    First Quarter
                                         1997             1996          % Change
                                     -------------    -------------     --------
Cost of software revenue                $ 3.0            $ 3.9            (23%)
 ................................................................................
    Percentage of software revenue        14%              11%
 ................................................................................
Cost of service revenue                 $13.1            $11.4             15%
 ................................................................................
    Percentage of service revenue         72%              66%
 ................................................................................
Cost of hardware revenue                $ 5.3            $ 8.2            (35%)
 ................................................................................
    Percentage of hardware revenue        74%              66%
 ................................................................................
Total cost of revenue                   $21.4            $23.5              9%
 ................................................................................
    Percentage of total revenue           45%              35%
 ................................................................................

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue increased to 14% for the quarter ended March 31, 1997, from 11% for same period of 1996 due to the decrease in software revenue without a corresponding decrease in fixed costs related to the Company's distribution activities.

The cost of service revenue includes software support and professional services personnel, supplies, and the cost of third party hardware maintenance. The cost of service revenue as a percentage of service revenue increased to 72% for the quarter ended March 31, 1997, from 66% for the same period of 1996. The increase in 1997 was primarily due to lower margins experienced internationally.

The cost of hardware revenue includes the Company's cost of OSAR manufacturing, third-party purchased hardware, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue increased to 74% for the quarter ended March 31, 1997, from 66% for the same period of 1996. The increase in 1997 was due to the decrease in hardware revenue without a corresponding decrease in fixed costs related to the Company's hardware integration activities and competitive pricing pressures associated with the hardware market.

Operating Expenses.

(Dollars in millions)                First Quarter    First Quarter
                                         1997             1996          % Change
                                     -------------    -------------     --------
Research and development                $10.1            $ 8.4             20%
 ................................................................................
    Percentage of total revenue           21%              13%
 ................................................................................
Selling, general and administrative     $29.8            $30.0             (1%)
 ................................................................................
    Percentage of total revenue           63%              45%
 ................................................................................

The Company's research and development expenses increased 20% in 1997 due to the addition of development personnel and related facilities, depreciation expense associated with new capital equipment additions, and a general increase in salaries due to increased demand and competition for engineers. As a percentage of total revenue, research and development expenses increased to 21% for the quarter ended March 31, 1997, from 13% for the same period of 1996 due to a combination of the factors cited above and the decrease in total revenue.

Selling, general and administrative expenses as a percentage of total revenue increased to 63% for the quarter ended March 31, 1997, from 45% for the same period of 1996. The increase in 1997 is a consequence of the decrease in revenues cited above.

MERGER, RESTRUCTURING AND WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. The $16.0 million charge for merger, restructuring and write-off of purchased in-process research and development costs for the three months ended March 31, 1996, consisted of $10.0 million for the write-off of purchased in-process research and development costs related to the IFSL acquisition, $4.2 million in merger costs related to the Saros acquisition, and $1.8 million in restructuring costs related to the Saros and Watermark acquisitions.

EFFECTIVE TAX RATE. The Company's combined federal, State and foreign annual effective tax rate for the quarter ended March 31, 1997, was 28% compared to 37% for the same period in 1996. The 1996 effective tax rate included non-deductible merger and other costs for the Saros and IFSL acquisitions. The effective tax rate for 1996, exclusive of the merger and other costs, was 25%. The higher effective tax rate in 1997 is attributable to earnings generated in certain foreign jurisdictions.

NET LOSS. Net loss for the three months ended March 31, 1997, was $9.4 million or $0.63 per share on 15.0 million weighted average common shares outstanding compared to a net loss of $11.8 million or $0.79 per share on 14.9 million weighted average common shares outstanding for the same period of 1996. The same period of 1996 included after-tax charges for merger, restructuring and write-off of purchased in-process research and development costs of $16.0 million. Income for the three months ended March 31, 1996, before the one-time after-tax charges was $4.2 million or $0.25 per share on 16.6 million weighted average common and common equivalent shares outstanding.

FOREIGN CURRENCY FLUCTUATIONS AND INFLATION. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar as discussed above in relation to the Company's revenue and operating expenses. The net impact to net income from foreign exchange transactions and hedging activities are immaterial for all periods reported. Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the quarters ended March 31, 1997, and 1996

RECENT EVENT. During April 1997, the Company announced a restructuring plan to reduce operating expenses by consolidating the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNet's Costa Mesa, California location as well as reduce headcount in certain other areas of the Company. In connection with this plan, the Company plans to record an estimated $6.0 million of restructuring and other charges during the second quarter ended June 30, 1997. The restructuring charge will consist primarily of severance costs, write-off of impaired assets, and facility closing costs.

Liquidity and Capital Resources

As of March 31, 1997, combined cash, cash equivalents and short- and long-term marketable securities totaled $71.0 million, an increase of $3.7 million from $67.3 million at the end of 1996. The increase is primarily a result of cash generated by operating activities of $8.2 million, and to a lesser extent through the exercise of employee stock options of $.9 million. This increase was partially offset by capital expenditures of $4.1 million and net purchase of marketable securities of $3.0 million.

Accounts receivable decreased to $43.9 million at March 31, 1997 from $75.5 million at December 31, 1996. Days sales outstanding decreased to 84 days as of March 31, 1997 compared to 95 days as of December 31, 1996. Current liabilities decreased to $41.5 million at March 31, 1997 from $59.5 million at December 31, 1996. The decrease is primarily a result of a decrease in accounts payable and lower accrued sales commissions, royalties and other expenses as a result of lower revenue.

The Company has an unsecured line of credit of $20 million available from a commercial bank. This line of credit expires in April 1997 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times throughout 1997 pursuant to which the Company may borrow up to approximately $2 million. As of March 31, 1997, there were no borrowings against these credit lines.

The Company anticipates that its present cash balances together with internally generated funds and credit lines (which are expected to be renewed or replaced) will be sufficient to meet its working capital and capital expenditure needs for at least the next 12 months; however, the Company expects cash balances to decline during the year as a result of the net loss for the quarter ended March 31, 1997, and the expected restructuring charge during the second quarter of 1997.

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

     In March 1997, Kodak purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. The Company cannot predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

     On December 20, 1996, plaintiff Michael I. Goldman filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the "State Action"). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. Plaintiff alleges that the Company and other defendants violated Cal. Corp. Code Sections 25400 and 25500, Cal. Civ. Code Sections 1709-1710 and Cal. Bus. & Prof. Code Sections 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory and punitive damages, interest, attorneys' fees, expert witness fees, costs, and equitable or injunctive relief.

     On April 1, 1997, plaintiff Michael I. Goldman filed another class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the "Federal Action"). The action purportedly was filed on behalf of the same class of purchasers of the Company's common stock as the State Action. The allegations contained in the Federal Action are very similar to the allegations contained in the State Action, except that the Federal Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees, costs and equitable or injunctive relief. The Company has not yet responded to the complaint in the Federal Action.

     In the State Action, on April 14, 1997, the Company filed a motion to stay all proceedings in light of the filing of the Federal Action by the same plaintiff. This motion was denied without prejudice by the Court on May 13, 1997, and the case was assigned to the Complex Case Panel of Judges. On April 15, 1997, the Company filed a demurrer and motion to strike in the State Action which are scheduled to be heard by the Court on July 1, 1997, but may be delayed in light of the newly assigned judge. Discovery is proceeding in the State Action.

     The Company believes that all of the allegations contained in the complaints filed in the State and Federal Actions are without merit and intends to defend the actions vigorously.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.


Item 5. Certain Considerations.

     This quarterly report on form 10-Q contains forward-looking statements that involve risks and uncertainties, including those discussed below and in the Management's Discussion and Analysis of Results of Operations and Financial Condition section and Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. All such factors should be considered by investors in the Company.

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

     In March 1997, Kodak purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. The Company cannot predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

     DEPENDENCE ON CERTAIN RELATIONSHIPS. The Company has entered into a number of co-marketing relationships with other companies such as Microsoft Corporation, Compaq Computer Corporation, SAP AG, HP and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with or support of the Company and its products. Disruption of these relationships could have a material adverse effect on the Company's business and operating results.

     DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management and technical personnel of acquired companies. The Company has no agreements providing for the employment of any of its key employees or any fixed term contracts and the Company's key employees may voluntarily terminate their employment with the Company at any time. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

     ACQUISITION-RELATED RISKS. The acquisitions of Watermark, Saros and IFSL have presented and will continue to present the Company with numerous challenges, including difficulties in the assimilation of the operations, technologies and products of the acquired companies and managing separate geographic operations. The challenges have absorbed and may continue to absorb significant management attention that would otherwise be available for the ongoing development of the Company's business. If the Company's management does not respond to these challenges effectively, the Company's results of operations could be adversely affected. Moreover, there can be no assurance that the anticipated benefits of the acquisitions will be realized. The Company and the acquired companies could experience difficulties or delays in integrating their respective technologies or developing and introducing new products. In particular, one of the reasons for FileNet's acquisition of Saros was the perceived market potential for Saros' new products, including the recently announced @mezzanine and Saros Document Server for BackOffice, which have yet to be proven in the marketplace, as well as other products currently under development. Delays in or non-completion of the development of these new products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize anticipated benefits of the acquisitions.

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

     (a) Exhibits

         The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

     (b) No reports on Form-8K  were filed  during the first  quarter of fiscal
         1997.

                               FILENET CORPORATION

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


FILENET CORPORATION

By: /s/ Mark S. St. Clare
        -----------------
Mark S. St. Clare
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date: May 14, 1997

                                Index to Exhibits

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------

3.1*      Restated  Certificate of  Incorporation,  as amended (filed as Exhibit
          3.1  to  Form  S-4  filed  on  January  26,  1996;   Registration  No.
          333-00676).
3.1.1* Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Form S-4 filed on January 26, 1996, Registration No. 333-00676).
3.2* Bylaws (filed as Exhibit 3.2 of the Registrant's registration statement on Form S-1, Registration No. 33-15004 (the "Form S-1")).
4.1* Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to the Form S-1, Registration No. 33-15004).
4.2* Rights Agreement, dated as of November 4, 1988 between FileNet Corporation and the First National Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.1*     Amended and Restated  Credit  Agreement  (Multicurrency)  by and among the Registrant and Bank of America National Trust and Savings Association dated August 8, 1995, effective May 1, 1995 (filed as
          Exhibit 10.1 to Form 10-Q for the quarter ended July 2, 1995).
10.2* Waiver and Second Amendment dated December 18, 1996, to the Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated August 8, 1995 (filed as exhibit 10.2 to Form 10-K filed on April 4, 1997).
10.3* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).
10.4* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).
10.5* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).
10.6* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit
          10.19 to the Form S-1).
10.7* Third Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992 (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997).
10.8 Fifth Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997.
10.9* 1989 Stock Option Plan for Non-Employee Directors of FileNet Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.10* Amended and Restated 1995 Stock Option Plan of FileNet Corporation as approved by stockholders at the Registrant's Annual Meeting on May 8, 1996 (filed as Exhibit 99.1 to Form S-8 filed on July 29, 1996).
--------------------------------------------
* Incorporated herein by reference

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
10.11*    Second   Amended  and   Restated   Stock  Option  Plan  of  FileNet
          Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's Registration Statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as Exhibit 4(d) to the Registrant's Registration Statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).
10.12* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.13*    Amendment   #A1011-941003-01  dated  September  30,  1994,  to  the
          Agreement for the Purchase of IBM products dated December 20, 1991(filed as exhibit 10.12 to Form 10-K filed on April 4, 1997).
10.14* Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).
10.15*    Amendment  dated  December 22, 1992 to the  Development  and Initial
          Supply  Agreement  between the  Registrant  and Quintar  Company dated
          August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3, 1993).
10.16* Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).
10.17* Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18, 1995 (filed as Exhibit 10.27 to Form 10-Q for the quarter ended July 2, 1995).
10.18* Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).
10.19* Stock Purchase Agreement by and Among FileNet Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.2 to form 10-K for the year ended December 31, 1995).
27        Financial Data Schedule
---------------------------------------------
* Incorporated herein by reference