Form 10-Q
period 1997-06-30
FILENET CORP
filed 1997-08-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

                         Commission file number: 0-15997


                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                     95-3757924
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

3565 Harbor Boulevard
Costa Mesa, CA 92626
(Address of principal executive offices)  (Zip code)

                                 (714) 966-3400
               (Registrant's telephone number including area code)

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

Title                                                        Outstanding

Common stock                                       15,253,550 at August 8, 1997

                               FILENET CORPORATION
                                      Index

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of June 30, 1997 and December 31, 1996...........................  1

         Consolidated  Statements  of Operations
         for the quarters and six months ended June 30, 1997 and 1996........  2

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1997 and 1996.....................  3

         Notes to Consolidated Financial Statements..........................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................  7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 12

Item 4.  Submission of Matters to a Vote of Securities Holders............... 12

Item 5.  Certain Considerations.............................................. 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 17

         SIGNATURE........................................................... 18

         INDEX TO EXHIBITS................................................... 19

Part I. Financial Information
Item 1. Financial Statements.
                               FILENET CORPORATION
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                     June 30,       December 31,
                                                       1997             1996
                                                   -----------      ------------
                     ASSETS                        (Unaudited)
Current assets:
     Cash and cash equivalents...................   $ 40,009           $ 28,530
     Short-term marketable securities............     30,368             22,037
                                                      ------             ------
         Total cash and short-term marketable
          securities.............................     70,377             50,567
                                                      ------             ------
     Accounts receivable, net....................     43,661             75,469
     Inventories.................................      6,058              8,794
     Prepaid expenses and other..................      7,834              8,336
     Deferred income taxes.......................      6,065              5,641
                                                       -----              -----
Total current assets.............................    133,995            148,807
                                                     -------            -------
Net property and equipment.......................     27,882             28,329
Long-term marketable securities..................      5,498             16,705
Other............................................        881              1,838
                                                         ---              -----
Total assets.....................................   $168,256           $195,679
                                                    ========           ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable............................   $  8,964           $ 16,752
     Accrued liabilities:
         Compensation............................     13,004             10,728
         Unearned maintenance revenue............      7,443              5,554
         Royalties...............................      2,884              4,531
         Other...................................     15,359             21,903
                                                      ------             ------
Total current liabilities........................     47,654             59,468
                                                      ------             ------
Deferred income taxes............................      3,400              3,405
Stockholders' equity:
    Preferred stock - $.10 par value; authorized,
      7,000,000 shares; none issued and
      outstanding................................          -                  -
    Common stock - $.01 par value; authorized,
      100,000,000 shares; issued and outstanding
      15,434,905 and 15,230,566 shares at
      June 30, 1997 and December 31, 1996,
      respectively...............................    129,310            127,813
     Retained earnings (accumulated deficit).....     (5,400)             7,874
     Other.......................................     (2,140)             1,687
                                                      ------              -----
                                                     121,770            137,374
     Less 200,000 treasury shares at cost........      4,568              4,568
                                                       -----              -----
Total stockholders' equity.......................    117,202            132,806
                                                     -------            -------
Total liabilities and stockholders' equity.......   $168,256           $195,679
                                                    ========           ========

See notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended         Six Months Ended
                                ---------------------      ---------------------
                                 June 30,    June 30,      June 30,    June 30,
                                   1997        1996          1997        1996
                                 -------     -------       -------     --------
Revenue:

  Software revenue............    $31,075     $33,035      $ 53,157    $ 70,153
  Service revenue.............     23,256      20,093        41,493      37,308
  Hardware revenue............      8,119      11,869        15,362      24,280
                                   -----       ------        ------      ------
Total revenue.................     62,450      64,997       110,012     131,741
                                   ------      ------       -------     -------
Costs and expenses:
  Cost of software revenue....      3,166       4,781         6,165       8,644
  Cost of service revenue.....     13,765      12,344        26,896      23,794
  Cost of hardware revenue....      4,838       7,378        10,167      15,597
  Research and development....      9,593       9,057        19,733      17,479
  Selling, general and
    administrative............     31,021      28,849        60,787      58,876
  Merger, restructuring and
    write-off of purchased
    in-process research and
    development costs.........      6,000           -         6,000      16,011
                                    -----       -----         -----      ------
Total costs and expenses......     68,383      62,409       129,748     140,401
                                   ------      ------       -------     -------
Operating income (loss).......     (5,933)      2,588       (19,736)     (8,660)

     Other income, net........        580         763         1,301       1,594
                                      ---         ---         -----       -----
Income (loss) before income
  taxes.......................     (5,353)      3,351       (18,435)     (7,066)

Provision (benefit) for income
  taxes.......................     (1,499)        838        (5,161)      2,241
                                   ------         ---        ------       -----
Net income (loss).............    $(3,854)    $ 2,513      $(13,274)   $ (9,307)
                                  =======     =======      ========    ========
Net income (loss) per share...    $ (0.25)    $  0.15      $  (0.88)   $  (0.62)
                                  =======     =======      ========    ========
Weighted average common and
  common equivalent shares
  outstanding.................     15,195      16,366        15,120      15,021
                                   ======      ======        ======      ======

See notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements Of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                        Six Months Ended
                                                  ------------------------------
                                                  June 30, 1997    June 30, 1996
                                                  -------------    -------------

Cash flows from operating activities:
     Net loss..................................     $(13,274)        $ (9,307)
     Adjustments to reconcile net loss to net
      cash (used by) provided by operating
      activities:
        Write-off of purchased in-process
          research and development costs.......            -           10,011
        Depreciation and amortization..........        6,689            5,995

        Changes in operating assets and
          liabilities, net of acquisition:
              Accounts receivable..............       29,580          (12,268)
              Inventories......................        2,852             (751)
              Prepaid expenses and other.......          145           (3,616)
              Accounts payable.................       (7,457)          (2,200)
              Accrued liabilities:
                  Compensation.................        2,430            1,066
                  Unearned maintenance revenue.        1,921            2,081
                  Royalties....................       (1,647)           1,033
              Other............................       (4,871)           2,805
                                                      ------            -----
Net cash provided by (used by) operating
  activities...................................       16,368           (5,151)
                                                      ------           ------
Cash flows from investing activities:
     Proceeds from sale of equipment...........          124            2,715
     Capital expenditures......................       (6,930)          (9,273)
     Payment for purchase of IFSL..............            -          (11,711)
     Purchase of marketable securities.........      (16,215)         (15,214)
     Proceeds from sales and maturity of
       marketable securities...................       19,170           18,805
                                                      ------           ------
Net cash used by investing activities..........       (3,851)         (14,678)
                                                      ------          -------
Cash flows from financing activities-
     Proceeds from issuance of common stock....        1,497            3,285
Effect of exchange rate changes on cash and
  cash equivalents.............................       (2,535)              26
                                                      ------               --
Net increase (decrease) in cash and cash
  equivalents..................................       11,479          (16,518)
Cash and cash equivalents, beginning of year...       28,530           43,378
                                                      ------           ------
Cash and cash equivalents, end of period.......     $ 40,009         $ 26,860
                                                    ========         ========
Supplemental cash flow information:
     Interest paid.............................     $    160         $    217
     Income taxes paid.........................     $  2,461         $  2,440

See notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements



1. In the opinion of the management of FileNet Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1997 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and with the Company's Current Report on Form 8-K, dated April 1, 1997, and filed by the Company with the SEC on April 1, 1997. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. Net loss per share for the second quarter ended June 30, 1997, and for the six months ended June 30, 1997 and 1996, was based upon the weighted average number of actual shares of common stock outstanding. Net income per share for the second quarter ended June 30, 1996 was computed using the weighted average number of common and common equivalent shares outstanding during the period.

4. The $16.0 million merger, restructuring and write-off of purchased in-process research and development costs for the six months ended June 30, 1996, consisted of $10.0 million for the write-off of purchased in-process research and development costs related to the acquisition of International Financial Systems, Ltd. ("IFSL"), $4.2 million in merger costs related to the acquisition of Saros Corporation ("Saros"), and $1.8 million in restructuring costs related to the acquisitions of Saros and Watermark Software Inc. ("Watermark").

5. During the second quarter ended June 30, 1997, the Company recognized $6.0 million in restructuring and other charges to consolidate the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNet's Costa Mesa, California location as well as reduced headcount in certain other areas of the Company. The restructuring and other charges consists primarily of severance costs, write-off of impaired assets, and facility closing costs.

6. During 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, the Company will be required to disclose basic earnings per share and diluted earnings per share for all periods for which an income statement is presented, which will replace disclosure currently being made for primary earnings per share and fully diluted earnings per share. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. There is no impact on the Company's primary or fully diluted earnings per share for the second quarter ended June 30, 1997 and the six months ended June 30, 1997 and 1996. Basic and diluted earnings per share, as computed under SFAS 128, would have been $0.17 and $0.15 per share, respectively, for the second quarter ended June 30, 1996.

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

     In March 1997, Eastman Kodak Company ("Kodak") purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. On July 30, 1997, the Court permitted Eastman Software, Inc. to be substituted in the litigation in place of Wang and Kodak Limited of England. The Company cannot predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

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

     On April 1, 1997, plaintiff Michael I. Goldman filed another class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the "Federal Action"). The action purportedly was filed on behalf of the same class of purchasers of the Company's common stock as the State Action. The allegations contained in the Federal Action are very similar to the allegations contained in the State Action, except that the Federal Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees, costs and equitable or injunctive relief. On July 2, 1997, the Court granted plaintiff's motion to be appointed "lead plaintiff" under the Private Securities Litigation Reform Act. Defendants intend to file a motion to dismiss the complaint on August 29, 1997.

     In the State Action, on April 14, 1997, the Company filed a motion to stay all proceedings in light of the filing of the Federal Action by the same plaintiff. This motion was denied without prejudice by the Court on May 13, 1997, and the case was assigned to the Complex Case Panel of Judges. Defendants demurred to the Complaint and moved to stay the action, in light of the parallel federal case. Plaintiff has filed a motion for class certification. Discovery is proceeding in the State Action.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               FILENET CORPORATION

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Certain Considerations in Part II--Item 5 of this Quarterly Report, the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and with the Company's Current Report on Form 8-K filed by the Company with the SEC on April 1, 1997.

Results of Operations

Revenue.

Domestic revenues increased 9% in the second quarter and decreased 11% for the first six months of 1997 while international revenues decreased 29% and 28% in the second quarter and first six months of 1997, respectively, when compared to the corresponding periods in 1996. International revenues constituted approximately 25% and 34% of total revenues in the second quarters of 1997 and 1996, respectively, and 28% and 32% of total revenues in the first six months of 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues; however, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

(In Millions)                         ---- Second Quarter ----      ------- Six Months -------
                                      1997      1996    Change        1997      1996    Change
Software revenue                      $31.1    $33.0     (6%)      $ 53.1     $ 70.1     (24%)
 ................................      ........................      ..........................
     Percentage of total revenue        50%      51%                  48%        53%
 ................................      ........................      ..........................
Service revenue                        23.3     20.1     16%         41.5       37.3      11%
 ................................      ........................      ..........................
     Percentage of total revenue        37%      31%                  38%        28%
 ................................      ........................      ..........................
Hardware revenue                        8.1     11.9    (32%)        15.4       24.3     (37%)
 ................................      ........................      ..........................
     Percentage of total revenue        13%      18%                  14%        19%
 ................................      ........................      ..........................
Total revenue                         $62.5    $65.0     (4%)      $110.0     $131.7    (16%)
 ................................      ........................      ..........................

Software revenue decreased by 6% for the quarter ended June 30, 1997 over the same period of 1996 due to a continued weakness in new orders experienced internationally, specifically in Germany and the United Kingdom.

Service revenue increased by 16% for the quarter ended June 30, 1997 over the same period of 1996. Service revenue consists of revenue from software maintenance services provided to the Company's customers and other revenue that includes professional services, training, repairs and supplies. The increase was due to the growth of the Company's installed base and an increase in spare parts repairs. Service revenue as a percentage of total revenue increased to 37% for the quarter ended June 30, 1997 from 31% in the same quarter last year due to the decrease in software and hardware revenue cited herein.

Hardware revenue decreased by 32% for the quarter ended June 30, 1997 over the same period of 1996 primarily due to weakness in new orders experienced both domestically and internationally and the Company's focus on increasing its higher margin software revenues. Additionally, hardware revenue for 1996 included a number of  international  sales with  significant  hardware  content.

For the six month period ended June 30, 1997, total revenue decreased by 16% to $110.0 million over the same period in 1996. Software revenue decreased 24%, service revenue increased 11%, and hardware revenue decreased 37% due to the reasons cited above.

Cost of Revenue.

(In Millions)                          ---- Second Quarter ----      ------- Six Months -------
                                       1997      1996    Change        1997      1996    Change
Cost of software revenue               $ 3.2    $ 4.8     (33%)      $ 6.2     $ 8.6      (28%)
 .....................................  ........................      ..........................
  As a percentage of software revenue    10%      15%                  12%       12%
 .....................................  ........................      ..........................
Cost of service revenue                 13.8     12.3      12%        26.9      23.8       13%
 .....................................  ........................      ..........................
  As a percentage of service revenue     59%      61%                  65%       64%
 .....................................  ........................      ..........................
Cost of hardware revenue                 4.8      7.4     (35%)       10.1      15.6      (35%)
 .....................................  ........................      ..........................
  As a percentage of hardware revenue    59%      62%                  66%       64%
 .....................................  ........................      ..........................
Total cost of revenue                  $21.8    $24.5     (11%)      $43.2     $48.0      (10%)
 .....................................  ........................      ..........................
  As a percentage of total revenue       35%      38%                  39%       36%
 .....................................  ........................      ..........................

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue for the second quarter of 1997 decreased to 10% from 15% in the same period of 1996 due to a product mix during 1996 that included products with higher royalty costs.

The cost of service revenue includes software support and professional services personnel, supplies, and the cost of third party hardware maintenance. The cost of service revenue as a percentage of service revenue for the second quarter of 1997 decreased to 59% from 61% in the same period of 1996 due to favorable margins related to the revenue derived from the repair of spare parts cited above.

The cost of hardware revenue includes the Company's cost of OSAR manufacturing, third-party purchased hardware and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the second quarter of 1997 decreased to 59% from 62% in the same period of 1996 primarily due to the product mix that included a greater percentage of higher margin OSAR sales.

The cost of software revenue as a percentage of software revenue and the cost of service revenue as a percentage of service revenue for the six months ended June 30, 1997, remained consistent with the same period in 1996. For the six month period ended June 30, 1997, the cost of hardware revenue as a percentage of hardware revenue increased to 66% from 64% in the same period of 1996 due to the decrease in hardware revenue without a corresponding decrease in the fixed costs related to the Company's hardware integration activities and due to competitive pricing pressures associated with the hardware market.

Operating Expenses.

(In Millions)                          ---- Second Quarter ----      ------- Six Months -------
                                       1997      1996    Change        1997      1996    Change
Research and development               $ 9.6    $ 9.1      5%        $19.7     $17.5       13%
 .....................................  ........................      ..........................
     As a percentage of total revenue    15%       14%                 18%       13%
 .....................................  ........................      ..........................
Selling, general and administrative    $31.0     $28.8     8%        $60.8     $58.9        3%
 .....................................  ........................      ..........................
     As a percentage of total revenue    50%       44%                 55%       45%
 .....................................  ........................      ..........................

Research and Development. Research and development expenses increased 5% for the second quarter of 1997 compared to the same period of 1996 due to a general increase in salaries resulting from an increased demand for engineers and depreciation expense associated with capital equipment additions. Research and development costs as a percentage of total revenue remained consistent for the second quarter of 1997 compared to the same period of 1996.

For the six month period ended June 30, 1997, research and development expenses increased by 13% over the same period of 1996 due to the reasons cited above and an addition of development personnel and related facilities. As a percentage of total revenue, research and development costs increased to 18% compared to 13% for the same period last year due to a combination of the factors cited above and the lower revenue experienced in the first half of 1997.

Selling, general and administrative expenses increased by 8% for the second quarter of 1997 compared to the same period of 1996. The increase was primarily due to the Company's continued efforts to expand internationally. As a percentage of total revenue, selling, general and administrative expenses increased to 50% compared to 44% for the same period last year primarily due to the reasons cited above and the lower revenue experienced in the quarter.

For the six month period ended June 30, 1997, selling, general and administrative expenses increased by 3% over the same period of 1996 for the same reasons cited above. As a percentage of total revenue, selling, general and administrative expenses increased to 55% compared to 45% for the same period last year due to the reasons cited above.

Merger, Restructuring and Write-off of Purchased In-process Research and Development Costs. The $6.0 million in restructuring and other charges for the second quarter ended June 30, 1997 is related to the consolidation of the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNet's Costa Mesa, California location as well as a reduction in headcount in certain other areas of the Company. The restructuring charge consists primarily of severance costs, write-off of impaired assets and facility closing costs.

Merger, restructuring and write-off of purchased in-process research and development costs for the six months ended June 30, 1996 consist of a $10.0 million charge for the write-off of purchased in-process research and development and acquisition costs related to the IFSL purchase and $6.0 million for fees and expenses related to the Saros acquisition and restructuring costs in connection with the consolidation of certain operations of Saros and Watermark.

Effective Tax Rate. The Company's combined federal, State and foreign annual effective tax rate for the quarter ended June 30, 1997 was 28% compared to 45% for the same period in 1996. The 1996 effective tax rate included non-deductible merger and other costs for the Saros and IFSL acquisitions. The effective tax rate for 1996, exclusive of the non-deductible merger and other costs, was 25%. The higher effective tax rate in 1997 is attributable to earnings generated in certain foreign jurisdictions.

Net Loss. Net loss for the second quarter ended June 30, 1997 was $3.9 million, or 25 cents per share on 15.2 million shares outstanding compared to net income of $2.5 million or 15 cents per share on 16.4 million weighted average common and common equivalent shares for the same period in 1996. Excluding restructuring and other charges net of related tax benefit, the Company had income for the June 30, 1997 quarter of $0.5 million or 3 cents per share on
15.4 million weighted average common and common equivalent shares. For the six months ended June 30, 1997, FileNet had a net loss after restructuring and other charges of $13.3 million, or 88 cents per share on 15.1 million average shares outstanding compared with a net loss of $9.3 million, or 62 cents per share on
15.0 million average shares outstanding for the same period last year.

Foreign Currency Fluctuations and Inflation. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The net impact to net income from foreign exchange transactions and hedging activities are immaterial for all periods reported. Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the quarters ended June 30, 1997 and 1996.

Other Financial Instruments. The Company enters into forward foreign exchange contracts as a hedge against effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company is exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations. The counterparties to these instruments are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the Company does not anticipate a loss resulting from any credit risk of these institutions. The unrealized gains and losses from these contracts were immaterial at both June 30, 1997 and June 30, 1996.

Liquidity and Capital Resources

As of June 30, 1997, combined cash, cash equivalents and short- and long-term marketable securities totaled $75.9 million, an increase of $8.6 million from $67.3 million at the end of 1996. The increase is primarily a result of cash provided by operating activities of $16.4 million offset by capital expenditures of $6.9 million.

Accounts receivable decreased to $43.7 million at June 30, 1997 from $75.5 million at December 31, 1996. Days sales outstanding decreased to 63 days as of June 30, 1997 compared to 95 days as of December 31, 1996. Current liabilities decreased to $47.7 million at June 30, 1997 from $59.5 million at December 31, 1996. The decrease is primarily a result of a decrease in accounts payable and lower accrued sales commissions, royalties and other expenses as a result of lower revenue.

The Company has an unsecured line of credit of $20 million available from a commercial bank. This line of credit expires in May 1999 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times throughout 1997 pursuant to which the Company may borrow up to approximately $2 million. As of June 30, 1997, there were no borrowings against these credit lines.

The Company anticipates that its present cash balances together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs throughout 1997.

Part II.  Other Information

Item 1. Legal Proceedings.

See notes to financial statements.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The 1997 Annual Meeting of the Stockholders of the Company was held at 9:00 a.m. on May 20, 1997, in Costa Mesa, California.

     (b) At the annual meeting, the following four individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:
          ----------------------------------------------------------------------
              Nominee               Affirmative Votes       Votes Withheld
          ----------------------------------------------------------------------
          Theodore J. Smith            12,259,814               585,320
          ----------------------------------------------------------------------
          Frederick K. Fluegel         12,278,339               566,795
          ----------------------------------------------------------------------
          John C. Savage               12,279,960               565,174
          ----------------------------------------------------------------------
          William P. Lyons             12,278,189               566,945
          ----------------------------------------------------------------------

     (c)  The  following  additional  proposals  were  considered  at the Annual
          Meeting and were approved according to the respective vote of the stockholders.
          1. Proposal to approve an amendment to the 1995 Stock Option Plan ( the "1995 Plan") to (i) increase the number of shares of Common Stock issuable under the 1995 Plan by an additional 600,000 shares, (ii) render non-employee Board members eligible to receive option grants and direct stock issuances under the Discretionary Option Grant and Stock Issuance Programs in effect under the 1995 Plan, (iii) remove certain restrictions on the eligibility of non-employee Board members to serve as Plan Administrator, (iv) eliminate the existing limitation of the 1995 Plan which precludes the grant of additional incentive stock options under the federal tax laws once the total number of shares issued under the plan, whether as vested or unvested shares, exceeded 3,050,000 shares and (v) effect a series of additional changes to the provisions of the 1995 Plan (including the stockholder approval requirements and transferability of non-statutory options) in order to take advantage of the recent amendments to Rule 16b-3 of the Securities and Exchange Commission which exempts certain officer and director transactions under the 1995 Plan from the short-swing liability provisions of the federal securities laws.
          ----------------------------------------------------------------------
           Votes for      Votes Against       Abstentions       Broker Non-Votes
          ----------------------------------------------------------------------
           8,909,797        3,393,928           181,457              359,952
          ----------------------------------------------------------------------

          2. Proposal to approve an amendment to the 1988 Employee Qualified Stock Purchase Plan ( the "Purchase Plan") to increase the number of shares of Common Stock issuable under the Purchase Plan by an additional 150,000 shares.
          ----------------------------------------------------------------------
           Votes for      Votes Against       Abstentions       Broker Non-Votes
          ----------------------------------------------------------------------
          11,111,046        1,192,067           182,069              359,952
          ----------------------------------------------------------------------

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

     In March 1997, Eastman Kodak Company ("Kodak") purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. On July 30, 1997, the Court permitted Eastman Software, Inc. to be substituted in the litigation in place of Wang and Kodak Limited of England. The Company cannot predict what, if any, impact this will have on the litigation. If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms.

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

     DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel, including members of senior management and technical personnel of acquired companies. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

       (b)         Reports on Form 8-K

         The Company filed a Form 8-K dated April 1, 1997, relating to its announcement of an estimated loss for the first quarter ended March 31, 1997 and plan to restructure.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

By: /s/_Mark S. St. Clare_______
Mark S. St. Clare,
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date
August 14, 1997

                                Index to Exhibits

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------

3.1*      Restated  Certificate of  Incorporation,  as amended (filed as Exhibit
          3.1  to  Form  S-4  filed  on  January  26,  1996;   Registration  No.
          333-00676).
3.1.1* Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Form S-4 filed on January 26, 1996, Registration No. 333-00676).
3.2* Bylaws (filed as Exhibit 3.2 of the Registrant's registration statement on Form S-1, Registration No. 33-15004 (the "Form S-1")).
4.1* Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to the Form S-1, Registration No. 33-15004).
4.2* Rights Agreement, dated as of November 4, 1988 between FileNet Corporation and the First National Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.1 Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 25, 1997, effective June 1, 1997.
10.2* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).
10.3* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).
10.4* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).
10.5* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit
          10.19 to the Form S-1).
10.6* Third Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992 (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997).
10.7 Fifth Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997(filed as exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1997).
10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNet Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.9* Amended and Restated 1995 Stock Option Plan of FileNet Corporation as approved by stockholders at the Registrant's Annual Meeting on May 8, 1996 (filed as Exhibit 99.1 to Form S-8 filed on July 29, 1996).
--------------------------------------------
* Incorporated herein by reference

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
10.10*    Second   Amended  and   Restated   Stock  Option  Plan  of  FileNet
          Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's Registration Statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as Exhibit 4(d) to the Registrant's Registration Statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).
10.11* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).
10.12*    Amendment   #A1011-941003-01  dated  September  30,  1994,  to  the
          Agreement for the Purchase of IBM products dated December 20, 1991(filed as exhibit 10.12 to Form 10-K filed on April 4, 1997).
10.13* Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).
10.14*    Amendment  dated  December 22, 1992 to the  Development  and Initial
          Supply  Agreement  between the  Registrant  and Quintar  Company dated
          August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3, 1993).
10.15* Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).
10.16* Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18, 1995 (filed as Exhibit 10.27 to Form 10-Q for the quarter ended July 2, 1995).
10.17* Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).
10.18* Stock Purchase Agreement by and Among FileNet Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.2 to form 10-K for the year ended December 31, 1995).
27        Financial Data Schedule
---------------------------------------------
* Incorporated herein by reference