Form 10-Q
period 1997-09-30
FILENET CORP
filed 1997-11-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

Title                                     Outstanding

Common stock                              15,272,020 at November 5, 1997

                               FILENET CORPORATION
                                      Index


                                   Page Number
--------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets
           as of September 30, 1997 and December 31, 1996.............         1

           Consolidated Statements of Operations
           for the quarters and nine months ended  September  30, 1997         2
           and 1996...................................................

           Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1997 and 1996......         3

           Notes to Consolidated Financial Statements.................         4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................         7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..........................................        11

Item 5.    Other Information..........................................        11

Item 6.    Exhibits and Reports on Form 8-K...........................        14

           SIGNATURE..................................................        15

           INDEX TO EXHIBITS..........................................        16

Part I.  Financial Information
Item 1.  Financial Statements

                                    FILENET CORPORATION
                                Consolidated Balance Sheets
                            (In thousands, except share amounts)

                                               September 30,        December 31,
                                                   1997                1996
                                               ------------         ------------
                  ASSETS                        (Unaudited)
Current assets:
   Cash and cash equivalents...................   $ 42,802            $ 28,530
   Short-term marketable securities............     28,648              22,037
                                                    ------              ------
      Total cash and short-term marketable
      securities...............................     71,450              50,567
                                                    ------              ------
   Accounts receivable, net....................     47,720              75,469
   Inventories.................................      5,514               8,794
   Prepaid expenses and other..................      7,111               8,336
   Deferred income taxes.......................      6,181               5,641
                                                     -----               -----
Total current assets...........................    137,976             148,807
                                                   -------             -------
Net property and equipment.....................     26,459              28,329
Long-term marketable securities................      5,618              16,705
Other..........................................        848               1,838
                                                       ---               -----
Total assets...................................   $170,901            $195,679
                                                   =======            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................   $ 12,390            $ 16,752
   Accrued liabilities:
      Compensation.............................     12,780              10,728
      Unearned maintenance revenue.............      7,341               5,554
      Royalties................................      2,502               4,531
      Other....................................     14,031              21,903
                                                    ------              ------
Total current liabilities......................     49,044              59,468
                                                    ------              ------
Deferred income taxes..........................      3,359               3,405

Stockholders' equity:
   Preferred    stock   -   $.10   par   value;
      authorized,    7,000,000   shares;   none
      issued and outstanding...................
   Common  stock - $.01 par value; authorized,
      100,000,000 shares; issued and outstanding,
      15,513,435 and 15,230,566 shares at
      September 30, 1997 and December 31, 1996,
      respectively.............................    130,151             127,813
   Retained earnings (accumulated deficit).....     (3,509)              7,874
   Other.......................................     (3,576)              1,687
                                                    ------               -----
                                                   123,066             137,374
   Less 200,000 treasury shares at cost........      4,568               4,568
                                                     -----               -----
Total stockholders' equity.....................    118,498             132,806
                                                   -------             -------
Total liabilities and stockholders' equity.....   $170,901            $195,679
                                                  ========            ========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                  ------------------        -------------------
                                    1997       1996          1997        1996
                                   ------     ------        ------      ------
Revenue:

   Software revenue............  $ 34,684   $ 32,999      $ 87,841    $103,152
   Service revenue.............    23,713     20,462        65,206      57,770
   Hardware revenue.............    6,614     11,161        21,976      35,441
                                    -----     ------        ------      ------
   Total revenue...............    65,011     64,622       175,023     196,363
                                   ------     ------       -------     -------
Costs and expenses:
   Cost of software revenue.....    4,058      3,520        10,223      12,164
   Cost of service revenue.....    14,010     13,832        40,906      37,626
   Cost of hardware revenue.....    5,063      6,729        15,230      22,326
   Research and development.....    9,613      9,104        29,346      26,583
   Selling, general and
   administrative...............   30,624     27,492        91,411      86,368
   Merger, restructuring and
     write-off of purchased
     in-process research and
     development costs.........                              6,000      16,011
                                   ------     ------         -----      ------
   Total costs and expenses....    63,368     60,677       193,116     201,078
                                  -------    -------       -------     -------
Operating income (loss)             1,643      3,945       (18,093)     (4,715)

   Other income, net...........       984        630         2,285       2,224
                                      ---        ---         -----       -----
Income (loss) before income
taxes..........................     2,627      4,575       (15,808)     (2,491)

Provision (benefit) for
income taxes...................       736      1,144        (4,425)      3,385
                                      ---      -----        ------       -----

Net income (loss)..............  $  1,891   $  3,431      $(11,383)   $ (5,876)
                                 ========   ========      ========    ========
Net income (loss) per share      $   0.12   $   0.22      $  (0.75)   $  (0.39)
                                 ========   ========      ========    ========
Weighted average common and
   common equivalent shares
   outstanding.................    15,615     15,560        15,165      14,999
                                   ======     ======        ======      ======

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1997            1996
                                                   ------------     ------------
Cash flows from operating activities:
   Net loss.......................................   $(11,383)        $(5,876)
   Adjustments to reconcile net loss to net
      cash provided by (used by) operating
      activities:
      Write-off of purchased in-process
       research and development costs.............                     10,011
      Depreciation and amortization...............      9,947           9,425
      Changes in operating assets and
        liabilities, net of acquisition:
         Accounts receivable......................     24,090         (18,315)
         Inventories..............................      3,395          (1,454)
         Prepaid expenses and other...............        882          (1,788)
         Accounts payable.........................     (3,888)         (3,860)
         Accrued liabilities:
            Compensation..........................      2,257             993
            Unearned maintenance revenue..........      1,819           1,287
            Royalties.............................     (2,029)            989
         Other....................................     (6,730)          1,561
                                                       ------           -----
   Net cash provided by (used by) operating
   activities.....................................     18,360          (7,027)
                                                       ------          ------
Cash flows from investing activities:
   Proceeds from sale of equipment................        407           2,823
   Capital expenditures...........................     (9,184)        (12,539)
   Payment for purchase of IFSL...................                    (11,711)
   Purchases of marketable securities.............    (22,462)        (22,037)
   Proceeds from sales and maturities of
     marketable securities........................     26,921          30,435
                                                       ------          ------
   Net cash used by investing activities..........     (4,318)        (13,029)
                                                       ------         -------
Cash flows from financing activities:
   Common stock repurchased.......................                     (4,568)
   Proceeds from issuance of common stock.........      2,338           4,118
                                                        -----           -----
   Net cash provided by (used by) financing
   activities.....................................      2,338            (450)
Effect of exchange rate changes on cash and
cash equivalents..................................     (2,108)            (52)
                                                       ------             ---
Net increase (decrease) in cash and cash
equivalents.......................................     14,272         (20,558)
Cash and cash equivalents, beginning of year......     28,530          43,378
                                                       ------          ------
Cash and cash equivalents, end of period..........   $ 42,802         $22,820
                                                     ========         =======

Supplemental cash flow information:
   Interest paid..................................   $    187         $   293
   Income taxes paid..............................   $  2,768         $ 2,859

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1997 and the results of its operations for the three months and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and with the Company's Current Report on Form 8-K, dated April 1, 1997, and filed by the Company with the SEC on April 1, 1997. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. Net income per share for the third quarter ended September 30, 1997 and 1996, was computed using the weighted average number of common and common equivalent shares outstanding during the period. Net loss per share for the nine months ended September 30, 1997 and 1996 was based upon the weighted average number of actual shares of common stock outstanding.

4. During the second quarter ended June 30, 1997, the Company recognized $6.0 million in restructuring and other charges to consolidate the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNET's Costa Mesa, California location as well as reduce headcount in certain other areas of the Company. The restructuring and other charges consist primarily of severance costs, write-off of impaired assets, and facility closing costs.

5.   The  $16.0  million  merger,   restructuring  and  write-off  of  purchased
     in-process research and development costs for the nine months ended September 30, 1996, consisted of $10.0 million for the write-off of purchased in-process research and development costs related to the acquisition of International Financial Systems, Ltd. ("IFSL") and $6.0 million in merger and restructuring costs related to the acquisitions of Saros Corporation ("Saros") and Watermark Software Inc. ("Watermark").

6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Under SFAS 128, the Company will be required to disclose basic earnings per share and diluted earnings per share for all periods for which an income statement is presented, which will replace disclosure currently being made for primary earnings per share and fully diluted earnings per share. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. The impact on the Company's earnings per share for the quarter and nine months ended September 30, 1997 and 1996 is immaterial.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has not yet determined the impact, if any, of adopting these standards. SFAS 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997.

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

     In March 1997, Eastman Kodak Company ("Kodak") purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. On July 30, 1997, the Court permitted Eastman Software, Inc. and Kodak Limited of England to be substituted in the litigation in place of Wang. The Company cannot predict what, if any, impact this will have on the litigation.

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

     Defendants have filed a motion to dismiss the complaint in its entirety. Plaintiff has filed a motion to stay the Federal Action, in light of the parallel State Action. Both motions are scheduled to be heard by the court on December 8, 1997.

     In the State Action, the case was assigned to the Complex Case Panel of Judges. Defendants demurred and moved to strike the complaint. The court overruled the demurrer and denied the motion to strike on October 21, 1997.

     Defendants also moved to stay the action, in light of the parallel federal case. The court granted the motion to stay the action as to discovery on September 8, 1997. Plaintiff has filed a motion for class certification which is scheduled to be heard by the court on December 19, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Certain Considerations in Part II--Item 5 of this Quarterly Report, the audited consolidated financial statements, and notes thereto, and Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and with the Company's Current Report on Form 8-K filed by the Company with the SEC on April 1, 1997.

Results of Operations

Revenue.

(In Millions)                  Third Quarter      %      Nine Months      %
                                1997    1996   Change   1997     1996   Change
                               -------------------------------------------------
Software revenue                $34.7    $33.0    5%   $ 87.8   $103.2   (15%)
 Percentage of total revenue      53%      51%            50%      53%
Service revenue                 $23.7    $20.4   16%   $ 65.2   $ 57.8    13%
 Percentage of total revenue      37%      32%            37%      29%
Hardware revenue                $ 6.6    $11.2  (41%)  $ 22.0   $ 35.4   (38%)
 Percentage of total revenue      10%      17%            13%      18%
Total revenue                   $65.0    $64.6    1%   $175.0   $196.4   (11%)

Software revenue increased 5% for the quarter ended September 30, 1997 over the same period of 1996 due to an increase in the volume of product shipments. Software revenue decreased 15% for the nine months ended September 30, 1997 over the same period of 1996 due to a decrease in new domestic orders during the first quarter of 1997 and a decrease in new international orders during the first and second quarters of 1997.

Service revenue increased by 16% and 13% for the quarter and nine months ended September 30, 1997, respectively, over the same periods of 1996. Service revenue consists of revenue from software maintenance services provided to the Company's customers and other revenue that includes professional services, training, repairs and supplies. The increase was due to the growth of the Company's installed base. Service revenue as a percentage of total revenue increased to 37% for the quarter and nine months ended September 30, 1997, compared to 32% and 29% over the same period of 1996 due to the decrease in hardware revenue noted below.

Hardware revenue decreased by 41% and 38% for the quarter and nine months ended September 30, 1997 over the same periods of 1996 primarily due to a decrease in new orders experienced both domestically and internationally and the Company's focus on increasing its higher margin software revenues.

International revenues constituted approximately 32% and 30% of total revenues in the third quarters of fiscal 1997 and 1996, respectively, and 29% and 32% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Management expects that the Company's international operations will continue to provide a significant portion of total revenues; however, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

Cost of Revenue.

(In Millions)                         Third Quarter   %       Nine Months    %
                                      1997     1996 Change   1997    1996 Change
                                      ------------------------------------------
Cost of software revenue              $ 4.0   $ 3.5   14%   $10.2   $12.2  (16%)
 As a percentage of software revenue    12%     11%           12%     12%
Cost of service revenue               $14.0   $13.8    1%   $40.9   $37.6    9%
 As a percentage of service revenue     59%     68%           63%     65%
Cost of hardware revenue              $ 5.1   $ 6.7  (24%)  $15.2   $22.3  (32%)
 As a percentage of hardware revenue    77%     60%           69%     63%
Total cost of revenue                 $23.1    $24.0  (4%)  $66.3   $72.1   (8%)
 As a percentage of total revenue       36%     37%           38%     37%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue for the quarter and nine months ended September 30, 1997 remained comparable to the same periods in 1996.

The cost of service revenue includes software support and professional services personnel, supplies, and the cost of third party hardware maintenance. The cost of service revenue as a percentage of service revenue for the third quarter of 1997 decreased to 59% from 68% in the same period of 1996 due to the lower margins experienced internationally in 1996 as a result of the transition of hardware maintenance activities to Hewlett Packard Company.

The cost of hardware revenue includes the Company's cost of manufacturing optical storage and retrieval libraries ("OSAR"), third-party purchased hardware and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue increased to 77% and 69% for the quarter and nine months ended September 30, 1997, respectively, compared to 60% and 63% over the same periods of 1996 due to the decrease in hardware revenue without a corresponding decrease in fixed costs related to the Company's hardware manufacturing and integration activities.

Operating Expenses.

(In Millions)                        Third Quarter   %       Nine Months    %
                                      1997    1996 Change   1997     1996 Change
                                     -------------------------------------------

Research and development             $ 9.6   $ 9.1    6%   $29.3   $26.6   10%
 As a percentage of total revenue      15%     14%           17%     14%
Selling, general and administrative  $30.6   $27.5   11%   $91.4   $86.4    6%
 As a percentage of total revenue      47%     43%           52%     44%

Research and development expenses increased 6% for the third quarter of 1997 due to a general increase in salaries necessitated by the intense competitive environment for engineers in the software industry. As a percentage of total revenue, research and development costs remained consistent for the third quarter of 1997 compared to the same period of 1996.

For the nine month period ended September 30, 1997, research and development expenses increased 10% over the same period of 1996 due to the reasons cited above. As a percentage of total revenue, research and development costs increased to 17% compared to 14% for the same period last year due to the reasons cited above and the decrease in orders experienced during the first six months of 1997. The Company expects that competition for qualified technical personnel will remain intense for the foreseeable future and may result in higher levels of compensation expense for the Company. The Company believes that research and development expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

Selling, general and administrative expenses increased 11% for the third quarter of 1997 compared to the same period in 1996 due to the Company's continued international expansion and higher legal costs as a result of the legal proceedings discussed in the Notes to Consolidated Financial Statements. As a percentage of total revenue, selling, general and administrative expenses increased to 47% from 43% for the same period last year primarily due to the reasons cited above.

For the nine month period ended September 30, 1997, selling, general and administrative expenses increased 6% over the same period of 1996 for the same reasons cited above. As a percentage of total revenue, selling, general and administrative expenses increased to 52% compared to 44% for the same period last year due to the reasons cited above and the decrease in orders experienced during the first six months of 1997.

MERGER, RESTRUCTURING AND WRITE-OFF OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. Restructuring and other charges of $6 million for the nine months ended September 30, 1997, are related to the consolidation of the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNET's Costa Mesa, California location as well as a reduction in headcount in certain other areas of the Company. The restructuring charge consists primarily of severance costs, write-off of impaired assets, and facility closing costs.

Merger, restructuring and write-off of purchased in-process research and development costs for the nine months ended September 30, 1996, consisted of $10.0 million for the write-off of purchased in-process research and development costs related to the acquisition of IFSL and $6.0 million in merger and restructuring costs related to the acquisitions of Saros and Watermark.

EFFECTIVE TAX RATE. The Company's combined federal, state and foreign annual effective tax rate for the quarter ended September 30, 1997 was 28% compared to 45% for the same period in 1996. The 1996 effective tax rate reflected non-deductible merger and other costs for the Saros and IFSL acquisitions. The effective tax rate for 1996, exclusive of the non-deductible merger and other costs, was 25%. The higher effective tax rate in 1997 is attributable to earnings generated in certain foreign jurisdictions.

NET INCOME. Net income for the third quarter ended September 30, 1997 was $1.9 million, or 12 cents per share on 15.6 million weighted average common and common equivalent shares compared to $3.4 million or 22 cents per share on 15.6 million weighted average common and common equivalent shares. Excluding restructuring and other charges net of related tax benefit, the Company had a net loss for the nine months ended September 30, 1997 of $7.1 million, or 47 cents per share, on 15.2 million weighted average common shares outstanding compared to income of $10.1 million, or 62 cents per share, on 16.5 million weighted average common and common equivalent shares for the same period last year.

Including all restructuring and other charges, FileNET had a net loss for the nine months ended September 30, 1997, of $11.4 million, or 75 cents per share on
15.2 million weighted average shares outstanding compared with a net loss of $5.9 million, or 39 cents per share on 15.0 million weighted average shares outstanding for the same period last year.

FOREIGN CURRENCY FLUCTUATIONS AND INFLATION. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The net impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the quarters ended September 30, 1997, and 1996.

OTHER FINANCIAL INSTRUMENTS. The Company enters into forward foreign exchange contracts as a hedge against effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company is exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations. The counterparties to these instruments are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the Company does not anticipate a loss resulting from any credit risk of these institutions. The unrealized gains and losses from these contracts were immaterial at both September 30, 1997 and September 30, 1996.

Liquidity and Capital Resources

As of September 30, 1997, combined cash, cash equivalents and short- and long-term marketable securities totaled $77.1 million, an increase of $9.8 million from $67.3 million at the end of 1996. The increase is primarily a result of cash provided by operating activities of $18.4 and proceeds from issuance of common stock of $2.3 million offset by capital expenditures of $9.2 million.

Accounts receivable decreased to $47.7 million at September 30, 1997 from $75.5 million at December 31, 1996. Days sales outstanding decreased to 67 days as of September 30, 1997 compared to 95 days as of December 31, 1996. Current liabilities decreased to $49.0 million at September 30, 1997 from $59.5 million at December 31, 1996. The decrease is primarily a result of a decrease in accounts payable and lower accrued royalties and other expense as a result of lower revenue.

The Company has an unsecured line of credit of $20 million available from a commercial bank. This line of credit expires in May 1999 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times throughout 1997 pursuant to which the Company may borrow up to approximately $2 million. As of September 30, 1997, there were no borrowings outstanding against any of the Company's credit lines.

The Company anticipates that its present cash balances together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs for at least the next twelve months. On October 21, 1997 the Company announced that the Board of Directors has authorized the Company to repurchase up to $10 million of its currently outstanding common stock. Such repurchases may occur from time to time at prevailing market prices, through open market or unsolicited negotiated transactions, depending upon market conditions.

Part II.  Other Information

Item 1. Legal Proceedings

        See Notes to Consolidated Financial Statements.

Item 5.  Other Information

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

    RAPID TECHNOLOGICAL CHANGE; PRODUCT DEVELOPMENT. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce, in a timely manner, new products incorporating technological advances and respond to customer requirements, including without limitation enhancements to certain specified Company software products to achieve year 2000 compliance. The Company could experience continued difficulties or delays in developing and introducing new products integrating some or all of the technologies and products from the acquisitions of Watermark, Saros and IFSL with the technologies and products from the Company. Delays in or non-completion of the development of newly integrated products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize the anticipated benefits of the acquisitions. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements including without limitation enhancements to certain existing software products to achieve year 2000 compliance, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

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

    COMPETITION. The document imaging, workflow, computer output to laser disk and document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, operating results and financial condition.

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

    The Company may from time to time be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology that may give rise to claims of infringement. While no actions other than the ones discussed below are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Infringement actions can result in substantial cost to and diversion of resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on the Company's business, financial condition or results of operations.

     In October 1994, Wang filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang. On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996 Wang filed a complaint in the same court alleging that Watermark, formerly a wholly-owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint. On October 9, 1996, Wang withdrew its claim that one of the patents it initially asserted is infringed by the Company's products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit. Based on the Company's analysis of these Wang patents and their respective file histories, the Company believes that it has meritorious defenses to Wang's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     In March 1997, Eastman Kodak Company ("Kodak") purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. On July 30, 1997, the Court permitted Eastman Software, Inc. and Kodak Limited of England to be substituted in the litigation in place of Wang. The Company cannot predict what, if any, impact this will have on the litigation.

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

     DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel, particularly engineers and other technical personnel, is intense, and pay scales in the Company's industry are increasing. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)  No reports on Form 8-K were filed during the third quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

By: /s/ _Mark S. St. Clare_____
Mark S. St. Clare,
Chief Financial Officer and Sr. Vice President, Finance
(Principal Financial Officer)

Date
November 14, 1997

                                Index to Exhibits

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------

3.1*      Restated  Certificate of  Incorporation,  as amended (filed as Exhibit
          3.1  to  Form  S-4  filed  on  January  26,  1996;   Registration  No.
          333-00676).
3.1.1* Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Form S-4 filed on January 26, 1996, Registration No. 333-00676).
3.2* Bylaws (filed as Exhibit 3.2 of the Registrant's registration statement on Form S-1, Registration No. 33-15004 (the "Form S-1")).
4.1* Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to the Form S-1, Registration No. 33-15004).
4.2* Rights Agreement, dated as of November 4, 1988 between FileNet Corporation and the First National Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.1* Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 25, 1997, effective June 1, 1997 (filed as
          Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1997).
10.2* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).
10.3* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).
10.4* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).
10.5* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit
          10.19 to the Form S-1).
10.6* Third Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992 (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997).
10.7* Fifth Amendment to the Lease between the Registrant and C. J. Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997(filed as exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1997).
10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNet Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).
10.9* Amended and Restated 1995 Stock Option Plan of FileNet Corporation as approved by stockholders at the Registrant's Annual Meeting on May 8, 1996 (filed as Exhibit 99.1 to Form S-8 filed on July 29, 1996).
--------------------------------------------
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