Form 10-K
period 1997-12-31
FILENET CORP
filed 1998-03-31
CIK 706015

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                                                 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of March 17, 1998, the aggregate market value of the 14,981,441 shares of voting stock of the Registrant held by nonaffiliates of the Registrant on such date was $579,631,952. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company's outstanding common stock are deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock was 15,145,900 at March 17, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1998 Annual Meeting are incorporated by reference into Part III as set forth herein. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Parts II, III and IV as set forth herein.

================================================================================

                               FILENET CORPORATION

                                    FORM 10-K
                      For the Year Ended December 31, 1997

                                      INDEX


                                     PART I                                 Page
Item 1. Business..............................................................3
Item 2. Properties...........................................................10
Item 3. Legal Proceedings....................................................10
Item 4. Submission of Matters to a Vote of Security Holders..................11

                                PART II

Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters..................................................11
Item 6. Selected Financial Data..............................................12
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................13
Item 8. Financial Statements and Supplementary Data..........................13
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................13

                                                       PART III

Item 10. Directors and Executive Officers of the Registrant..................13
Item 11. Executive Compensation..............................................13
Item 12. Security Ownership of Certain Beneficial Owners and Management......13
Item 13. Certain Relationships and Related Transactions......................13

                                PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.....14
Signatures...................................................................19

                                     PART I


Item 1.  Business

GENERAL

FileNET Corporation (FileNET or the Company) develops, markets and services a family of integrated document management software products designed for managing information and enhancing enterprise productivity. Additionally, the Company manufactures and sells a line of 12-inch optical storage and retrieval libraries. The Company markets its products in more than 60 countries through a global sales, services and support organization, including its ValueNET(R) partner program of resellers, system integrators and application developers.

MARKETS AND APPLICATIONS

The Company offers a family of complementary products which enable users to manage, on an enterprise-wide basis, the storage, processing and workflow for documents and other unstructured information, including scanned images, faxes, text, spreadsheets, graphics, drawings, photographs, computer output reports, voice, and video. The Company's products provide a client server/based document management architecture that can be implemented on a modular basis and organizations can choose one, some, or all of the Company's products to build the system that most effectively meets their needs. The Company's customers are typically those organizations which have active paper document files, process significant numbers of electronic documents in their day-to-day operations, or have complex, mission-critical business processes for a variety of applications such as mortgage loan servicing, credit card customer service, insurance claims processing, retirement account management, engineering drawings management, web based document management, medical records management, personnel records management, company policies and procedures, accounts payable and receivable, traffic, property and criminal records. Additionally, the Company's products address ad hoc business processes at the departmental and workgroup levels to improve overall enterprise productivity and integrate with industry standard productivity applications like Microsoft Office, Lotus Notes and Novell GroupWise.

The Company markets its products in more than 60 countries through a direct sales force and through its ValueNET(R) partner program consisting of systems integrators, value-added resellers and distributors. A number of firms, including Andersen Consulting and American Management Systems, operate as third-party resellers under the Company's ValueNET(R) program and combine FileNET products with vertical market-specific value-added services to provide turnkey solutions and complex systems integration for customers. Other firms such as Tech Data, Law Cypress, IAI Canada, Image Choice and Paperlink are distributors of the Company's products selling to hundreds of resellers throughout the world. The Company also has OEM agreements with other firms involving the Company's software products.

The Company offers software maintenance service for its products in the United States and in countries where it has direct international sales operations. The Company's international resellers offer maintenance in the countries in which they operate. The Company subcontracts hardware maintenance to Hewlett-Packard Corporation (HP) and other third parties.

In September 1995, the Company entered into an agreement with SAP AG to deliver data archiving and document solutions for their client/server-based R/3 enterprise application systems environment as a Complementary Software Partner. Deliveries of this product commenced in December 1995.

The Company also has porting and licensing agreements with HP and Sun Microsystems, Inc. (Sun) to co-market versions of FileNET's document imaging and workflow software products to users of those companies' products. Sales of the HP based product commenced in December 1993 and the Sun based product in March 1995. In 1996, the Company became a Global Partner with HP's General Systems Division. In September 1997, the company signed an IBM Market Development Program Agreement with IBM's Solution Developer Marketing Alliance group to become an IBM Business Partner.

The Company is a Certified Microsoft Solutions Developer and will continue to develop and certify products for the Microsoft BackOffice computing environment.

PRODUCTS

SOFTWARE

The following software products are currently being offered by the Company:

Integrated Document Management

In February 1998, the Company introduced the Panagon family of Integrated Document Management (IDM) software that combines imaging, electronic document management, and workflow into a unified architecture. The Panagon family of products includes new desktop and web services software applications being released by the Company for the first time and a rebranding of existing products for client and server environments. With Panagon, the Company has created a software infrastructure that allows companies to capture any type of document electronically, then quickly and easily access, manage, and integrate the information with their existing critical business applications throughout the enterprise. Using Microsoft's Windows Explorer or web browsers familiar to most business professionals, companies can search the entire enterprise network for information, retrieve documents of all types, easily work with the information, and then route it as needed for further review, processing, or decision making.

The new Panagon IDM Desktop range of products are built around Microsoft's component software architecture (COM) and allow applications to be quickly and easily developed and tailored to meet an organization's specific requirements. Panagon IDM Desktop reduces the ongoing cost of ownership through the ability to easily deploy applications on the Web or in a client/server environment. Cost of ownership is also reduced through the use of rapid application development (RAD) techniques and compatibility with industry-standard programming tools such as Visual Basic, PowerBuilder and more. As a result, it takes less time to develop customized IDM applications, less time to integrate the software components into a company and less time to train users.

The Panagon family includes a complete suite of IDM software components that are built to work together, eliminating integration issues when combining products from different vendors. Panagon products include:

         Panagon IDM Desktop and IDM Web Services are software applications that offer best-of-class integrated document management for ad hoc query and access or mission critical applications. Companies can access all documents stored in enterprise libraries from within a Microsoft Windows Explorer, Internet browser interface or via a custom application integrated into line of business systems. Panagon IDM Desktop delivers "out-of-the-box" integration with Microsoft Windows environments and productivity applications such as Microsoft Office, seamlessly managing and viewing more than 200 document formats. Once located, users can create work processes to include others that need to share, distribute, or approve, with the built-in workflow and integrated e-mail features.

         Panagon IDM Services is a server based integrated document management solution incorporating imaging and document services for medium to large business. IDM Services is the high performance repository system that integrates with Panagon IDM Desktop and IDM Web Services for managing all types of documents. IDM Services can be used as both an imaging and document system together or as separate applications.

         Panagon Visual WorkFlo is an enterprise-wide, scalable business process automation solution that can be used to easily create applications that reflect the way work processes are performed. It allows managers to control and modify work processes to meet the needs of a dynamic business environment, and integrates information flow between software applications within a company's business processes. Panagon Visual WorkFlo supports multiple client, server and applications development environments and integrates with leading business process reengineering products for reduced implementation time. The product features object-oriented technology to enhance developer productivity through reusability of applications and a wide variety of vertical and horizontal solutions for out-of-the-box functionality.

         Panagon Report Manager is a high-performance, client/server computer output to laser disk (COLD) product that eliminates printing and distributing computer-generated reports and statements. It significantly lowers costs and inefficiencies by allowing companies to index, store, retrieve, view, print, fax, and distribute computer-generated output on magnetic or optical disk. Panagon Report Manager is built around industry standards and has an intuitive, easy-to-use graphical interface with report mining capabilities.

         Panagon Capture is an enterprise document capture application that has a complete set of highly configurable components for capturing virtually all document types, scanned paper documents, fax, e-mail, word processing documents, spreadsheets, HTML forms, audio and video-clips, computer generated reports, and electronic data interchange (EDI) information-and making them immediately available to users. Its modular components can be configured to meet simple capture requirements in distributed environments or enterprise-wide capture requirements for production operations.

         The new Panagon family of products is available to new and existing customers. New customers will receive the benefits of a more comprehensive range of integrated document management functions as opposed to acquiring separate document management technologies from multiple vendors. Existing customers can deploy new IDM applications independently or along side existing applications using FileNET software. Existing customers wanting to take advantage of Panagon's broader IDM capabilities for applications already deployed can recreate the existing applications using the IDM development environment.

Document Imaging

FileNET Panagon WorkGroup(TM) software is a midrange document imaging and work management product based on a subset of the Panagon IDM products combined with certain prepackaged software applications.

Document Warehouse(TM) for SAP software is a document and data archiving application certified by SAP, for use with the popular R/3 Enterprise Resource Planning (ERP) application suite.

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

         Watermark Client software replaces document handling procedures with integrated electronic processing of scanned images, faxes and other electronic  documents.  The  software  provides  easy-to-use  tools for document capturing, filing, viewing, annotation and OCR that image-enable any OLE- or ODMA- compatible Windows application, such as e-mail, databases and workflows.

         Watermark   Server  software  is  used  for  organizing,   storing  and
         optimizing shared network access to scanned documents, faxes and electronic files. The software intelligently captures the business rules governing document security, version control, migration and storage through easy client-based administration and reporting tools designed for Microsoft BackOffice.

         Watermark DiskExtender software extends the document storage and retrieval capacity of the Watermark Server by providing Windows NT services to migrate documents to and from high-density optical media.

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

Workflow

Panagon Visual WorkFlo(R) software provides an open, flexible, component software framework for workflow application development. This product enables users and ValueNET(R) partners to automate business processes using object-oriented programming technology, and supports standard tools such as C++, Visual Basic, PowerBuilder, Microsoft Windows-compatible tools, and FileNET's other WorkFlo products. All work management functions, including routing, queuing, exception handling, and management control, are managed by Visual WorkFlo using standard Windows interfaces and graphical tools.

FileNET Ensemble(TM) is a general purpose workflow tool introduced in 1996 that automates a wide range of everyday business processes and is integrated with Microsoft Exchange and Novell GroupWise to enhance these messaging (e-mail) system products. FileNET markets this product through all of its direct and indirect sales channels worldwide. Novell markets a version of this software under the product name "GroupWise Workflow."

Electronic Document Management

The Company's electronic document management software products simplify the management and maintenance of electronic documents and other unstructured information, ensuring the right information is always available. Needed information is readily accessible, providing total manageability and security.

         Panagon IDM Document Services is a server software product that enables electronic document management applications across large enterprise
         LANs and WANs. It acts as a network librarian, simplifying the management and maintenance of all files on the user's network.

         @mezzanine(R) is a software product used to organize, protect and maintain documents published on the World Wide Web. @mezzanine provides improved organization and access methods to the Web browser and special document management features such as version control, security and archiving needed by the Web server.

COLD

The Company's Panagon Report Manager software product stores and retrieves computer-generated reports to replace the use of printed reports and computer output to microfiche. It also enables the user to search for specific information located in one or more reports and extract the information to use with popular desktop software applications. It is a client/server software product running on servers using the Microsoft Windows NT Server operating system and PC workstations running Microsoft Windows. It also integrates with FileNET's IMS software product to provide large capacity archival storage capabilities.

HARDWARE

The Company markets an optional integration service, offering customers the option to purchase complete solutions, including industry standard hardware, directly from FileNET. The Company also manufactures and markets an optical storage and retrieval library (OSAR(R)) based on 12-inch optical disk storage technology.

All named products mentioned in this Form 10-K, other than the Company's named products, are trademarks or registered trademarks of the respective holder

RESEARCH AND DEVELOPMENT

The Company's research and development activities are focused on software product development. Research and development expenditures were $39.6 million, $36.5 million and $24.7 million for the years ended December 31, 1997, 1996, and 1995, respectively. The Company believes that its future success depends upon its ability to continue to enhance its existing software products and to develop new software products that satisfactorily meet market needs. Accordingly, the Company intends to continue to make substantial investments in its research and development activities.

BACKLOG

The Company typically ships its products within a short period of time after acceptance of orders, which is common in the computer software industry. The Company does not consider the level of backlog to be a significant or important indicator of future revenue or earnings.

SERVICES, SUPPORT AND MANUFACTURING

The Company maintains service and support organizations that provide both pre-sales and post-sales services in the United States and the foreign countries where the Company has direct operations.

The Company's integration facilities in Costa Mesa, California and Dublin, Ireland, conduct software manufacturing, integration, test and quality control. The Company operates a Response Center in Costa Mesa to provide telephone technical support to customers who have entered into support agreements with the Company. The Company is in the process of opening an additional Response Center in Dublin, Ireland and also plans to open a Response Center for the Asia Pacific region in Singapore.

EMPLOYEES

As of December 31, 1997, the Company had 1,490 full-time employees of which 343 were employed in research and development; 924 in sales, marketing, professional services and customer support; 131 in operations; and 92 in finance and administration. Employees in the Company's German subsidiary are represented by a labor union. No other employees are represented by labor unions, and the Company has never experienced a work stoppage. The Company believes that it enjoys good employee relations.

COMPETITION

The market for the  Company's  products  is highly  competitive.  The  Company's principal competitors for its various product lines include the following companies: 1) Workflow and document imaging-- Banctec, Inc., IBM, Keyfile, Optika, Unisys Corporation, Mosaix, Eastman Software, a Kodak company, 2) Electronic Document Management--Documentum, IBM, Interleaf, Novasoft, Novell, Open Text, PC DOCS, and 3) COLD--Computron, IBM and Microbank. Numerous smaller software vendors also compete in each product area. The Company also experiences competition from systems integrators who configure hardware and software into customized systems.

In addition, RDBMS vendors, such as Oracle, Sybase and Informix, may compete with the Company in the future. Oracle has announced products that compete with the Company's document management products. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. See "Certain Considerations - Competition" below.

PATENTS AND  LICENSES

The Company holds three patents for its OSAR product which expire August 26, 2003, June 23, 2004 and August 4, 2004, respectively. The Company has also entered into non-exclusive license arrangements with a number of organizations, including IBM and Oracle, which permit the Company and its resellers to grant sublicenses to end users of the Company's systems to use software developed by these third-party vendors. See "Certain Considerations - Intellectual Property and Other Proprietary Rights" below.

CERTAIN CONSIDERATIONS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, including those discussed in the Company's Annual Report to Stockholders for the year ended December 31, 1997, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that the Company achieves may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including its 1997 Annual Report to Stockholders and the Quarterly Reports on Form 10-Q to be filed by the Company in 1998.

         Rapid Technological Change; Product Development The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's success will be dependent upon its ability to enhance its existing products, develop and introduce, in a timely manner, new products incorporating technological advances and respond to customer requirements. Specifically, the Company has announced plans to deliver a new range of desktop software products providing integrated document management capability for existing and new users. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the market-place. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition or results of operations could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that such announcements will not cause customers to delay their purchasing decisions in anticipation of such products, resulting in a material adverse effect on the Company's business, financial condition or results of operations.

         Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to continue to integrate various products it has developed or acquired through acquisition of others and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. Accordingly, the Company's quarterly results are difficult to predict and revenues and net income for any one quarter have in the past and may again fall significantly short of anticipated levels. Additionally, a large percentage of orders for any one quarter are usually received from customers very late in the quarter and, as a result, the Company is not able to identify possible revenue and net income shortfalls to any significant extent until the end of the quarter.

         As a result of these factors, revenues and operating results for any quarter are subject to variation and are not predictable with any significant degree of accuracy. Therefore, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, such factors could cause the Company's operating results in a given quarter to be below the expectations of public market analysts and investors and the price of the Company's common stock could be materially adversely affected.

         Competition The document imaging, workflow, computer output to laser disk and document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, financial condition or results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by the Company. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

         Intellectual Property and Other Proprietary Rights The Company's success depends, in part, on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. FileNET has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products, that their products are, or will be, year 2000 compliant, or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of theses software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, any of which could adversely affect the Company's business, financial condition or results of operations.

         The Company may, from time to time, be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new products and technology that may give rise to claims of infringement. While no actions other than those discussed below are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Infringement actions can result in substantial cost to, and diversion of, resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that licenses would be obtainable on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on the Company's business, financial condition or results of operations.

         In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed by the Company's products that were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit.

         In March 1997, Eastman Kodak Company (Kodak) purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which, in turn, has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States (Eastman). On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

         FileNET has moved for summary judgement on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to FileNET's unenforceability defense on one of the patents. A trial date has not been set.

         If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms. Based on the Company's analysis of these Eastman patents and their respective file histories, the Company believes that it has meritorious defenses to Eastman's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

         Dependence on Certain Relationships The Company has entered into a number of co-marketing relationships with other companies such as Microsoft Corporation, Compaq Computer Corporation, SAP AG, HP and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with, or support of, the Company and its products.

         Dependence on Key Management and Technical Personnel The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel, particularly engineers and other technical personnel, is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company may experience increased compensation costs in order to attract and retain skilled personnel.

         International Sales Historically, the Company has derived more than 30% of its total revenues from international sales. Six percent of the Company's 1997 revenues were generated in the Asia-Pacific region (including 4% in Australia). International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing foreign distributors, potentially adverse tax consequences, currency exchange fluctuations, the burden of complying with a wide variety of complex operations, foreign laws, regulations and treaties, and the possibility of difficulties in collecting accounts receivable. In particular, the current economic crisis in the Asia Pacific region may limit future growth or cause a decline in international revenues. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

         Product Liability Products as complex as those sold by the Company are susceptible to errors or failures, especially when first introduced or when new versions are released. The Company's products are often intended for use in applications that are critical to a customer's business. As a result, the Company's customers may rely on the effective performance of the software to a greater extent than the market for software products generally. The Company conducts extensive product testing to ensure that its products are free of significant errors and defects. In addition, the Company has designed and tested the most current versions of its products to be year 2000 compliant. However, some of the Company's customers are running earlier product versions that are not year 2000 compliant. Although the Company has been encouraging such customers to migrate to current product versions, no assurance can be given that all of them will do so in a timely fashion, if at all. Moreover, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. There can be no assurance that such third-party software will be free of errors and defects or be year 2000 compliant in a timely fashion. Although the Company has not experienced any material product liability claims to date, there can be no assurance that errors or defects, whether associated with year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. The Company's license agreements with customers typically contain provisions designed to limit the Company's exposure to potential product liability claims; however, it is possible that such limitation of liability pro-visions may not be effective under the laws of certain jurisdictions. Defective products or releases could result in loss of revenues, increased service and warranty costs and product liability claims, and could adversely affect the Company's market penetration and reputation, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Stock Price Volatility The Company believes that a variety of factors could cause the price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development pro-grams; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years, the stock market in general, and the market for shares of high-technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's common stock.

Item 2.           Properties

The Company currently leases 250,000 square feet of office, development and manufacturing space in Costa Mesa, California and 42,000 square feet of office and development space in Bellevue, Washington. The Company also leases sales and support offices in 34 locations in the United States, 13 in Europe, 3 in Australia, 3 in Canada, and 4 in Asia. The Company believes that the Costa Mesa and Bellevue facilities will be adequate for the Company's anticipated needs through 1998.

Item 3.           Legal Proceedings

         In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark, formerly a wholly-owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed by the Company's products that were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit.

         In March 1997, Eastman Kodak Company (Kodak) purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which, in turn, has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States (Eastman). On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

         FileNET has moved for summary judgement on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to FileNET's unenforceability defense on one of the patents. A trial date has not been set.

         If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to obtain such a license on acceptable terms. Based on the Company's analysis of these Eastman patents and their respective file histories, the Company believes that it has meritorious defenses to Eastman's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     On December 20, 1996, plaintiff Michael I. Goldman (the Plaintiff) filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the State

Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. The Plaintiff alleges that the Company and other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500, Cal. Civ. Code ss.ss. 1709-1710 and Cal. Bus. & Prof. Code ss.ss. 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory and punitive damages, interest, payment of attorney's fees and costs, and equitable or injunctive relief.

         On April 1, 1997, The Plaintiff filed another class action complaint against the Company and certain of its officers and directors in the United
States  District  Court for the Central  District  of  California  (the  Federal
Action). The action purportedly was filed on behalf of the same class of purchasers of the Company's common stock as the State Action. The allegations contained in the Federal Action are very similar to the allegations contained in the State Action, except that the Federal Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees, costs and equitable or injunctive relief. On July 2, 1997, the court granted plaintiff's motion to be appointed "lead plaintiff" under the Private Securities Litigation Reform Act.

         In the Federal Action, defendants have filed a motion to dismiss the complaint in its entirety. Plaintiff has filed a motion to stay the Federal Action, in light of the parallel State Action. The court is scheduled to hear both of these motions during April 1998.

     In the State Action, defendants moved to stay the action, in light of the parallel Federal Action. The trial court granted the motion to stay the action as to discovery on September 8, 1997. Defendants also demurred and moved to strike the complaint. The trial court overruled the demurrer and denied the motion to strike on October 21, 1997. On January 14, 1998, the court entered an order dismissing with prejudice two of plaintiff's three causes of action: the claims under Cal. Civ. Code ss.ss. 1709-1710 and Cal. Bus. & Prof. Code ss.ss. 17200 et seq.

         On January 30, 1998, the trial court in the State Action granted the Plaintiff's motion to certify a class composed of persons who bought FileNET stock in California only between October 19, 1995 and July 2, 1996. This ruling is subject to revision based on the decisions to be rendered by the California Supreme Court in Diamond Multimedia Systems, et al. v. Superior Court (Pass) and StorMedia, Inc., et al. v. Superior Court (Werczberger). The trial court also denied the Plaintiff's motion to lift the discovery stay.

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

Item 4.           Submission of Matters to a Vote of Security Holders

None.


                                     PART II


Item 5.        Market for the Registrant's Common Stock and  Related Stockholder
               Matters

     There is hereby incorporated herein by reference the information appearing under the caption "Stock Market and Dividend Information," which appears on page 42 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is filed herewith as Exhibit 13.1.

Item 6.           Selected Financial Data

The following table summarizes certain selected financial data:

                                                                              For Fiscal Years Ended
                                              --------------------------------------------------------------------------------------
                                               Dec. 31, 1997     Dec. 31, 1996     Dec. 31, 1995     Jan. 1, 1995      Jan. 2, 1994
                                                   (1997)             (1996)           (1995)            (1994)            (1993)
                                              --------------    ---------------  ----------------    -------------     -------------
                                                                     (In thousands, except per share amounts)
Consolidated statements of operations data:

Revenue:
     Software revenue                               $132,723          $140,659          $116,052        $  81,102         $  54,067
     Service revenue                                  89,280            82,118            67,174           60,753            60,933
     Hardware revenue                                 29,422            46,136            46,152           50,480            51,410
                                                  ------------       ----------       ----------        ----------        ----------
            Total revenue                            251,425           268,913           229,378          192,335           166,410

Costs and expenses:
     Cost of software revenue                         14,768            16,464            15,146           12,472             7,831
     Cost of service revenue                          56,503            53,568            44,277           41,645            42,812
     Cost of hardware revenue                         20,330            29,633            28,800           30,999            34,116
     Research and development                         39,575            36,502            24,711           18,274            15,247
     Selling, general and administrative             125,122           117,761            96,499           71,267            61,711
     Merger, restructuring, write-off of
        purchased in-process research and
        development and other costs                    6,000            16,011             6,393                0                 0
                                                 ------------        ----------       ----------       ----------         ----------
         Total costs and expenses                    262,298           269,939           215,826          174,657           161,717

                                                 ------------        ----------       ----------       ----------         ----------
Operating income (loss)                              (10,873)           (1,026)           13,552           17,678             4,693

     Other income, net                                 3,160             2,838             2,780            1,821               333

                                                -------------        ----------       ----------       ----------         ----------
Income (loss) before income taxes                     (7,713)            1,812            16,332           19,499             5,026

     Provision (benefit) for income taxes             (2,187)            4,456             8,116            5,356             4,760

                                                -------------       -----------       ----------      -----------         ----------
Net income (loss)                                  $  (5,526)       $   (2,644)        $   8,216        $  14,143         $     266
                                                =============       ===========       ==========      ===========         ==========

Basic earnings (loss) per share                   $   (0.36)       $    (0.18)        $    0.57       $     1.04          $   0.02
Diluted earnings (loss) per share                 $   (0.36)       $    (0.18)        $    0.52       $     0.95          $   0.02

Weighted average shares outstanding - basic
                                                      15,155            15,007            14,430           13,661            12,567
Weighted average shares outstanding -
     diluted                                          15,155            15,007            15,856           14,834            13,178

Consolidated balance sheet data:

Working capital                                    $  82,887         $  89,339         $  86,354        $  63,149         $  47,819
Total assets                                         179,870           195,679           189,682          152,642           124,986
 Long-term debt, excluding current portion                                                                                      163
Stockholders' equity                                 118,811           132,806           131,158          101,006            78,383

  Certain reclassifications have been made to the prior years' selected financial data to conform with the current year's presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

There is hereby incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears on pages 18 through 24 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is filed herewith as Exhibit 13.2.


Item 8. Financial Statements and Supplementary Data

There is hereby incorporated herein by reference the information appearing on pages 25 through 40 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is filed herewith as Exhibit 13.3. The accompanying Independent Auditors' Report is also incorporated herein by reference and filed herewith as Exhibit 13.3.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors," under the caption "Executive Officers of the Company," and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 11. Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 12. Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 13. Certain Relationships and Related Transactions

There is hereby incorporated herein by reference the information appearing under the caption "Note 12: Related Party Transactions," which appears on page 39 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 and is filed herewith as Exhibit 13.4.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1997.



               Index to Consolidated Financial Statements Covered
                         by Independent Auditors' Report

                             Item 14(a) (1) and (2)

                                                                                        Page Reference
                                                                                   --------------------------
                                                                                               1997 Annual
                                                                                                Report to
                                                                                   Form 10-K   Stockholders

The  information  under the  following  captions,  which is included in the 1997
     Annual Report to Stockholders, is incorporated herein by reference:

Independent Auditors' Report                                                                        40
Consolidated balance sheets at December 31, 1997 and December 31, 1996                              25
Consolidated statements of operations for each of the years ended    December
     31, 1997, 1996 and 1995                                                                        26
Consolidated statements of stockholders' equity for each of the years ended
     December 31, 1997, 1996 and 1995                                                               27
Consolidated statements of cash flows for each of the years ended    December
     31, 1997, 1996 and 1995                                                                        28
Notes to consolidated financial statements                                                          29

Independent Auditors' Report on Schedule                                               15

Schedule for each of the three years ended  December 31, 1997, 1996 and 1995
II.  Valuation and qualifying accounts and reserves                                    16


INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Stockholders and the Board of Directors
FileNET Corporation
Costa Mesa, California

We have audited the consolidated financial statements of FileNET Corporation and its subsidiaries as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998. Such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of FileNET Corporation and its subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

February 3, 1998
Costa Mesa, California

                                             SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS
                                          ($ in thousands)

                                             Balance at         Additions -
                                            Beginning of     Charged to Costs                    Balance at End
Description                                   Period          and Expenses         Deductions       of Period
----------------------------------------- ---------------- -------------------- --------------- ----------------
Year ended December 31, 1997:
Inventory reserves                             $  660            $  380              $ 710 (1)        $  330
Allowance for doubtful accounts                 2,140               350                800 (2)         1,690
Reserve for returned systems                    3,185                                  460 (3)         2,725

Year ended December 31, 1996:
Inventory reserves                                573               635                548 (1)           660
Allowance for doubtful accounts                 1,540             1,205                605 (2)         2,140
Reserve for returned systems                    3,153                32                                3,185

Year ended December 31, 1995:
Inventory reserves                                651               482                560 (1)           573
Allowance for doubtful accounts                   731               857                 48 (2)         1,540
Reserve for returned systems                    2,747               869                463 (3)         3,153




--------------------------

(1) Consists  primarily of the write-off of excess/obsolete inventories.
(2) Consists primarily of uncollectible invoice amounts.
(3) Consists primarily of returned systems.

                                Index to Exhibits

Exhibit
  No.   Description
-----  ----------------------------------------------------------------------

3.1* Restated Certificate of Incorporation, as amended(filed as Exhibit 3.1 to Form S-4 filed on January 26, 1996; Registration No.333-00676).

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

10.6* Third Amendment to the Lease between the Registrant and C.J. Segerstrom & Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992 (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997).

10.7* Fifth Amendment to the Lease between the Registrant and C.J.Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997 (filed as exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1997).

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

10.10* Second Amended and Restated Stock Option Plan of FileNET Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a), 4(b)and 4(c), respectively, to the Registrant's Registration Statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as
          Exhibit 4(d) to the Registrant's Registration Statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

--------------------------------------------
* Incorporated herein by reference

Exhibit
  No.     Description
--------  ----------------------------------------------------------------------
10.11* Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr. Lee Roberts (filed as exhibit 99.17 to Form S-8 on August 20, 1997).

10.12*    Non-Statutory Stock Option Agreement   (with  Notice of Grant of Stock
          Option and Special Addendum) between Registrant and Mr. Ron Ercanbrack (filed as exhibit 99.19 to Form S-8 on August 20, 1997).

10.13* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending the Company's Form 10-K for the fiscal year ended December 31, 1991).

10.14* Amendment #A1011-941003-01 dated September 30, 1994, to the Agreement for the Purchase of IBM products dated December 20, 1991 (filed as exhibit 10.12 to form 10-K for the fiscal year ended December 31,
          1996).

10.15* Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).

10.16* Amendment dated December 22, 1992 to the Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3, 1993).

10.17* Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995 (filed as Exhibit 10.26 to Form 10-Q for the quarter ended July 2, 1995).

10.18* Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18, 1995 (filed as Exhibit 10.27 to Form 10-Q for the quarter ended July 2, 1995).

10.19* Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Form 8-K on March 13, 1996).

10.20* Stock Purchase Agreement by and Among FileNET Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.2 to form 10-K for the year ended December 31, 1995).

13.1 Market for the Registrant's Common Stock and Related Stockholder Matters incorporated by reference to page 42 of the 1997 Annual Report.

13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference to pages 18 through 24 of the 1997 Annual Report.

13.3 Financial Statements incorporated by reference to pages 25 through 40 of the 1997 Annual Report.

13.4      Certain  Relationships   and  Related  Transactions   incorporated  by
          reference to page 12 of the 1997 Annual Report.

21.1      List  of  subsidiaries of  Registrant  (filed as  FileNET  Corporation
          Subsidiary  Information).   23.1  Consent  of  Deloitte &  Touche  LLP
          (filed as Independent Auditors' Consent).

27        Financial Data Schedule.

---------------------------------------------
* Incorporated herein by reference

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FILENET CORPORATION



Date: March 30, 1998          By:    /s/     T. J. Smith
                                   ------- -----------------------------------
                                             T. J. Smith
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 1998          By:    /s/     T. J. Smith
                                  ------- --------------------------------------
                                             T. J. Smith
                                             Chief Executive Officer
                                             (Principal Executive Officer)
                                             Director

Date: March 30, 1998         By:      /s/     Lee D. Roberts
                                   ------- -------------------------------------
                                              Lee D. Roberts
                                              President and
                                              Chief Operating Officer

Date: March 30, 1998         By:      /s/     Mark S. St. Clare
                                   ------- -------------------------------------
                                              Mark S. St. Clare
                                              Chief Financial Officer and
                                              Sr. Vice President, Finance
                                              (Principal Financial Officer)

Date: March 30, 1998         By:      /s/     Lee M. Kim
                                   ------- -------------------------------------
                                              Lee M. Kim
                                              Controller and
                                              Chief Accounting Officer

Date: March 30, 1998         By:      /s/     Frederick K. Fluegel
                                   ------- -------------------------------------
                                              Frederick K. Fluegel
                                              Director

Date: March 30, 1998        By:      /s/     John C. Savage
                                   ------- -------------------------------------
                                             John C. Savage
                                             Director

Date: March 30, 1998        By:      /s/     William P. Lyons
                                   ------- -------------------------------------
                                             William P. Lyons
                                             Director