Form 10-Q
period 1998-03-31
FILENET CORP
filed 1998-05-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                95-3757924
---------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S.Employer Identification No.)
incorporation or organization)

                   3565 Harbor Boulevard, Costa Mesa, CA 92626
---------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (714) 966-3400
---------------------------------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 1998, there were 15,423,222 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index



                                                                        Page
                                                                       Number
------------------- ------------------------------------------------ ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of March 31, 1998 and December 31, 1997......................   3

         Consolidated Statements of Operations
         for the three months ended March 31, 1998 and 1997..............   4

         Consolidated Statements of Comprehensive Income
         for the three months ended March 31, 1998 and 1997..............   5

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997..............   6

         Notes to Consolidated Financial Statements......................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  17

Item 6.  Exhibits and Reports on Form 8-K................................  17

         SIGNATURE.......................................................  18

         INDEX TO EXHIBITS...............................................  19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                 March 31,       December 31,
                                                   1998             1997
                                               -------------    -------------
                                                (Unaudited)
                   ASSETS
 Current assets:
   Cash and cash equivalents.................  $   53,833      $  37,344
   Short-term marketable securities..........      11,662         26,600
   Accounts receivable, net..................      62,307         61,283
   Inventories...............................       3,078          3,541
   Prepaid expenses and other current assets        8,969          8,309
   Deferred income taxes.....................       6,142          6,439
                                                  --------       ---------
   Total current assets......................     145,991        143,516

 Property, net...............................      31,078         27,587
 Long-term marketable securities.............       7,879          7,826
 Other assets................................         990            941
                                                 ----------     ----------
     Total assets............................  $  185,938      $ 179,870
                                                 ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable.........................   $   17,769      $  15,003
   Accrued compensation.....................       14,249         14,845
   Unearned maintenance revenue.............       13,320         8,848
   Accrued royalties........................        2,149          2,743
   Other accrued liabilities................       19,545         19,190
                                                 ----------     ----------
 Total current liabilities..................       67,032         60,629

 Deferred income taxes......................          433            430

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000
     shares authorized; none issued or out-
     standing
   Common stock - $.01 par value; 100,000,000
     shares authorized; 15,774,626 and 15,560,838
     shares outstanding at March 31, 1998 and
     December  31, 1997, respectively.......      134,031        130,741
   Retained earnings........................        4,871          2,348
   Accumulated other comprehensive income...       (5,862)        (4,146)
                                                 ----------    -----------
                                                  133,040        128,943
   Treasury  stock,  at cost;  549,000 and
     410,000  shares at March 31, 1998 and
     December 31, 1997, respectively........      (14,567)       (10,132)
                                                 ----------    -----------
   Total stockholders' equity...............      118,473        118,811
                                                 ----------    -----------
     Total liabilities and stockholders'
     equity.................................   $  185,938      $ 179,870
                                                 ==========    ===========

See accompanying notes to consolidated financial statements.

                              FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                    Three Months Ended March 31,
                              --------------------------------------
                                      1998                 1997
                              -----------------    -----------------
                                   (Unaudited)          (Unaudited)
 Revenue:
   Software....................    $  43,247             $  22,082
   Service.....................       23,471                18,237
   Hardware....................        6,891                 7,243
                                    ----------            ----------
 Total revenue.................       73,609                47,562

 Costs and expenses:
   Cost of software revenue....        3,686                 2,999
   Cost of service revenue.....       15,346                13,131
   Cost of hardware revenue....        3,360                 5,329
   Research and development....       12,074                10,140
   Selling, general and
   administrative..............       36,567                29,766
                                    ----------            ----------
   Total costs and expenses....       71,033                61,365

 Operating income (loss).......        2,576               (13,803)

 Other income, net.............          979                   721
                                    ----------            ----------

 Income (loss) before income taxes     3,555                (13,082)

 Provision (benefit) for income
 taxes.........................        1,031                 (3,662)
                                    ----------            ----------
 Net income (loss).............    $   2,524             $   (9,420)
                                    ==========            ==========

 Earnings (loss) per share:
   Basic.......................    $    0.17             $    (0.63)
   Diluted.....................    $    0.15             $    (0.63)


 Weighted average shares outstanding:
   Basic.......................       15,102                  15,045
   Diluted.....................       16,481                  15,045

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                  Three Months Ended March 31,
                                                ------------------------------
                                                    1998              1997
                                                --------------    ------------
                                                 (Unaudited)       (Unaudited)
 Net income (loss)........................       $   2,524        $  (9,420)
                                                  -----------      -----------

 Other comprehensive income:
   Foreign currency translation
   adjustments net of tax benefit of
   $701 and $881 in 1998 and 1997,
   respectively)..........................          (1,716)          (2,265)
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
     arising during period (net of tax effect
     of $3 and $(32) in 1998 and 1997,
     respectively)........................               5              (51)
     Reclassification adjustment for losses
     included in net income (net of tax
     benefit of $2).......................              (5)
                                                  -----------      -----------
 Total other comprehensive loss...........           (1,716)          (2,316)
                                                  -----------      -----------

 Comprehensive income (loss)..............        $     808        $ (11,736)
                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                              Three Months Ended March 31,
                                          --------------------------------------
                                               1998                 1997
                                          ------------------   -----------------
                                             (Unaudited)          (Unaudited)
 Cash flows from operating activities:
 Net income (loss).........................  $   2,524            $  (9,420)
 Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
     Depreciation and amortization.........      3,431                3,353
     Provision for doubtful accounts.......        447                   23
     Deferred income taxes.................        300
     Changes in operating assets and
     liabilities:
       Accounts receivable.................     (2,039)              30,090
       Inventories.........................        558                1,090
       Prepaid expenses and other current
       assets..............................       (730)                 617
       Accounts payable....................      2,915               (5,108)
       Accrued compensation................       (541)              (1,863)
       Unearned maintenance revenue........      4,472                 (954)
       Accrued royalties...................       (595)              (1,188)
       Other...............................      4,052               (8,436)
                                             -------------        ------------
 Net cash provided by operating activities.     14,794                8,204
                                             -------------        ------------
 Cash flows from investing activities:
 Proceeds from sale of equipment...........        314                   70
 Capital expenditures......................     (7,436)              (4,059)
 Purchases of marketable securities........                         (14,215)
 Proceeds from sales and maturities of
 marketable securities.....................     11,345               11,260
                                             -------------        ------------
 Net cash provided (used) by investing
 activities................................      4,223               (6,944)
                                             -------------        ------------
 Cash flows from financing activities:
 Proceeds from issuance of common stock....      3,291                  922
 Common stock repurchased..................     (4,435)
                                             -------------        ------------
 Net cash provided (used) by financing
 activities................................     (1,144)                 922
                                             -------------        ------------
 Effect of exchange rate changes on cash
 and cash equivalents.....................      (1,384)              (1,404)
                                             -------------        ------------

 Net increase in cash and cash equivalents      16,489                  778
 Cash and cash equivalents, beginning of year   37,344               28,530
                                             =============        ============
 Cash and cash equivalents, end of period.   $  53,833            $  29,308
                                             =============        ============
 Supplemental cash flow information:
 Interest paid............................   $       8            $      38
 Income taxes paid (refunds received).....   $  (2,066)           $     718

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1998 and the results of its operations, its comprehensive income and its cash flows for the three months ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed by the Company with the SEC on March 31, 1998. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 1998.


(In thousands, except per share amounts)  Net                        Per Share
                                          Income        Shares       Amount
                                        ------------  ------------  -----------
 Three months ended March 31, 1998:
     Basic earnings per share........   $  2,524        15,102      $   0.17
     Effect of dilutive stock options                    1,379
                                        ------------  ------------
     Diluted earnings per share......   $  2,524        16,481      $   0.15
                                        ============  ============

     The weighted average number of shares outstanding during the three months ended March 31, 1997 was 15,045,000. Options to purchase shares of common stock were outstanding during this period but were not included in the computation of diluted loss per share as their effect was antidilutive.

4. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting
     Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 is effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Income for the quarters ended March 31, 1998 and 1997 (restatement of prior year financial statements is required by SFAS No. 130). Accumulated other comprehensive income as of March 31, 1998 is comprised of the following:

                                                                    Accumulated
                                                Unrealized Gain       Other
                                   Foreign       on Marketable     Comprehensive
(In thousands)                   Currency Items   Securities          Income
                                 --------------   -------------   --------------
 Balance, December 31, 1997      $    (4,121)     $       (25)    $  (4,146)
 Current period changes               (1,716)                        (1,716)
                                 --------------   -------------   --------------
 Balance, March 31, 1998         $    (5,837)     $       (25)    $  (5,862)
                                 ==============   =============   ==============

5. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for the year ending December 31, 1998. The Company has not yet determined the impact, if any, of adopting this standard on its financial statements.

6. In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET
     Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark, formerly a wholly-owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed by the Company's products that were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit.

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

     On December 20, 1996, plaintiff Michael I. Goldman (the Plaintiff) filed a class actio complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the State Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. The Plaintiff alleges that the Company and other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500, Cal. Civ. Code ss.ss. 1709-1710 and Cal. Bus. & Prof. Code ss.ss. 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory and punitive damages, interest, payment of attorney's fees and costs, and equitable or injunctive relief.

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

     In the Federal Action, defendants have filed a motion to dismiss the complaint in its entirety. Plaintiff has filed a motion to stay the Federal Action, in light of the parallel State Action. The court is scheduled to hear both of these motions during June 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Factors That May Affect Future Results in this item of this Quarterly Report, and with the audited consolidated financial statements, and notes thereto, and
Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Results of Operations

Revenue

                                         Quarter Ended March 31,
                                --------------------------------------------
 (Dollars in millions)               1998            1997           Change
                                -------------   --------------   -----------
 Software revenue               $    29.5       $     13.0           127%
   International                     13.7              9.0            52%
                                -------------   --------------
   Total software revenue       $    43.2       $     22.0            96%
                                ------------    --------------
     Percentage of total
     revenue                          59%              46%

 Service revenue
   Domestic                     $    16.6       $     12.3            35%
   International                      6.9              6.0            15%
                                -------------   --------------
   Total service revenue        $    23.5       $     18.3            28%
                                -------------   --------------
     Percentage of total
     revenue                           32%              39%

 Hardware revenue
   Domestic                     $      5.0              5.2           (4%)
   International                       1.9              2.1          (10%)
                                -------------   --------------
   Total hardware revenue       $      6.9      $       7.3           (5%)
                                -------------   --------------
     Percentage of total
     revenue                            9%              15%

 Total revenue
   Domestic                     $     51.1      $      30.5           68%
   International                      22.5             17.1           32%
                                =============   ==============
   Total revenue                $     73.6      $      47.6           55%
                                =============   ==============

Software revenue from the licensing of the Company's software products increased 96% for the quarter ended March 31, 1998 over the same period of 1997 due to an increase in the volume of product shipments, including the Company's Panagon product line which was released during the quarter. The magnitude of the increase in revenue over 1997 is partially attributable to weakness in orders during the first quarter of 1997 and is not indicative of future revenue growth.

Service revenue consists of revenue from software maintenance services, professional services, training, repairs and supplies. Service revenue increased by 28% for the quarter ended March 31, 1998 over the same period of 1997. The increase was attributable to increased maintenance revenue due to the growth of the Company's installed base.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSARs) and third-party hardware. Hardware revenue decreased by 5% for the quarter ended March 31, 1998 from the same period of 1997 primarily due to a decrease in new orders experienced both domestically and internationally and the Company's focus on increasing its higher margin software revenues. The Company expects hardware revenue to continue to decline in both absolute dollars and as a percentage of total revenues as it continues to transition its business toward software-related revenue.

International revenues constituted approximately 31% and 36% of total revenues in the quarters ended March 31, 1998 and 1997, respectively. The decrease is attributable to the higher level of domestic growth experienced quarter to quarter. Management expects that the Company's international operations will continue to account for a significant portion of total revenues. However, the current economic crisis in the Asia-Pacific region could adversely affect international revenues. In addition, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

Cost of Revenue

                                         Quarter Ended March 31,
                                        --------------------------
                                          1998             1997         Change
                                        -----------    -----------    ----------
  (Dollars in millions)
Cost of software revenue                $   3.7        $    3.0          23%
  Percentage of software revenue             9%             14%
Cost of service revenue                $   15.3        $   13.1          17%
  Percentage of service revenue             65%             72%
Cost of hardware revenue               $    3.4        $    5.3         (36%)
  Percentage of hardware revenue            49%             73%
Total cost of revenue                  $   22.4        $   21.4           5%
  Percentage of total revenue               30%             45%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue for the quarter ended March 31, 1998 decreased to 9% from 14% for the comparable period in 1997. The decrease was primarily attributable to the low revenue levels in 1997 without a corresponding decrease in fixed distribution costs. Also contributing to the decrease was the fact that software localization costs which were classified as cost of revenue in 1997 have been classified as research and development in 1998.

The cost of service revenue includes software support and professional services personnel, supplies, and the cost of third-party hardware maintenance. The cost of service revenue as a percentage of service revenue for the first quarter of 1998 decreased to 65% from 72% in the same period of 1997. The decrease was attributable to improved international margins from those experienced in the first quarter of 1997.

The cost of hardware revenue includes the cost of manufacturing OSARs, third-party purchased hardware and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the quarter ended March 31, 1998 decreased to 49% from 73% for the comparable quarter of 1997. This decrease was due to improved product mix and a reduction in fixed manufacturing costs.

Operating Expenses

                                       Quarter Ended March 31,
                                    ------------------------------
                                         1998           1997           Change
                                    -------------   --------------  -----------
  (Dollars in millions)
Research and development             $     12.1      $     10.1          20%
  Percentage of total revenue               16%             21%
Selling, general and administrative  $     36.6      $     29.8          23%
  Percentage of total revenue               50%             63%

Research and development expenses increased 20% for the first quarter of 1998. The increase was due to a general increase in salaries necessitated by the intense competitive environment for software engineers; increase in cost of contract developers; and the inclusion of software localization costs in research and development in 1998. As a percentage of total revenue, research and development expenses decreased to 16% in the first quarter of 1998 from 21% in 1997. This decrease is primarily attributable to the effects of the lower revenue levels in the first quarter of 1997.

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

Selling, general and administrative expenses increased 23% for the first quarter of 1998 compared to the same period in 1997. This increase was primarily due to overall increases in salaries, higher sales incentive compensation due to increased revenues, and increased marketing program costs. As a percentage of total revenue, selling, general and administrative expenses decreased to 50% in 1998 from 63% in 1997 primarily due to the lower revenue levels in the first quarter of 1997.

Provision for Income Taxes. The Company's combined federal, state and foreign annual effective tax rate for the quarter ended March 31, 1998 was 29% compared to 28% for the same period in 1997. The increase in the rate is attributable to a decrease in taxable income generated in lower tax jurisdictions outside of North America.

Foreign Currency Fluctuations and Inflation. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of March 31, 1998, the Company had forward exchange contracts outstanding totaling approximately $39 million in 10 currencies. All of these contracts mature in three months.

Other comprehensive income for the three months ended March 31, 1998 reflects a $1.7 million increase in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Irish currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the three months ended March 31, 1998 and 1997.

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

Liquidity and Capital Resources

At March 31, 1998, combined cash, cash equivalents and short- and long-term marketable securities totaled $73.4 million, an increase of $1.6 million from the end of 1997. Cash provided by operating activities during the quarter totaled $14.8 million and resulted primarily from net income; an increase in accounts payable associated with higher capital expenditures; an increase in unearned maintenance revenue related to the large volume of renewal billings which occur during the first quarter; and additions to net income for depreciation and amortization expense. These operating cash inflows were offset by an increase in accounts receivable. Cash provided by investing activities totaled $4.2 million and was a result of sales and maturities of marketable securities offset by capital expenditures. Cash used by financing activities totaled $1.1 million and was a result of the repurchase of 139,000 shares of the Company's common stock offset by proceeds received from the exercise of employee stock options and purchases under the employee stock purchase plan.

Accounts receivable increased to $62.3 million at March 31, 1998 from $61.3 million at December 31, 1997. Days sales outstanding was 72 days as of March 31, 1998 and December 31, 1997. Current liabilities increased to $67.0 million at March 31, 1998 from $60.6 million at December 31, 1997. The increase is primarily a result of increases in deferred maintenance revenue and income taxes payable offset by decreases in accrued employee benefit costs and accrued royalties.

The Company has a $20 million unsecured line of credit with a commercial bank. This line of credit expires in May 1999 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times during 1998 under which the Company may borrow approximately $2 million. As of March 31, 1998, there were no borrowings outstanding against any of the Company's credit lines.

During the quarter ended March 31, 1998, the Company repurchased $4.4 million of its common stock, thereby completing its previously announced $10 million stock repurchase program.

The Company anticipates that its present cash balances together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs for at least the next twelve months.

Other Matters

Year 2000. The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its financial condition or results of operations. Although the Company is not aware of any material operational issue or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations.

Environmental Matters. The Company is not aware of any issues related to environmental matters that have, or are expected to, materially affect its business.

Factors That May Affect Future Results

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this report, any one of which could cause the Company's actual results to differ materially from recent results or from the Company's anticipated future results.

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

Uncertainty Of Future Operating Results; Fluctuations In Quarterly Operating Results.Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to continue to integrate various products it has developed or acquired through acquisition of others and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation and are not predictable with any significant degree of accuracy.

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

Intellectual Property And Other Proprietary Rights.The Company's success depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. FileNET has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

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

In March 1997, Eastman Kodak Company ("Kodak") purchased the Wang imaging business unit that has responsibility for this litigation. The patents in the suit have been transferred to a Kodak subsidiary, Kodak Limited of England, which in turn has exclusively licensed them to another Kodak subsidiary, Eastman Software, Inc. in the United States. On July 30, 1997, the Court permitted Eastman Software, Inc. and Kodak Limited of England to be substituted in the litigation in place of Wang. The Company cannot predict what impact, if any, this will have on the litigation.

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

Stock Price Volatility. The Company believes that a variety of factors could cause the trading price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the trading price of the Company's common stock.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference. (b) No reports on Form 8-K were filed during the first quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

May 14, 1998                   By:______\s\  Mark S. St. Clare__________________
Date Mark S. St. Clare, Chief Financial Officer and Sr. Vice President, Finance (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.             Description
 ....................... ........................................................

 3.1* Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).

 3.1.1* Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Form S-4 filed on January 26, 1996, Registration No.333-00676).

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

10.1* Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 25, 1997, effective June 1,1997 (filed as Exhibit
                        10.1 to Form 10-Q for the quarter ended June 30, 1997).

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

10.5* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30,1987 (filed as Exhibit 10.19 to the Form S-1).

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

Exhibit No.             Description
 ....................... ........................................................

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

27                      Financial Data Schedule.
---------------------------------------------
* Incorporated herein by reference