Form 10-Q
period 1998-06-30
FILENET CORP
filed 1998-08-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

| |  TRANSITION   REPORT   PURSUANT  TO SECTION  13  OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                                  95-3757924
------------------------------    ----------------------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
 of incorporation or organization)


             3565 Harbor Boulevard, Costa Mesa, CA 92626
----------------------------------------------------------------------
         (Address of principal executive offices) (Zip code)

                           (714) 966-3400
----------------------------------------------------------------------
         (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 31, 1998, there were 31,520,271 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                        Page
                                                                       Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of June 30, 1998 and December 31, 1997......................  3

         Consolidated Statements of Operations
         for the three and six month periods ended June 30,
         1998 and 1997..................................................  4

         Consolidated Statements of Comprehensive Income
         for the three and six month periods ended
         June 30, 1998 and 1997.........................................  5

         Consolidated Statements of Cash Flows
         for the six month periods ended June 30, 1998 and 1997.........  6

         Notes to Consolidated Financial Statements.....................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 17

Item 4.  Submission of Matters to a Vote of Security Holders............ 17

Item 6.  Exhibits and Reports on Form 8-K............................... 17

         SIGNATURE...................................................... 18

         INDEX TO EXHIBITS.............................................. 19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  June 30,          December 31,
                                                    1998                1997
                                             -----------------   ---------------
                                                (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents..................    $  50,101           $  37,344
   Short-term marketable securities...........       17,595              26,600
   Accounts receivable, net...................       69,759              61,283
   Inventories................................        3,155               3,541
   Prepaid expenses and other current assets..        7,491               8,309
   Deferred income taxes......................        5,871               6,439
                                                  ------------       -----------
   Total current assets.......................      153,972             143,516

 Property, net................................       33,551              27,587
 Long-term marketable securities..............       13,886               7,826
 Other assets.................................        1,042                 941
                                                  ------------       -----------
     Total assets.............................    $ 202,451           $ 179,870
                                                  ============       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable...........................    $  16,192           $  15,003
   Accrued compensation.......................       17,362              14,845
   Unearned maintenance revenue...............       14,474               8,848
   Accrued royalties..........................        2,092               2,743
   Other accrued liabilities..................       21,264              19,190
                                                  ------------       -----------
   Total current liabilities..................       71,384              60,629

 Deferred income taxes........................          437                 430

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000
     shares authorized; none issued and outstanding
   Common stock - $.01 par value; 200,000,000
     shares authorized; 31,290,285 and 31,121,676
     shares outstanding at June 30, 1998 and
     December 31, 1997, respectively..........      140,481             130,741
   Retained earnings..........................        9,507               2,348
   Accumulated other comprehensive income.....       (4,791)             (4,146)
                                                  ------------       -----------
                                                    145,197             128,943
   Treasury stock, at cost; 1,098,000 and
     820,000 shares at June 30, 1998 and
     December 31, 1997, respectively..........      (14,567)            (10,132)
                                                  ------------       -----------
   Total stockholders' equity.................      130,630             118,811
                                                  ============       ===========
     Total liabilities and stockholders' equity   $ 202,451          $  179,870
                                                  ============       ===========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     Three Months               Six Months
                                    Ended June 30,             Ended June 30,
                                 ---------------------     ---------------------
                                    1998      1997            1998       1997
                                  ---------  ---------     ---------- ----------
Revenue:
   Software.................    $  44,403   $ 31,075       $ 87,650   $  53,157
   Service..................       29,467     23,256         52,938      41,493
   Hardware.................        6,502      8,119         13,393      15,362
                                 ---------  ---------      ---------  ----------
   Total revenue............       80,372     62,450        153,981     110,012
                                 ---------  ---------      ---------  ----------

 Costs and expenses:
   Cost of software revenue..       4,265      3,166         7,951        6,165
   Cost of service revenue...      17,967     13,765        33,313       26,896
   Cost of hardware revenue..       3,238      4,838         6,598       10,167
   Research and development..      11,820      9,593        23,894       19,733
   Selling, general and
   administrative............      37,585     31,021        74,152       60,787
   Restructuring and other
   costs.....................                  6,000                      6,000
                                ----------  ---------      ---------  ----------
   Total costs and expenses..      74,875     68,383       145,908      129,748
                                ----------  ---------      ---------  ----------

 Operating income (loss).....       5,497     (5,933)        8,073      (19,736)

 Other income, net...........       1,031        580         2,010        1,301
                                ----------  ---------      ---------  ----------

 Income (loss) before income
  taxes......................       6,528     (5,353)       10,083      (18,435)

 Provision (benefit) for income
  taxes......................       1,893     (1,499)        2,924       (5,161)
                                ----------  ---------      ---------  ----------

 Net income (loss)...........   $   4,635   $ (3,854)      $ 7,159    $ (13,274)
                                ==========  =========      =========  ==========

 Earnings (loss) per share:
   Basic.....................   $    0.15   $  (0.13)      $  0.23    $   (0.44)
   Diluted...................   $    0.14   $  (0.13)      $  0.21    $   (0.44)

 Weighted average shares outstanding:
   Basic.....................      30,801     30,390        30,501       30,240
   Diluted...................      34,097     30,390        33,530       30,240

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

                                         Three Months             Six Months
                                         Ended June 30,          Ended June 30,
                                     -------------------       -----------------
                                        1998       1997         1998       1997
                                     -----------  --------    --------  --------

 Net income (loss)...............    $    4,635   $(3,854)   $ 7,159   $(13,274)
                                     -----------  --------    -------- ---------

 Other comprehensive income:
   Foreign currency translation
     adjustments, net of tax.....         1,064    (1,553)      (652)    (3,818)
   Unrealized gains (losses) on
   securities:
      Unrealized holding gains
       (losses)arising during period,
        net of tax...............             7        42         12         (9)
      Reclassification adjustment for
       losses included in net income,
       net of tax................                                 (5)
                                     -----------  --------    --------  --------
 Total other comprehensive income
   (loss)........................         1,071    (1,511)      (645)    (3,827)
                                     -----------  ---------   --------  --------

 Comprehensive income (loss).....   $     5,706  $ (5,365)   $  6,514  $(17,101)
                                     ===========  =========   ======== =========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                             Six Months Ended June 30,
                                        --------------------------------------
                                               1998                1997
                                        ------------------   -----------------
 Cash flows from operating activities:
 Net income (loss)....................  $     7,159         $     (13,274)
 Adjustments to reconcile net income
   (loss) to net cash  provided by
   operating activities:
     Depreciation and amortization....        7,109                 6,689
     Provision for doubtful accounts..          377
     Deferred income taxes............          575                  (429)
     Changes in operating assets and
      liabilities:
       Accounts receivable............       (9,325)               29,580
       Inventories....................          386                 2,852
       Prepaid expenses and other
       current assets.................          764                   145
       Accounts payable...............        1,201                (7,457)
       Accrued compensation...........        2,551                 2,430
       Unearned maintenance revenue...        6,665                 1,921
       Accrued royalties..............         (651)               (1,647)
       Other..........................          881                (4,442)
 Net cash provided by operating         ------------------   -----------------
   activities.........................       17,692                16,368
                                        ------------------   -----------------

 Cash flows from investing activities:
 Proceeds from sale of equipment......          422                   124
 Capital expenditures.................      (13,586)               (6,930)
 Purchases of marketable securities...      (21,065)              (16,215)
 Proceeds from sales and maturities
   of marketable securities...........       24,113                19,170
                                        ------------------   -----------------
 Net cash used by investing activities      (10,116)               (3,851)
                                        ------------------   -----------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock       9,740                 1,497
 Common stock repurchased.............       (4,435)
                                        ------------------   -----------------
 Net cash provided by financing
  activities..........................        5,305                 1,497
                                        ------------------   -----------------

 Effect of exchange rate changes on
   cash and cash equivalents..........         (124)               (2,535)
                                        ------------------   -----------------

 Net increase in cash and cash
   equivalents........................       12,757                11,479
 Cash and cash equivalents, beginning
   of year............................       37,344                28,530
                                        ==================   =================
 Cash and cash equivalents,
   end of period......................  $    50,101          $     40,009
                                        ==================   =================

 Supplemental cash flow information:
 Interest paid........................  $        60          $        160
 Income taxes paid....................  $       516          $      2,461

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1998 and the results of its operations, its comprehensive income and its cash flows for the three and six month periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the
         Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. In May 1998, the Company effected a two-for-one split of its common stock. All references in the consolidated financial statements to number of shares and per share amounts of the Company's common stock have been restated to reflect the split.

3.       Certain   reclassifications   have  been  made  to  the  prior   year's
         consolidated financial statements to conform with the current year's presentation.

4. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 1998.

                                                                       Per
                                               Net                     Share
(In thousands, except per share              Income        Shares      Amount
amounts)                                  -----------   -----------   ----------
 Three months ended June 30, 1998
     Basic earning per share............   $  4,635         30,801    $  0.15
     Effect of dilutive stock options...                     3,296
                                           -----------   -----------
     Diluted earnings per share.........   $  4,635         34,097    $  0.14
                                           ===========   ===========

 Six months ended June 30, 1998
     Basic earning per share............   $  7,159         30,501    $  0.23
     Effect of dilutive stock options...                     3,029
                                           -----------   -----------
     Diluted earnings per share.........   $  7,159         33,530    $  0.21
                                           ===========   ===========

         The weighted average number of shares outstanding during the three and six month periods ended June 30, 1997 was 30,390,000 and 30,240,000, respectively. Options to purchase shares of common stock were outstanding during these periods but were not included in the
         computation   of  diluted   loss  per  share,   as  their   effect  was
         antidilutive.

5. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 is effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Income for the three and six month periods ended June 30, 1998 and 1997 (restatement of prior year financial statements is required by SFAS No. 130). Accumulated other comprehensive income as of June 30, 1998 is comprised of the following:

                                                                    Accumulated
                                                 Unrealized Gain       Other
                                   Foreign        on Marketable    Comprehensive
 (In thousands)                 Currency Items     Securities         Income
                               --------------   --------------     ------------
 Balance, December 31, 1997     $  (4,121)       $     (25)        $ (4,146)

 Current period changes              (652)               7             (645)
                               --------------   --------------     ------------
 Balance, June 30, 1998         $  (4,773)       $     (18)        $ (4,791)
                               ==============   ==============     ============

6. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"; which is effective for the year ending December 31, 1998. The Company has not yet determined the impact, if any, of adopting this standard on its financial statements.

7. In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark, formerly a wholly owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark
         Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed by the Company's products that were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit.

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

         If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products the Company will, depending on the product, redesign the infringing product or seek to obtain a license to market the product. There can be no assurance that the Company will be able to obtain such a license on acceptable terms. Based on the Company's analysis of these Eastman patents and their respective file histories, the Company believes that it has meritorious defenses to Eastman's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

         On December 20, 1996, plaintiff Michael I.Goldman (the Plaintiff) filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of

         Orange (the State Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. The Plaintiff alleges that the Company and other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500, Cal. Civ. Code ss.ss. 1709-1710 and Cal. Bus. & Prof. Code ss.ss. 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory and punitive damages, interest, payment of attorney's fees and costs, and equitable or injunctive relief.

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

         In the Federal Action, defendants have filed a motion to dismiss the complaint in its entirety. Plaintiff has filed a motion to stay the Federal Action, in light of the parallel State Action. The court is scheduled to hear both of these motions during August 1998.

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

         The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

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

Results of Operations

Revenue

                                 Three Months                 Six Months
                                Ended June 30,              Ended June 30,
                            --------------------------   -----------------------
                              1998     1997   Change      1998    1997  Change
                            --------- ------- -------    -------  ----- -------
(Dollars in millions)
 Software revenue
   Domestic                 $  26.7   $ 23.3    15%      $ 56.2   $ 36.4   54%
   International               17.7      7.8   127%        31.4     16.7   88%
                            -------   -------            -------  -------
 Total software revenue     $  44.4     31.1    43%      $ 87.6   $ 53.1   65%
                            -------   -------            -------  -------
     Percentage of total
     revenue                    55%      50%                57%      48%

 Service revenue
   Domestic                 $  23.2   $ 17.7    31%      $ 41.0   $ 31.9   29%
   International                6.3      5.5    15%        12.0      9.6   25%
                            --------  -------            -------  -------
 Total service revenue      $  29.5   $ 23.2    27%      $ 53.0   $ 41.5   28%
                            --------  -------            -------  -------
     Percentage of total
     revenue                    37%      37%                34%      38%

 Hardware revenue
   Domestic                 $   4.6   $  6.0   (23%)     $  9.6   $ 11.1  (14%)
   International                1.9      2.2   (14%)        3.8      4.3  (12%)
                            --------  -------            -------  -------
 Total hardware             $   6.5   $  8.2   (21%)     $ 13.4   $ 15.4  (13%)
   revenue                  --------  -------            -------  -------
     Percentage of total
     revenue                     8%      13%                 9%      14%

 Total revenue
   Domestic                 $  54.5   $ 47.0    16%      $106.8   $ 79.4   35%
   International               25.9     15.5    67%        47.2     30.6   54%
                            --------  -------            -------  --------
 Total revenue              $  80.4   $ 62.5    29%      $154.0   $110.0   40%
                            ========  =======            =======  ========

Software revenue from the licensing of the Company's software products increased 43% and 65% for the three and six month periods, respectively, ended June 30, 1998 over the comparable periods of 1997. The increases were primarily attributable to an increase in the volume of product shipments, including the Company's Panagon product line that was released during the first quarter of 1998. The magnitude of the increase in year to date revenue over 1997 is partially attributable to weakness in orders during the first quarter of 1997 and is not necessarily indicative of future revenue growth.

Service revenue consists of revenue from software maintenance services, professional services, training, repairs and supplies. Service revenue increased 27% and 28% for the three and six month periods, respectively, ended June 30, 1998 over the comparable periods of 1997. The increases were attributable to increased maintenance revenue due to the growth of the Company's installed base and to increased demand for the Company's professional service offerings.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSARs) and third-party hardware. Hardware revenue decreased by 21% and 13% for the three and six month periods, respectively, ended June 30, 1998 from the comparable periods of 1997 primarily due to decreases in new orders experienced both domestically and internationally and the Company's focus on increasing its higher margin software revenues. The Company expects hardware revenue to continue to decline in both absolute dollars and as a percentage of total revenues as it continues to transition its business toward software-related revenue.

International revenues constituted approximately 32% and 25% of total revenues in the three month periods ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, international revenues constituted approximately 31% and 28% of total revenues, respectively. The increases in the proportion of international revenues is attributable to the higher level of growth experienced internationally. A portion of this growth is attributable to weakness in international orders during the first quarter of 1997 and is not necessarily indicative of future international revenue growth. Management expects that the Company's international operations will continue to account for a significant portion of total revenues. However, the current economic crisis in the Asia-Pacific region could adversely affect international revenues. In addition, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.


Cost of Revenue

                                     Three Months             Six Months
                                    Ended June 30,           Ended June 30,
                                -----------------------   ----------------------
                                 1998    1997    Change    1998    1997   Change
                                ------  ------  -------   ------  -----  -------
 (Dollars in millions)
 Cost of software revenue       $ 4.3   $ 3.2      34%    $ 8.0   $ 6.2    29%
  Percentage of software
   revenue                        10%     10%                9%     12%

 Cost of service revenue        $18.0   $13.8      30%    $33.3   $26.9    24%
  Percentage of service
   revenue                        61%     59%               63%     65%

 Cost of hardware revenue       $ 3.2   $ 4.8     (33%)   $ 6.6   $10.1   (35%)
  Percentage of hardware
   revenue                        49%     59%               49%     66%

 Total cost of revenue          $25.5   $21.8      17%    $47.9   $43.2    11%
  Percentage of total
   revenue                        32%     35%               31%     39%


The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue for the six months ended June 30, 1998 decreased to 9% from 12% for the comparable period in 1997. The decrease is primarily attributable to the low revenue levels in the first quarter of 1997 without a corresponding decrease in fixed distribution costs. Also contributing to the decrease was the fact that software localization costs which were classified as cost of revenue in 1997 have been classified as research and development in 1998.

The cost of service revenue includes software support and professional services personnel, supplies, and the cost of third-party hardware maintenance. The cost of service revenue as a percentage of service revenue for the three month period ended June 30, 1998 increased to 61% from 59% in the comparable period of 1997. The increase is attributable to the higher proportion of lower margin professional services in the service revenue mix. The cost of service revenue for the six month period ended June 30, 1998 decreased to 63% from 65% for the comparable period of 1997. This decrease is attributable to improved international margins from those experienced in the first quarter of 1997.

The cost of hardware revenue includes the cost of manufacturing OSARs; third-party purchased hardware and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the three month period ended June 30, 1998 decreased to 49% from 59% for the comparable period of 1997. For the six month period ended June 30, 1998, cost of hardware revenue decreased to 49% from 66% for the comparable period of 1997. These decreases were due to improved product mix and a reduction in fixed manufacturing costs.

Operating Expenses

                                 Three Months                Six Months
                                Ended June 30,              Ended June 30,
                           -----------------------   ---------------------------
                            1998     1997   Change     1998      1997    Change
                           -------  ------ -------   --------  -------  --------
(Dollars in millions)
Research and
   development             $ 11.8   $  9.6    23%     $ 23.9    $ 19.7     21%
  Percentage of total         15%      15%               16%       18%
   revenue
 Selling, general and
    administrative         $ 37.6   $ 31.0    21%     $ 74.1    $ 60.8     22%
  Percentage of total         47%      50%               48%       55%
   revenue

Research and development expenses increased 23% and 21% for the three and six month periods ended June 30, 1998, respectively, compared to the comparable periods of 1997. The increases were due to a general increase in salaries and recruiting costs necessitated by the intense competitive environment for software engineers; increase in cost of contract developers; and the inclusion of software localization costs in research and development in 1998. As a percentage of total revenue, research and development expenses decreased to 16% for the six month period ended June 30, 1998 from 18% for the comparable period of 1997. This decrease is primarily attributable to the effects of the lower revenue levels in the first quarter of 1997.

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

Selling, general and administrative expenses increased 21% and 22% for the three and six month periods ended June 30, 1998, respectively, compared to the comparable periods of 1997. This increase was primarily due to overall increases in salaries, higher sales incentive compensation due to increased revenues, and increased marketing program costs. As a percentage of total revenue, selling, general and administrative expenses decreased to 48% for the six months ended June 30, 1998 from 55% for the comparable period of 1997 primarily due to the lower revenue levels in the first quarter of 1997.

Provision for Income Taxes - The Company's combined federal, state and foreign annual effective tax rate for the six months ended June 30, 1998 was 29% (expense) compared to 28% (benefit) for the comparable period in 1997. The increase in the rate is attributable to a decrease in taxable income generated in lower tax jurisdictions outside of North America.

Foreign Currency Fluctuations and Inflation - The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of June 30, 1998, the Company had forward exchange contracts outstanding totaling approximately $8 million in 12 currencies. All of these contracts mature in three months.

Other comprehensive income for the six months ended June 30, 1998 reflects a $652,000 increase in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Irish currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the three and six month periods ended June 30, 1998 and 1997.

Other Financial Instruments - The Company enters into forward foreign exchange contracts as a hedge against effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company is exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations. The counterparties to these instruments are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the Company does not anticipate a loss resulting from any credit risk of these institutions.

Liquidity and Capital Resources

At June 30, 1998, combined cash, cash equivalents and short- and long-term marketable securities totaled $81.6 million, an increase of $9.8 million from the end of 1997. Cash provided by operating activities during the six months ended June 30, 1998 totaled $17.7 million and resulted primarily from net income; an increase in accounts payable associated with higher capital expenditures; an increase in accrued compensation related to sales commissions; an increase in unearned maintenance revenue related to growth in the Company's installed base; and additions to net income for depreciation and amortization expense. These operating cash inflows were offset by an increase in accounts receivable. Cash used by investing activities totaled $10.1 million and was a result of sales and maturities of marketable securities offset by capital expenditures. Cash provided by financing activities totaled $5.3 million and was a result of proceeds received from the exercise of employee stock options and purchases under the employee stock purchase plan offset by the repurchase of 139,000 shares of the Company's common stock.

Accounts receivable increased to $69.8 million at June 30, 1998 from $61.3 million at December 31, 1997. Days sales outstanding increased to 77 days as of June 30, 1998 from 72 days as of December 31, 1997 primarily due to delays in collections by resellers from their customers. Current liabilities increased to $71.4 million at June 30, 1998 from $60.6 million at December 31, 1997. The increase is primarily a result of increases in deferred maintenance revenue and accrued incentive compensation.

The Company has a $20 million unsecured line of credit with a commercial bank. This line of credit expires in May 1999 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks that expire at various times during 1998 under which the Company may borrow approximately $2 million. As of June 30, 1998, there were no borrowings outstanding against any of the Company's credit lines.

During the first quarter of 1998, the Company repurchased $4.4 million of its common stock, thereby completing its previously announced $10 million stock repurchase program.

The Company anticipates that its present cash balances together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs for at least the next twelve months.

Other Matters

Year 2000 - The Company is assessing the internal readiness of its computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues with respect to its internal systems and does not believe that the cost of such actions will have a material adverse effect on its financial condition or results of operations. Although the Company is not aware of any material operational issue or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations.

Environmental Matters - The Company is not aware of any issues related to environmental matters that have, or are expected to, materially affect its business.

Factors That May Affect Future Results

The Company's business, financial condition and operating results can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this report, any one of which could cause the Company's actual results to differ materially from recent results or from the Company's anticipated future results.

Rapid Technological Change; Product Development - The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce, in a timely manner, new products incorporating technological advances and respond to customer requirements, including without limitation enhancements to certain specified Company software products to achieve year 2000 compliance. The Company could experience difficulties or delays in developing and introducing new products or integrating some or all of the technologies and products from acquisitions with the technologies and products from the Company. Delays in or non-completion of the development of newly integrated products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize the anticipated benefits of the acquisitions. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements including without limitation enhancements to certain existing software products to achieve year 2000 compliance, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

Uncertainty Of Future Operating Results; Fluctuations In Quarterly Operating Results - Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to continue to integrate various products it has developed or acquired through acquisition of others and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the Company's sales cycle, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation and are not predictable with any significant degree of accuracy.

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

Competition - The document imaging, workflow, computer output to laser disk and document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, operating results and financial condition.

Intellectual Property and Other Proprietary Rights - The Company's success depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. FileNET has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

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

Dependence On Certain Relationships - The Company has entered into a number of co-marketing relationships with other companies such as Microsoft Corporation, Compaq Computer Corporation, SAP AG, Hewlett-Packard Company and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with or support of the Company and its products.

Dependence On Key Management and Technical Personnel - The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel, particularly engineers and other technical personnel, is intense, and pay scales in the Company's industry are increasing. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

International Sales - Historically, the Company has derived approximately one-third of its total revenues from international sales. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing foreign distributors, potentially adverse tax consequences, currency exchange fluctuations, the burden of complying with a wide variety of complex operations, foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business or operating results.

Product Liability - The Company's license agreements with customers typically contain provisions designed to limit their exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by them may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Stock Price Volatility - The Company believes that a variety of factors could cause the trading price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the trading price of the Company's common stock.
                                       16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 4.   Subimission of Matters to a Vote of Security Holders

(a)  The  1998  Annual   Meeting  of  Stockholders  of  the  Company was held at
     9:00 a.m. on May 15, 1998, in Costa Mesa, California.

(b) At the meeting the following four individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

        Nominee               Affirmative Votes     Votes Withheld
        -------------------- ---------------------------------------------
        William P. Lyons        12,881,792               339,686
        --------------------- ------------------ -------------------------
        Lee D. Roberts          12,888,774               332,704
        --------------------- ------------------ -------------------------
        John C. Savage          12,888,639               332,839
        --------------------- ------------------ -------------------------
        Theodore J. Smith       12,882,733               338,745
        --------------------- ------------------ -------------------------

(c) The Company's stockholders were asked to approve a series of amendments to the Company's 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares of Common Stock issuable under the 1995 plan by an additional 600,000 shares and to revise certain provisions of the Automatic Option Grant Program. This proposal was approved in accordance with the following vote of stockholders:
                                                                 Broker
       Votes For           Votes Against       Abstentions       Non-Votes
       ----------------    ----------------    --------------    --------------
       9,205,803           3,918,774           96,901            0

(d) The Company's stockholders were asked to approve the implementation of the 1998 Employee Stock Purchase Plan as the successor to the Company's existing 1988 Employee Qualified Stock Purchase Plan. This proposal was approved in accordance with the following vote of stockholders:

                                                                 Broker
       Votes For           Votes Against       Abstentions       Non-Votes
       ----------------    ----------------    --------------    --------------
       12,711,169          418,392             91,917            0

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.
(b)  No reports on Form 8-K were filed during the second quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

August 14, 1998     By:_________________________________________________________
Date                   Mark S. St. Clare, Chief Financial Officer and
                       Sr. Vice President, Finance (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.             Description
 ....................... ........................................................

3.1*      Restated  Certificate of Incorporation,  as amended  (filed as Exhibit
          3.1 to Form S-4 filed on January 26, 1996; Registration No. 333-00676)

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

10.2* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).

10.3* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996; as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
          1996).

10.4* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).

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

10.7* Fifth Amendment to the Lease between the Registrant and C.J. Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997 (filed as exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1997).

10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNET Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).

10.9 Amended and Restated 1995 Stock Option Plan of FileNET Corporation as approved by stockholders at the Registrant's Annual Meeting on May 15, 1998. (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, filed on April 6,
          1998).
--------------------------------------------
*  Incorporated herein by reference

Exhibit No.             Description
 ....................... ........................................................

10.10* Second Amended and Restated Stock Option Plan of FileNET Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits 4(a),4(b) and 4(c), respectively, to the Registrant's Registration Statement on Form S-8, Registration No. 33-48499), and an Amendment thereto (filed as
          Exhibit 4(d) to the Registrant's Registration Statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

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

10.21 1998 Employee Stock Purchase Plan as approved by stockholders at the Registrant's Annual Meeting on May 15, 1998. (filed as Appendix B to the Registrant's Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders, filed on April 6, 1998).

27        Financial Data Schedule.
---------------------------------------------
* Incorporated herein by reference