Form 10-Q
period 1998-09-30
FILENET CORP
filed 1998-11-17
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 1998, there were 31,815,512 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                        Page
                                                                       Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of September 30, 1998 and December 31, 1997.................  3

         Consolidated Statements of Operations
         for the three and nine month periods ended September 30,
         1998 and 1997..................................................  4

         Consolidated Statements of Comprehensive Income
         for the three and nine month periods ended
         September 30, 1998 and 1997....................................  5

         Consolidated Statements of Cash Flows
         for the nine month periods ended September 30, 1998 and 1997...  6

         Notes to Consolidated Financial Statements.....................  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 19

Item 6.  Exhibits and Reports on Form 8-K............................... 19

         SIGNATURE...................................................... 20

         INDEX TO EXHIBITS.............................................. 21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               September 30,            December 31,
                                                   1998                    1997
                                             ----------------        ----------------
                                                (Unaudited)
 ASSETS
 Current assets:
   Cash and short-term marketable securities   $       69,839         $       63,944
   Accounts receivable, net                            62,149                 61,283
   Inventories                                          3,030                  3,541
   Prepaid expenses and other current assets            9,096                  8,309
   Deferred income taxes                                5,885                  6,439
                                              ----------------        ---------------
   Total current assets                               149,999                143,516

 Property, net                                         37,452                 27,587
 Long-term marketable securities                       12,454                  7,826
 Other assets                                           1,049                    941
                                              ----------------        ---------------
   Total assets                                $      200,954         $      179,870
                                              ================        ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                            $       16,606         $       15,003
   Accrued compensation                                15,959                 14,845
   Unearned maintenance revenue                        13,473                  8,848
   Accrued royalties                                    1,766                  2,743
   Other accrued liabilities                           22,478                 19,190
                                              ---------------         ---------------
    Total current liabilities                          70,282                 60,629

 Deferred income taxes                                    460                    430

 Stockholders' equity:
   Preferred stock - $.10 par value;
     7,000,000 shares authorized; none
     issued and outstanding
   Common stock - $.01 par value; 100,000,000 shares authorized;  31,686,928 and
     31,121,676 shares  outstanding at September 30, 1998 and December 31, 1997, respectively 143,567 130,741
   Retained earnings                                    3,727                  2,348
   Accumulated other comprehensive income              (2,515)                (4,146)
                                              ----------------        ---------------
                                                      144,779                128,943
   Treasury stock, at cost; 1,098,000 and
     820,000 shares at September 30, 1998
     and December 31, 1997, respectively              (14,567)               (10,132)
                                              ----------------        ---------------
   Total stockholders' equity                         130,212                118,811
                                              ----------------        ---------------
    Total liabilities and
    stockholders' equity                       $      200,954         $      179,870
                                              ================        ===============
See accompanying notes to consolidated financial statements.

                                    FILENET CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except per share data)




                                      Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
                                  -----------------------------------------------------------------------
                                        1998              1997               1998               1997
                                  ----------------  ----------------  ---------------   -----------------
                                   (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
 Revenue:
   Software                       $        36,128    $       34,684   $       123,777  $         87,841
   Service                                 29,763            23,713            82,702            65,206
   Hardware                                 5,261             6,614            18,654            21,976
                                  ----------------   ---------------  ----------------  -----------------
    Total revenue                          71,152            65,011           225,133           175,023

 Costs and expenses:
   Cost of software revenue                 4,850             4,058            12,801            10,223
   Cost of service revenue                 18,712            14,010            52,025            40,906
   Cost of hardware revenue                 3,043             5,063             9,641            15,230
   Research and development                12,915             9,613            36,808            29,346
   Selling, general and
     administrative                        40,877            30,624           115,030            91,411
   Restructuring and other
     costs                                                                                        6,000
                                  ---------------   ---------------    --------------   -----------------
   Total costs and expenses                80,397            63,368           226,305           193,116
                                  ---------------   ---------------    --------------   -----------------

 Operating income (loss)                   (9,245)            1,643            (1,172)         (18,093)


 Other income, net                          1,102               984             3,113             2,285
                                  ---------------   ---------------    --------------   -----------------

 Income (loss) before                      (8,143)            2,627             1,941          (15,808)
  income taxes

 Provision (benefit) for
  income taxes                             (2,364)              736               560           (4,425)

                                  ---------------   ---------------    --------------   ----------------

 Net income (loss)                $        (5,779)  $         1,891    $        1,381   $      (11,383)
                                  ================  ===============    ==============   ================

 Earnings (loss) per share:
   Basic                          $         (0.18)  $          0.06    $         0.04   $         (0.38)
   Diluted                        $         (0.18)  $          0.06    $         0.04   $         (0.38)


 Weighted average shares
  outstanding:
   Basic                                    31,526           30,512            30,843            30,331
   Diluted                                  31,526           31,230            33,733            30,331


See accompanying notes to consolidated financial statements.

                                    FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (In thousands)

                                              Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                         -------------------------------------   -----------------------------------
                                                 1998               1997               1998               1997
                                         -----------------   ----------------    ----------------   ----------------
                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
 Net income (loss)                               (5,779)              1,891              1,381           (11,383)
                                         ----------------    ----------------    ----------------   ----------------

 Other comprehensive income:
   Foreign currency translation
      adjustments, net of tax                    (2,238)             (1,371)             1,580            (5,190)
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
      during period, net of tax                    (37)                (66)                43               (75)
     Reclassification adjustment for gains
      (losses)included in net income,
       net of tax                                                                           7
                                         ----------------    ----------------    ----------------   ----------------
 Total other comprehensive income (loss)        (2,275)             (1,437)             1,630             (5,265)
                                         ----------------    ----------------    ----------------   ----------------

 Comprehensive income (loss)                   (8,054)                454              3,011            (16,648)
                                         ================    ================    ================   ================

























See accompanying notes to consolidated financial statements.

                                    FILENET CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                                Nine Months Ended Sept. 30,
                                                                             ----------------------------------
                                                                                   1998              1997
                                                                             --------------    ----------------
                                                                              (Unaudited)        (Unaudited)
 Cash flows from operating activities:
 Net income (loss)                                                                   1,380            (11,383)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                                  11,090              9,947
     Provision for doubtful accounts                                                   694                264
     Deferred income taxes                                                             598                586
     Changes in operating assets and
   liabilities, net of acquisition:
       Accounts receivable                                                            (388)            23,826
       Inventories                                                                     511              3,395
       Prepaid expenses and other current assets                                      (714)               882
         Accounts payable                                                            1,463             (3,888)

       Accrued compensation
                                                                                       983              2,257
       Unearned maintenance revenue
                                                                                     4,652              1,819
       Accrued royalties                                                              (977)            (2,029)
       Other                                                                         2,676             (7,316)
                                                                             --------------    ----------------
 Net cash provided by operating activities                                          21,968             18,360
                                                                             --------------    ----------------
 Cash flows from investing activities:
 Proceeds from sale of equipment                                                       446                407
 Capital expenditures                                                              (21,117)            (9,184)
 Purchases of marketable securities                                                (25,601)           (22,462)
 Proceeds from sales and maturities of marketable
   securities                                                                       37,044             26,921
                                                                             --------------    ----------------
 Net cash used by investing activities                                              (9,228)            (4,318)
                                                                             --------------    ----------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                             12,827              2,338
 Common stock repurchased                                                           (4,435)                 -
                                                                             --------------    ----------------
 Net cash provided by financing activities                                           8,392              2,338
                                                                             --------------    ----------------
 Effect of exchange rate changes on cash and cash equivalents                          613             (2,108)
                                                                             --------------    ----------------
 Net increase in cash and cash equivalents                                          21,745             14,272
 Cash and cash equivalents, beginning of year                                       37,344             28,530
                                                                             --------------    ----------------
 Cash and cash equivalents, end of period                                           59,089             42,802
                                                                             ==============    ================

 Supplemental cash flow information:
 Interest paid                                                                          67                187
 Income taxes paid (refund)                                                           (281)             2,768


See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1998 and the results of its operations, its comprehensive income and its cash flows for the three and nine month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1998. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. In May 1998, the Company effected a two-for-one split of its common stock. All references in the consolidated financial statements to number of shares and per share amounts of the Company's common stock have been restated to reflect the split.

3. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

4. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three and six-month periods ended September 30, 1998.


                                                                                   Per
                                                       Net                        Share
     (In thousands, except per share amounts)         Income         Shares       Amount
                                                    ------------   ----------   -----------

      Three months ended September 30, 1998
          Basic earnings per share                  $   (5,779)    $  31,526    $   (0.18)
          Effect of dilutive stock options                             2,612
                                                    ------------   ----------
          Diluted earnings per share                $   (5,779)    $  34,138    $   (0.17)
                                                    ============   ==========

      Three months ended September 30, 1997
          Basic earnings per share                  $    1,891     $  30,512    $    0.06
          Effect of dilutive stock options                                 -
                                                    ------------   ----------
          Diluted earnings per share                $    1,891     $  30,512    $    0.06
                                                    ============   ==========

      Nine months ended September 30, 1998
          Basic earnings per share                  $    1,380     $  30,843    $    0.04
          Effect of dilutive stock options                             2,890
                                                    ------------   ----------
          Diluted earnings per share                $    1,380     $  33,733    $    0.04
                                                    ============   ==========

      Nine months ended September 30, 1997
          Basic earnings per share                  $ (11,383)     $  30,331    $   (0.38)
          Effect of dilutive stock options                                 -
                                                    ------------   ----------
               Diluted earnings per share           $ (11,383)     $  30,331    $   (0.38)
                                                    ============   ==========

5. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting
     Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 is effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Income for the three and nine month periods ended September 30, 1998 and 1997 (restatement of prior year financial statements is required by SFAS No. 130). Accumulated other comprehensive income as of September 30, 1998 is comprised of the following:

                                                                                Accumulated
                                                          Unrealized Gain         Other
                                          Foreign          on Marketable      Comprehensive
     (In thousands)                    Currency Items       Securities            Income
                                     -----------------  -----------------    ------------------
      Balance, December 31, 1997       $     (4,121)      $          (25)      $      (4,146)

      Current period changes                  1,586                   44               1,630
                                     -----------------  -----------------    ------------------
      Balance, Sept. 30, 1998          $     (2,535)      $           19       $      (2,516)
                                     =================  =================    ==================


6. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for the year ending December 31, 1998. The Company has not yet determined the impact, if any, of adopting this standard on its financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company has not yet determined the impact, if any, of adopting this standard on its financial statements.

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

     FileNET has moved for summary judgment on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to FileNET's unenforceability defense on one of the patents. A trial date has not been set.

     If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products the Company will, depending on the product, redesign the infringing product or seek to obtain a license to market the product. There can be no assurance that the Company will be able to obtain such a license on acceptable terms. Based on the Company's analysis of these patents and their respective file histories, the Company believes that it has meritorious defenses to claims at issue; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     On December 20, 1996, plaintiff Michael I. Goldman filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the Goldman State Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. The plaintiff alleges that the Company and other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500, Cal. Civ. Code ss.ss. 1709-1710 and Cal. Bus. & Prof. Code ss.ss. 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. On
     September 30, 1998, the Court entered an order dismissing this action without prejudice.

     On April 1, 1997, plaintiff Michael I. Goldman filed another class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Goldman Federal Action). The action purportedly was filed on behalf of the same class of purchasers of the Company's common stock as the Goldman State Action. The allegations contained in the Goldman Federal Action are very similar to the allegations contained in the Goldman State Action, except that the Goldman Federal Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5On September 23, 1998, the Court entered an order dismissing this action in its entirety without prejudice.


     On October 23, 1998, plaintiff Avram Gart filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the Gart State Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period January 13, 1998 through October 7, 1998. The plaintiff alleges that the Company and the other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory damages, rescission, interest, attorneys' fees, expert witness fees and costs, and equitable or injunctive relief. The Company has not been served with the complaint.

     On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Nyquist Federal Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period April 16, 1998 through October 7, 1998. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees and costs.

     The Company believes that all of the allegations contained in the Gart State Action and the Nyquist Federal Action are without merit and intends to defend the actions vigorously.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Factors That May Affect Future Results in this item of this Quarterly Report, and with the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Results of Operations

Revenue

                                      Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                    ----------------------------------   ----------------------------------
                                    ----------------------------------   ----------------------------------
                                        1998         1997       Change       1998         1997       Change
                                    ----------   ----------  ---------   ----------  -----------  ---------
(Dollars in millions)
 Software revenue
   Domestic                          $   22.2     $   21.9         1%     $   78.4    $    58.3         35%
   International                         13.9         12.9         8%         45.3         29.6         53%
                                    ----------   ----------              ----------  -----------
   Total software revenue            $   36.1     $   34.8         4%     $  123.7    $    87.9         41%
                                    ----------   ----------              ----------  -----------
     Percentage of total revenue          51%          54%                     55%          50%

 Service revenue
   Domestic                          $   23.1     $   17.9        29%     $   64.1    $    49.8         29%
   International                          6.7          5.8        16%         18.7         15.4         21%
                                    ----------   ----------              ----------  -----------
   Total service revenue             $   29.8     $   23.7        26%     $   82.8    $    65.2         27%
                                    ----------   ----------              ----------  -----------
     Percentage of total revenue          42%          36%                     37%          37%

 Hardware revenue
   Domestic                          $    4.1     $    4.6      (11%)     $   13.6    $    15.7        (13%)
   International                          1.2          1.9      (37%)          5.0          6.2        (19%)
                                    ----------   ----------              ----------  -----------
   Total hardware revenue            $    5.3     $    6.5      (18%)     $   18.6    $    21.9        (15%)
                                    ----------   ----------              ----------  -----------
     Percentage of total revenue           7%          10%                      8%          13%

 Total revenue
   Domestic                          $   49.4     $   44.4        11%     $  156.1    $   123.8         26%
   International                         21.8         20.6         6%         69.0         51.2         35%
                                    ----------   ----------              ----------  -----------
   Total revenue                     $   71.2     $   65.0        10%     $  225.1    $   175.0         29%
                                    ==========   ==========              ==========  ===========

Software revenue from the licensing of the Company's software products increased 4% and 41% for the three and nine month periods, respectively, ended September 30, 1998 over the comparable periods of 1997. The increases were primarily attributable to an increase in the volume of product shipments, including the Company's Panagon product line which was released during the first quarter of 1998. Revenue in the third quarter of 1998 was impacted negatively by reduced add-on sales of the Company's Image Management System (IMS) line of products. The magnitude of the increase in year to date revenue over 1997 is partially attributable to weakness in orders during the first quarter of 1997 and is not indicative of future revenue growth.

Service revenue consists of revenue from software maintenance services, professional services, training, repairs and supplies. Service revenue increased 26% and 27% for the three and nine month periods, respectively, ended September 30, 1998 over the comparable periods of 1997. The increases were attributable to increased maintenance revenue due to the growth of the Company's installed base and to increased demand for the Company's professional service offerings.

                                       10
Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSARs) and third-party hardware. Hardware revenue decreased by 18% and 15% for the three and nine month periods, respectively, ended September 30, 1998 from the comparable periods of 1997 primarily due to decreases in new orders experienced both domestically and internationally and the Company's focus on increasing its higher margin software revenues. The Company expects hardware revenue to continue to decline in both absolute dollars and as a percentage of total revenues as it continues to transition its business toward software and service-related revenue.

International revenues constituted approximately 31% and 32% of total revenues in the three month periods ended September 30, 1998 and 1997, respectively. For the nine month periods ended September 30, 1998 and 1997, international revenues constituted approximately 31% and 29% of total revenues, respectively. The increases in the proportion of international revenues for the nine months ended September 30, 1998 is attributable to the higher level of growth experienced internationally. A portion of this growth is attributable to weakness in international orders during the first quarter of 1997 and is not indicative of future international revenue growth. Management expects that the Company's international operations will continue to account for a significant portion of total revenues. However, the ongoing global economic crisis could adversely affect international revenues. In addition, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

Cost of Revenue

                                      Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                    ----------------------------------   ----------------------------------
                                       1998         1997       Change       1998        1997        Change
                                    ----------   ----------  ---------   ----------  -----------  ---------
(Dollars in millions)
 Cost of software revenue            $    4.8     $    4.0       20%      $   12.8    $   10.2         25%
  Percentage of software revenue         13%          11%                     10%         12%
 Cost of service revenue             $   18.7     $   14.0       34%      $   52.0    $   40.9         27%
  Percentage of service revenue          63%          59%                     63%         63%
 Cost of hardware revenue            $    3.1     $    5.1      (39%)     $    9.7    $   15.2        (36%)
  Percentage of hardware revenue         58%          78%                     52%         69%
 Total cost of revenue               $   26.6     $   23.1                $   74.5    $   66.3         12%
  Percentage of total revenue            37%          36%                     33%         38%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue for the three months ended September 30, 1998 increased to 13% from 11% for the comparable period in 1997. The increase was primarily due to increased third party royalty costs. The cost of software revenue as a percentage of software revenue for the nine months ended September 30, 1998 decreased to 10% from 12% for the comparable period in 1997. The decrease is primarily attributable to the low revenue levels in the first quarter of 1997 without a corresponding decrease in fixed distribution costs. Also contributing to the decrease was the fact that software localization costs which were classified as cost of revenue in 1997 have been classified as research and development in 1998.

The cost of service revenue includes software support and professional services personnel, supplies, and the cost of third-party hardware maintenance. The cost of service revenue as a percentage of service revenue for the three month period ended September 30, 1998 increased to 63% from 59% in the comparable period of 1997. The increase is attributable to the higher proportion of lower margin professional services in the service revenue mix.

The cost of hardware revenue includes the cost of manufacturing OSARs, third-party purchased hardware and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the three month period ended September 30, 1998 decreased to 58% from 78% for the comparable period of 1997. For the nine month period ended September 30, 1998, cost of hardware revenue decreased to 52% from 69% for the comparable period of 1997. These decreases were due to improved product mix and a reduction in fixed manufacturing costs.

Operating Expenses

                                      Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                    ----------------------------------   ----------------------------------
                                       1998         1997       Change       1998         1997       Change
                                    ----------   ----------  ---------   ----------  -----------  ---------
(Dollars in millions)
 Research and development            $   12.9     $     9.6       34%     $   36.8    $    29.3        26%
  Percentage of total revenue             18%          15%                     16%          17%
 Selling, general and
  administrative                     $   40.9     $   30.6        34%     $  115.0    $    91.4        26%
  Percentage of total revenue             57%          47%                     51%          52%


Research and development expenses increased 34% and 26% for the three and nine month periods ended September 30, 1998, respectively, compared to the comparable periods of 1997. The increases were due to a general increase in salaries and recruiting costs necessitated by the intense competitive environment for software engineers; increase in cost of contract developers; and the inclusion of software localization costs in research and development in 1998. As a percentage of total revenue, research and development expenses increased to 18% for the three month period ended September 30, 1998 from 15% for the comparable period of 1997. The increase was attributable to lower revenue growth rates in the third quarter of 1998. As a percentage of total revenue, research and development expenses decreased to 16% for the nine month period ended September 30, 1998 from 17% for the comparable period of 1997. This decrease is primarily attributable to the effects of the lower revenue levels in the first quarter of 1997.

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

Selling, general and administrative expenses increased 34% and 26% for the three and nine month periods ended September 30, 1998, respectively, compared to the comparable periods of 1997. This increase was primarily due to overall increases in salaries, higher sales incentive compensation due to increased revenues a change in the sales channel mix, and increased marketing program costs. As a percentage of total revenue, selling, general and administrative expenses increased to 57% for the three months ended September 30, 1998 from 47% for the comparable period of 1997 primarily due to sales productivity growing at a lesser rate than sales related expenses.

Provision for Income Taxes The Company's combined federal, state and foreign annual effective tax rate for the nine months ended September 30, 1998 was 29% (expense) compared to 28% (benefit) for the comparable period in 1997.

Foreign Currency Fluctuations and Inflation The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of September 30, 1998, the Company had forward exchange contracts outstanding totaling approximately $5 million in 11 currencies. All of these contracts mature in three months.

Other comprehensive income for the three and nine month periods ended September 30, 1998 reflects decreases of $2,238,000 and $1,580,000, respectively, in the unrealized loss due to foreign currency translation. These decreases were primarily attributable to unrealized gains associated with the strengthening of the Irish currency against the U.S. dollar during the respective periods.

Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the three and nine month periods ended September 30, 1998 and 1997.

Other Financial Instruments The Company enters into forward foreign exchange contracts as a hedge against effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company is exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations. The counterparties to these instruments are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties, and the Company does not anticipate a loss resulting from any credit risk of these institutions.

Liquidity and Capital Resources

At September 30, 1998, combined cash, cash equivalents and short- and long-term marketable securities totaled $82.3 million, an increase of $10.5 million from the end of 1997. Cash provided by operating activities during the nine months ended September 30, 1998 totaled $18.7 million and resulted primarily from an increase in unearned maintenance revenue related to growth in the Company's installed base; and additions to net income for depreciation and amortization expense. Cash used by investing activities totaled $9.2 million and was a result of capital expenditures offset by sales and maturities of marketable securities. Cash provided by financing activities totaled $8.4 million and was a result of proceeds received from the exercise of employee stock options and purchases under the employee stock purchase plan offset by the repurchase of 139,000 shares of the Company's common stock.

Accounts receivable increased to $62.1 million at September 30, 1998 from $61.3 million at December 31, 1997. Days sales outstanding increased to 79 days as of September 30, 1998 from 72 days as of December 31, 1997. The increase is attributable to slower payments being experienced internationally and in the Company's reseller channel. Current liabilities increased to $70.3 million at September 30, 1998 from $60.6 million at December 31, 1997. The increase in current liabilities is primarily a result of increases in accounts payable, accrued incentive compensation, unearned maintenance revenue and cooperative marketing cost accruals.

The Company has a $20 million unsecured line of credit with a commercial bank. This line of credit expires in May 1999 and is subject to the maintenance of certain financial covenants. The Company also has several borrowing arrangements with foreign banks which expire at various times during 1998 under which the Company may borrow approximately $2 million. As of September 30, 1998, there were no borrowings outstanding against any of the Company's credit lines.

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

Other Matters

Year 2000 With the approach of the year 2000, the Company recognized that significant issues could arise in connection with the computer software products it licenses and the internal business systems which are essential to its operations. As a result, the Company implemented a year 2000 Integrity Program ("the Program") in 1997 to ensure that the Company's computer software products and internal business systems will function properly in the year 2000 and thereafter. The Program as it relates to the software products licensed by the Company includes year 2000 compliance testing and certification of certain existing software products. All new generations of the Company's software products will be released as year 2000 compliant. Not all current software products of the Company are year 2000 compliant and the Company does not plan to make them so. Upgraded, year 2000 compliant versions of such software products are being made available to customers and resellers who will then bear the responsibility for installing the upgraded software product in order to make their systems year 2000 compliant. Some of the Company's customers are running software product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current software product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. The Company's customer support organization initiated a program, Customer Service Profile 2000, to review the status of each Company's product currently installed at a customer location and it provided the same diagnostics to its resellers for their use at their customer locations. Customers who have support agreements with the Company have been directly informed as to whether or not the particular software products they have installed are year 2000 compliant. All customers are kept informed of the release of year 2000 compliant updates and upgrades via the Company's web site. Risks from the inability of any of the Company's software products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other costs and liabilities, as well as customers being unable to run software licensed from the Company and incurring significant costs from the resultant business interruption. Demand for the Company's software products could be adversely impacted to the extent customers and potential customers are temporarily distracted by their year 2000 remediation efforts, as it competes for information technology resources that have been diverted for such remedial efforts which may have higher priority than implementing document management systems.

The Company has also initiated communications with its significant third party vendors of computer software with which the Company's systems interface or upon whom the Company's software products depend, in order to coordinate efforts with these outside third parties to minimize the extent to which its business will be vulnerable to such third parties' failure to remediate their own year 2000 issues. Although the Company's compliance testing utilizes the embedded third-party software as an essential part of its software being tested, the Program does not include certification of customer-developed applications which run on the Company's software products or third-party software which is incorporated in the Company's software products. Customers and third-party vendors will remain directly responsible for year 2000 compliance testing of their software.

The Program also includes a review of all internal systems for year 2000 compliance. The Company's significant business systems (financial, operational, customer support) are under review and are either currently year 2000 compliant or will be upgraded and/or replaced so as to be year 2000 compliant by July 1999. All of the hardware and software deployed in the Company's technical infrastructure is either fully year 2000 compliant or is scheduled to be replaced with year 2000 compliant components by the end of 1998. The Company is also evaluating its environmental systems (heating, air conditioning, security) and intends to make all such systems year 2000 compliant by the end of 1998. To the extent possible, the Company will be developing and executing contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems. For those business, infrastructure and environmental systems that are to be upgraded in order to achieve year 2000 compliance, the majority were already scheduled for upgrade for other business reasons and any additional implementation costs directly associated with the year 2000 problem are not material.

Although the Company is not aware of any material operational issues or costs associated with preparing its software products and internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues, and the Company's inability to implement such systems and changes could have an adverse effect on future results of operations. The costs of the Company's year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, in particular due to the potential impact of third party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the nature and amount of programming required to upgrade or replace each of the affected programs, and the success of the Company's external customers, resellers and vendors and suppliers in addressing the year 2000 issue.

The EURO Conversion On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the EURO. These countries have agreed to adopt the EURO as their common legal currency on that date. The EURO will then trade on currency exchanges and be available for non-cash transactions. These countries will issue sovereign debt exclusively in EURO and will re-denominate outstanding sovereign debt. Effective on this date, these countries will no longer control their own monetary policies by directing independent interest rate for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the EURO, will be exercised by the new European Central Bank.

Following introduction of the EURO, the legacy currencies are scheduled to remain legal tender in these countries as a denomination of the EURO between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the EURO or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a "triangulation" process will be applied whereby an amount denominated in one legacy currency first will be converted into an amount denominated in EURO, and the resultant EURO-denominated amount is converted into the second legacy currency.

The Company is in the process of evaluating the impact the conversion to the EURO will have on its financial condition and results of operations. Based on this evaluation to date, the Company currently does not believe there will be a material impact on its financial condition or results of operations as a result of the EURO conversion, except that the Company cannot currently assess the impact that a common EURO-based price list will have on how it markets its products in Europe nor the impact, if any, on revenues generated in Europe.

Environmental Matters The Company is not aware of any issues related to environmental matters that have, or are expected to, materially affect its business.

Factors That May Affect Future Results

The Company's business, financial condition, operating results and prospects can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this report, any one of which could cause the Company's actual results to differ materially from recent results or from the Company's anticipated future results.

Rapid Technological Change; Product Development The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce, in a timely manner, new products incorporating technological advances and respond to customer requirements, including without limitation enhancements to certain specified Company software products to achieve year 2000 compliance. The Company could experience difficulties or delays in developing and introducing new products or integrating some or all of the technologies and products from acquisitions, with the technologies and products from the Company. Delays in or non-completion of the development of newly integrated products, or lack of market acceptance of such products, could have an adverse impact on the Company's future results of operations and result in a failure to realize the anticipated benefits of the acquisitions. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements including without limitation enhancements to certain existing software products to achieve year 2000 compliance, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

Uncertainty Of Future Operating Results; Fluctuations In Quarterly Operating Results Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the effectiveness of the Company's efforts to continue to integrate various products it has developed or acquired through acquisition of others and to achieve the desired levels of sales from such product integration, the level of product and price competition, the length of the Company's sales cycle, improvements in the productivity of the Company's sales force, seasonality of individual customer buying patterns, the size and timing of individual transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of sales by products, services and distribution channels, levels of international sales, acquisitions by competitors, changes in foreign currency exchange rates including EURO exchange rates beginning in 1999, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. As a result of these factors, revenues and operating results for any quarter are subject to variation and are not predictable with any significant degree of accuracy.

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

Competition The document imaging, workflow, computer output to laser disk and document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease-of-use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower priced products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that it will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, operating results and financial condition.

Intellectual Property and Other Proprietary Rights The Company's success depends in part on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or commercial advantage to the Company. FileNET has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business or operating results.

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


International Sales Historically, the Company has derived approximately one-third of its total revenues from international sales. International business is subject to certain risks including varying technical standards, tariffs and trade barriers, political and economic instability, reduced protection for intellectual property rights in certain countries, difficulties in staffing and maintaining foreign operations, difficulties in managing foreign distributors, varying requirements for localized product, potentially adverse tax consequences, currency exchange fluctuations including those related to the EURO beginning in 1999, the burden of complying with a wide variety of complex operations, foreign laws, regulations and treaties and the possibility of difficulties in collecting accounts receivable. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business or operating results.


Product Liability The Company's license agreements with customers typically contain provisions designed to limit their exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Stock Price Volatility The Company believes that a variety of factors could cause the trading price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the trading price of the Company's common stock.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

     (b)  No reports on Form 8-K were filed during the third quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FILENET CORPORATION

November 16, 1998                By:___________________________________________
Date                                Mark S. St. Clare, Chief Financial Officer
                                    and Sr. Vice President, Finance
                                    (Principal Financial Officer)

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

 4.3 Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to Rights Agreement, between FileNET Corporation and BANKBOSTON N.A., formerly known as the First National Bank of Boston.

10.1* Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 25, 1997, effective June 1, 1997 (filed as
         Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1997).

10.2* Business Alliance Program Agreemen between the Registrant and Oracle Corporation date July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
         1996).

10.3* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
         1996).

10.3.1   Runtime  Sublicense   Addendum   between  the   Registrant  and  Oracle
         Corporation dated July 1, 1996, as amended by Amendment Two through Six herein.

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

10.7* Fifth Amendment to the Lease between the Registrant and C.J. Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease dated March 28, 1997 (filed as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1997).

10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNE Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676).

10.9*    Amended  and  Restated  1995  Stock  Option  Plan  of FileNET (filed as
         Exhibit 99.1 to Form S-8 filed on November 9, 1998; Registration No. 333-66997).
--------------------------------------------
* Incorporated herein by reference

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

10.14* Amendment #A1011-941003-01 dated September 30, 1994, to the Agreement for the Purchase of IBM products dated December 20, 1991 (filed as Exhibit 10.12 to form 10-K for the fiscal year ended December 31,1996).

10.15* Developmen and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.21 to Form 10-K for the year ended January 3, 1993).

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

10.21* Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.15 to Form S-8, filed on November 9, 1998; Registration No. 333-66997).

10.22* FileNET Corporation International Employee Stock Purchase Plan.(filed as Exhibit 99.16 to Form S-8, filed on November 9, 1998; Registration No. 333-66997).

27       Financial Data Schedule.

---------------------------------------------
* Incorporated herein by reference
                                       22