Form 10-K
period 1998-12-31
FILENET CORP
filed 1999-03-30
CIK 706015

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from -------- to --------.

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Based on the closing sale price of March 22, 1999, the aggregate market value of the 31,623,336 shares of voting stock of the Registrant held by nonaffiliates of the Registrant on such date was $243,183,454. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company's outstanding common stock are deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock was 31,934,143 at March 22, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 1999 Annual Meeting are incorporated by reference into Part III as set forth herein. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts II, III and IV as set forth herein.

================================================================================

                               FILENET CORPORATION

                                    FORM 10-K
                      For the Year Ended December 31, 1998


                                      INDEX

                                                                            Page
                                     PART I
Item 1. Business...............................................................3
Item 2. Properties.............................................................9
Item 3. Legal Proceedings......................................................9
Item 4. Submission of Matters to a Vote of Security Holders............. .....10

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related .................11
        Stockholder Matters
Item 6. Selected Financial Data...............................................11
Item 7. Management's Discussion and Analysis of Financial Condition ..........12
        and Results of Operations
Item 8. Financial Statements and Supplementary Data...........................12
Item 9. Changes in and Disagreements with Accountants on Accounting ..........12 and Financial Matters
                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................12
Item 11. Executive Compensation...............................................12
Item 12. Security Ownership of Certain Beneficial Owners and Management.......12
Item 13. Certain Relationships and Related Transactions.......................12

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K......13
Signatures....................................................................18

                                     PART I


Item 1.  Business

GENERAL

FileNET Corporation (FileNET or the Company) develops, markets and services a family of Integrated Document Management (IDM) software products that provide solutions for managing unstructured information thereby enhancing an enterprise's productivity. The Company also offers professional services relative to the implementation of these products. FileNET's Panagon(TM) software allows users to access, edit, process, organize, secure, store and archive documents in client/server and Web-based environments. Additionally, the Company manufactures and sells a line of 12-inch optical storage and retrieval libraries (OSARs(R)).

MARKETS AND APPLICATIONS

The Company offers a family of complementary products under the brand name Panagon, which enable users to manage, on an enterprise-wide basis, the storage, processing and workflow of documents and other unstructured information that are part of a centralized or distributed server repository or Web site, including scanned images, faxes, text, spreadsheets, HTML pages, graphics, drawings, photographs, computer output reports, voice, and video. The Company's products provide both client/server-based and Web-centric document management architecture solutions that can be implemented on a modular basis. Organizations can choose one, some, or all of the Company's products to build the solution that most effectively meets their needs. The Company's customers are typically those enterprises that have active paper document files, process significant numbers of electronic documents in their day-to-day operations, or have complex, mission-critical business processes for a variety of applications such as mortgage loan servicing, customer relationship management, enterprise resource planning, insurance claims processing, regulatory compliance, accounts payable and receivable, and Web-based document management. Additionally, the Company's products address ad hoc business processes at the departmental and workgroup levels to improve overall enterprise productivity and integrate with industry-standard productivity applications like Microsoft Office, Lotus Notes, and SAP R/3.

The Company markets its products in more than 70 countries through a direct sales force and its ValueNET(R) partner community consisting of systems integrators, value-added resellers and distributors. More than 350 firms, operate as third-party resellers under the Company's ValueNET program and combine FileNET products with vertical market-specific value-added services to provide turnkey solutions and complex systems integration for customers. Other firms such as Law Cypress, and MicroAge Image Choice are distributors of the Company's software products selling to resellers throughout North America. The Company also has OEM agreements with other firms involving the Company's software products.

The Company's Customer Support operating segment offers software maintenance service for its products worldwide. The Company's Professional Services operating segment offers implementation and other technical consulting services to both end-users of the Company's products and to resellers. Professional Services are marketed by the Company's direct sales force and its resellers.

PRODUCTS

Software

The following software products are currently being offered by the Company:

Integrated Document Management

In February 1998, the Company introduced the Panagon family of IDM software. The Panagon family of products includes new desktop and Web services software and a rebranding of then-existing server based products. With Panagon, the Company created a software infrastructure that allows customers to capture any type of document electronically, then access, manage, publish and integrate the information with their existing critical business applications throughout the enterprise. Using Microsoft's Windows Explorer or Netscape, customers can search the enterprise network for information, retrieve documents of all types, work with the information, and then route it as needed for further review, processing, or decision making.

The Panagon IDM Desktop products are built around Microsoft's component software architecture (COM) and allow applications to be developed and tailored to meet an organization's business requirements. Panagon IDM Desktop reduces the cost of ownership through the ability to deploy applications on the Web or in a client/server environment. Cost of ownership is also reduced through the use of rapid application development (RAD) techniques and compatibility with industry-standard programming tools such as Visual Basic, PowerBuilder, and Java. As a result, it takes less time to develop customized IDM applications, less time to integrate the software components and deploy across the enterprise, and less time to train users.

The Panagon family includes a complete suite of IDM software components that are built to work together, eliminating integration issues competitors have when combining products from different vendors. Panagon products include:

         Panagon IDM Desktop (Thick Client) and Panagon IDM Web Services (Thin Client) are software applications that offer best-of-class integrated document management for ad hoc query and access, or mission-critical applications. Customers can access all documents stored in enterprise libraries from within an Internet browser interface or via a custom application integrated into line of business systems. Panagon IDM Desktop delivers "out-of-the-box" integration with Microsoft Windows environments and productivity applications such as Microsoft Office, seamlessly managing and viewing more than 200 document formats. Users can create work processes to include others that need to share, distribute, or approve, with the built-in workflow and integrated e-mail features.

         Panagon IDM Services is a server-based IDM solution incorporating Panagon IDM Image Services and Panagon Document Services technologies. This is the high-performance repository system that integrates with Panagon IDM Desktop and Panagon IDM Web Services for managing all types of documents. Panagon IDM Services can be used as both an imaging and document system together or as separate applications.

         Panagon Visual WorkFlo(R) is an object-oriented, enterprise-wide, scaleable business process automation solution that can be used to create applications that reflect the way work processes are performed. It allows managers to control and modify work processes to meet the needs of a dynamic business environment, and integrates information flow between software applications within a company's business processes. Panagon Visual WorkFlo supports multiple client, server and applications development environments such as Java and integrates with leading business process reengineering products for reduced implementation time.

         Panagon Report Manager is a high-performance, client/server computer output to laser disk (COLD) product that eliminates printing and distributing computer-generated reports and statements. It significantly lowers costs and inefficiencies by allowing companies to index, store, retrieve, view, print, fax, and distribute computer-generated output on magnetic or optical disk. Panagon Report Manager is built around industry standards and has an intuitive, graphical user interface with report mining capabilities.

         Panagon Capture is an enterprise document capture application that has a complete set of highly-configurable components for capturing virtually all document types: scanned paper documents, fax, e-mail, word processing documents, spreadsheets, HTML, audio and video-clips, and images making them immediately available to users. Its modular components can be configured to meet simple capture requirements in distributed environments or enterprise-wide capture requirements for production operations.

         Panagon Document Warehouse(TM) for SAP software is a document and data archiving application certified by SAP, for use with the popular R/3 Enterprise Resource Planning (ERP) application suite.

         Panagon Web Publisher simplifies and automates Web publishing operations for Internet, intranet, and extranet Web sites. It eliminates virtually all HTML hand coding, dramatically reducing workloads for Web masters, Information Technology (IT) staff, and Web publishers. It automatically updates entire Web sites and on-line compound documents with no manual intervention, avoids problems with broken links, and virtually eliminates out-of-date Web documents. Web Publisher can be further extended using Microsoft Active Server Pages
         (ASPs) to deliver customized Web applications. Panagon Web Publisher is an advanced Web publishing solution that leverages FileNET's IDM software.

         Panagon WorkGroup(TM) software is a midrange document imaging and work management product based on a subset of the Panagon IDM products combined with certain pre-packaged software applications.

         Watermark(R) software products enable users worldwide to exchange, process and share scanned images, faxes and other electronic documents within departments and workgroups of large enterprises and throughout midsize and small business environments. Watermark documents and folders are integrated into existing line-of-business applications and take advantage of the latest Microsoft operating systems and database technologies.

          The Panagon family of products is available to new and existing customers. New customers will receive the benefits of integrated document and image management functions as opposed to separate solutions offered by competitors. Existing customers can deploy new IDM applications independently or along-side existing applications that were created with FileNET's legacy software. Existing customers choosing to take advantage of Panagon's broader IDM capabilities for applications already deployed can recreate the existing applications using the IDM development environment.

HARDWARE

The Company manufactures and markets an OSAR product based on 12-inch optical disk storage technology and also offers optional integration services providing customers the ability to purchase complete solutions.

All named products mentioned in this Form 10-K, other than the Company's named products, may reference trademarks or registered trademarks owned by the respective holder.

RESEARCH AND DEVELOPMENT

The Company's research and development activities are focused on software product development. Research and development expenditures were $50.1 million, $40.9 million and $37.6 million for the years ended December 31, 1998, 1997, and 1996, respectively. The Company believes that its future success depends upon its ability to continue to enhance its existing software products and to develop new software products that satisfactorily meet market needs. Accordingly, the Company intends to continue to make substantial investments in its research and development activities.

BACKLOG

The Company typically ships its products within a short period of time after acceptance of orders, which is common in the computer software industry. The Company does not consider the level of backlog to be a significant or important indicator of future revenue or earnings.

SERVICES, SUPPORT AND MANUFACTURING

The Company maintains service and support organizations that provide both pre-sales and post-sales services on a worldwide basis.

The Company's Customer Support segment provides software maintenance and technical support services to customers and resellers who have contracted for such services. This service is provided through telephone response centers in Costa Mesa, California; Dublin, Ireland; Sydney, Australia; and Singapore, or through on-site visits to customer sites when necessary. Customer Support will also provide support on a fee-per-service basis for those customers and resellers who have not entered into a maintenance contract with the Company. During 1998, the Company completed the process of transferring hardware maintenance it previously provided to Hewlett-Packard (HP). Customers who require maintenance of hardware products bought from the Company will now contract directly with HP or other service providers for such service.
Previously, customers had contracted with the Company, which in turn subcontracted the maintenance work to HP.

The Company's Professional Services segment provides consulting services to customers, primarily on a time and material basis. These services range from management of large-scale implementations of the Company's products to pre-packaged standard services such as software installation. Services are provided by consultants employed directly by the Company and through a network of qualified partners.

The Company's support facilities in Costa Mesa, California and Dublin, Ireland, conduct software manufacturing, localization, integration, test and quality control.

EMPLOYEES

As of December 31, 1998, the Company had 1,666 full-time employees of which 387 were employed in research and development; 491 in sales, 76 in marketing, 157 in professional services, 296 in customer support; 95 in operations; and 164 in administration. Employees in the Company's German subsidiary are represented by a labor union. No other employees are represented by labor unions, and the Company has never experienced a work stoppage. The Company believes that it enjoys good employee relations.

COMPETITION

The market for the Company's products is highly competitive. According to the GartnerGroup, the market for imaging, workflow, and document management is serviced by over 50 software companies. The Company's principal competitors for its various product lines include the following companies: 1) Workflow and document imaging-- Banctec, Inc., IBM, Keyfile, Optika, Unisys Corporation,
Mosaix, Eastman Software (a Kodak company), 2) Electronic Document Management--Documentum, IBM, Interleaf, Novasoft, Novell, Open Text, and Hummingbird 3) COLD--Computron, IBM and Microbank. Numerous smaller software vendors also compete in each product area. The Company also experiences competition from systems integrators who configure hardware and software into customized systems.

Database vendors such as Oracle, Sybase and Informix and messaging vendors such as Microsoft and IBM may compete with the Company in the future. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidations. See "Certain Considerations - Competition" below.

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

CERTAIN CONSIDERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward looking statements involve risks and uncertainties, including those discussed in the Company's Annual Report to Stockholders for the year ended December 31, 1998, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that the Company achieves may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the factors described below and in other documents the Company files from time to time with the Securities and Exchange Commission, including its 1998 Annual Report to Stockholders and the Quarterly Reports on Form 10-Q to be filed by the Company in 1999.

Rapid Technological Change; Product Development: The market for the Company's products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing products, develop and introduce, in a timely manner, new products incorporating technological advances and respond to customer requirements, including without limitation enhancements to certain specified Company software products to achieve year 2000 compliance. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, including without limitation enhancements to certain existing software products to achieve year 2000 compliance, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

Uncertainty of Future  Operating  Results;  Fluctuations in Quarterly  Operating
Results: Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for the Company's products; the effectiveness of the Company's efforts to continue to integrate various products it has developed or acquired and to achieve the desired level of sales from such product integration; the level of product and price competition; the length of the Company's sales cycle;
improvements in the productivity of the Company's sales force; seasonality of individual customer buying patterns; the size and timing of individual transactions; the delay or deferral of customer implementations; the budget cycles of the Company's customers; the timing of new product introductions and product enhancements by the Company and its competitors; the mix of sales by products, services and distribution channels; levels of international sales; acquisitions by competitors; changes in foreign currency exchange rates including EURO exchange rates beginning in 1999; the ability of the Company to develop and market new products and control costs; and general domestic and international economic and political conditions.

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

Competition: The document imaging, workflow, computer output to laser disk and electronic document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its products and services include vendor and product reputation; product quality, performance and price; the availability of products on multiple platforms; product scalability; product integration with other enterprise applications; product functionality and features; product ease of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that the Company will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, financial condition or results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by the Company. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Intellectual Property and Other Proprietary Rights: The Company's success depends, in part, on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or a commercial advantage to the Company. The Company has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products, that their products are, or will be, year 2000 compliant, or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company's business, financial condition or results of operations.

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

In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed by certain of the Company's products, which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit.

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

The Company has moved for summary judgement on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to the Company's unenforceability defense on one of the patents. In July 1998, the Magistrate Judge assigned to the case, heard oral arguments on the Company's motion for summary judgement that U.S. Patent 4,918,588 is not infringed and is invalid. The Magistrate Judge has not yet decided these motions. The Company believes that after he has ruled on these motions, he will hear oral arguments in the remaining motions in the sequence in which they were filed. A trial date has not been set.

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

Dependence on Certain Relationships: The Company has entered into a number of key relationships with other companies such as Microsoft Corporation, IBM Global Services, SAP AG, Hewlett-Packard Company, and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with, or support of, the Company and its products.

Dependence on Key Management and Technical Personnel: The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel. Competition for such personnel, particularly engineers and other technical personnel, is intense, and pay scales in the software industry are increasing. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

International Sales: Historically, the Company has derived approximately one-third of its total revenues from international sales. International business is subject to certain risks including varying technical standards; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in staffing and maintaining foreign operations; difficulties in managing foreign distributors; varying requirements for localized products; potentially adverse tax consequences; currency exchange fluctuations including those related to the EURO beginning in 1999; the burden of complying with a wide variety of complex foreign laws, regulations and treaties; and the possibility of difficulties in collecting accounts receivable. In particular, the current economic crisis in the Asia Pacific region and Latin America may limit future growth or cause a decline in international revenues. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

Product Liability: Products as complex as those sold by the Company are susceptible to errors or failures, especially when first introduced or when new versions are released. The Company's products are often intended for use in applications that are critical to a customer's business. As a result, the Company's customers may rely on the effective performance of the software to a greater extent than the market for software products generally. The Company conducts extensive product testing to ensure that its products are free of significant errors and defects. In addition, the Company has designed and tested the most current versions of its products to be year 2000 compliant. However, some of the Company's customers are running earlier products that are not year 2000 compliant. Although the Company has been encouraging such customers to migrate to current product versions, no assurance can be given that all of them will do so in a timely fashion, if at all. Moreover, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. There can be no assurance that such third-party software will be free of errors and defects or be year 2000 compliant in a timely fashion. Although the Company has not experienced any material product liability claims to date, there can be no assurance that errors or defects, whether associated with year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. The Company's license agreements with customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

Stock Price Volatility: The Company believes that a variety of factors could cause the trading price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high-technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the trading price of the Company's common stock.

Item 2.  Properties

The Company currently leases 280,000 square feet of office, development and manufacturing space in Costa Mesa, California and 92,000 square feet of office and development space in Kirkland, Washington. The Company also leases sales and support offices in 31 locations in the United States, 17 in Europe, 3 in Australia, 4 in Canada, and 4 in Asia. The Company believes that the Costa Mesa and Kirkland facilities will be adequate for the Company's anticipated needs through 1999.

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

FileNET has moved for summary judgement on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to the Company's unenforceability defense on one of the patents. In July 1998, the Magistrate Judge assigned to the case, heard oral arguments on the Company's motion for summary judgement that U.S. Patent 4,918,588 is not infringed and is invalid.

The Magistrate Judge has not yet decided these motions. The Company believes that after he has ruled on these motions, he will hear oral arguments in the remaining motions in the sequence in which they were filed. A trial date has not been set.

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

On December 20, 1996, plaintiff Michael I. Goldman filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the Goldman State Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period October 19, 1995 through July 2, 1996. The plaintiff alleged that the Company and other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500, Cal. Civ. Code ss.ss. 1709-1710 and Cal. Bus. & Prof. Code ss.ss. 17200 et seq. in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. On September 30, 1998, the Court entered an order dismissing this action in its entirety without prejudice.

On April 1, 1997, plaintiff Michael I. Goldman filed another class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Goldman Federal Action). The action purportedly was filed on behalf of the same class of purchasers of the Company's common stock as the Goldman State Action. The allegations contained in the Goldman Federal Action were very similar to the allegations contained in the Goldman State Action, except that the Goldman Federal Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5. On September 23, 1998, the Court entered an order dismissing this action in its entirety without prejudice.

On October 23, 1998, plaintiff Avram Gart filed a class action complaint against the Company and certain of its officers and directors in the Superior Court of California, County of Orange (the Gart State Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period January 13, 1998 through October 7, 1998. The plaintiff alleges that the Company and the other defendants violated Cal. Corp. Code ss.ss. 25400 and 25500 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. On November 5, 1998, the court entered an order dismissing this action in its entirety without prejudice.

On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against the Company and certain of its officers and directors in the United
States District Court for the Central District of California (the Nyquist Federal Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period April 16, 1998 through October 7, 1998. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees and costs. Plaintiff has filed a motion for the appointment of lead plaintiffs and consolidation of any future related actions. Defendants have not yet responded to the complaint. The Company believes that all of the allegations contained in the Nyquist Federal Action are without merit and intends to defend the actions vigorously.

Subsequent to December 31, 1998, the former shareholders of Saros Corporation filed a demand for mandatory arbitration to release approximately 0.2 million shares which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996 between FileNET Corporation, FileNET Acquisition Corporation and Saros Corporation and for damages. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate outcome or any resulting potential loss cannot be presently determined.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

There is hereby incorporated herein by reference the information appearing under the caption "Stock Market and Dividend Information," which appears on page 48 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and is filed herewith as Exhibit 13.1.

Item 6.  Selected Financial Data

The following table summarizes certain selected financial data:

                                                                              For Fiscal Years Ended
                                              -------------------------------------------------------------------------------
                                               Dec. 31, 1998     Dec. 31, 1997   Dec. 31, 1996  Dec. 31, 1995  Jan. 1, 1995
                                                   (1998)           (1997)          (1996)         (1995)         (1994)
                                              -------------------------------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
     Software revenue                               $171,153         $132,723         $140,659       $116,052      $  81,102
     Service revenue                                 115,501           89,280           82,118         67,174         60,753
     Hardware revenue                                 23,579           29,422           46,136         46,152         50,480
                                                   ----------        ---------        ---------      ---------     ----------
            Total revenue                            310,233          251,425          268,913        229,378        192,335

Costs and expenses:
     Cost of software revenue                         16,814           13,416           15,389         14,688         12,307
     Cost of service revenue                          73,786           56,503           53,568         44,277         41,645
     Cost of hardware revenue                         13,181           20,330           29,633         28,800         30,999
     Research and development                         50,132           40,927           37,577         25,169         18,439
     Selling, general and administrative             156,813          125,122          117,761         96,499         71,267
     Merger, restructuring, write-off of
        purchased in-process research and
        development and other costs                    2,000            6,000           16,011          6,393              0
                                                   ----------        ---------       ----------      ---------     ----------
         Total costs and expenses                    312,726          262,298          269,939        215,826        174,657
                                                   ----------        ---------       ----------      ---------     ----------
Operating income (loss)                               (2,493)         (10,873)          (1,026)        13,552         17,678

     Other income, net                                 3,840            3,160            2,838          2,780          1,821
                                                   ----------        ---------       ----------      ---------     ----------
Income (loss) before income taxes                      1,347           (7,713)           1,812         16,332        19,499
     Provision (benefit) for income taxes                391           (2,187)           4,456          8,116          5,356
                                                   ----------        ---------       ----------      ---------     ----------
Net income (loss)                                  $     956         $ (5,526)       $  (2,644)      $  8,216      $  14,143
                                                   ==========        =========       ==========      =========     ==========

Basic earnings (loss) per share                    $    0.03         $  (0.18)       $   (0.09)      $   0.28      $    0.52
Diluted earnings (loss) per share                  $    0.03         $  (0.18)       $   (0.09)      $   0.26      $    0.48

Weighted average shares outstanding - basic           31,083           30,310           30,014         28,860         27,322

Weighted average shares outstanding - diluted         33,367           30,310           30,014         31,712         29,668

Consolidated balance sheet data:

Working capital                                    $  67,722         $   79,091      $  85,475       $ 83,797      $  63,149
Total assets                                         206,822            179,440        192,274        187,393        152,642
Stockholders' equity                                 130,320            118,811        132,806        131,158        101,006

Certain reclassifications have been made to the prior years' selected financial data to conform with the current year's presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

There is hereby incorporated herein by reference the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears on pages 16 through 26 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and is filed herewith as Exhibit 13.2.


Item 8.  Financial Statements and Supplementary Data

There is hereby incorporated herein by reference the information appearing on pages 27 through 46 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and is filed herewith as Exhibit 13.3. The accompanying Independent Auditors' Report is also incorporated herein by reference and filed herewith as Exhibit 13.3.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors," under the caption "Executive Officers of the Company," and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 11.  Executive Compensation

There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission.


Item 13.  Certain Relationships and Related Transactions

There is hereby incorporated herein by reference the information appearing under the caption "Note 13: Related Party Transactions," which appears on page 44 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 and is filed herewith as Exhibit 13.4.

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

          (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.



               Index to Consolidated Financial Statements Covered
                         by Independent Auditors' Report

                             Item 14(a) (1) and (2)

                                                                                        Page Reference
                                                                                -----------------------------
                                                                                                  1998 Annual
                                                                                                    Report to
                                                                                   Form 10-K     Stockholders

The information under the following captions, which is included in the 1998
Annual Report to Stockholders, is incorporated herein by reference:
Independent Auditors' Report                                                                               46
Consolidated balance sheets at December 31, 1998 and December 31, 1997                                     27
Consolidated statements of operations for each of the years ended December 31,
     1998, 1997 and 1996                                                                                   28
Consolidated statements of comprehensive income (loss) for each of the years
     ended December 31, 1998, 1997 and 1996                                                                29
Consolidated statements of stockholders' equity for each of the years ended
     December 31, 1998, 1997 and 1996                                                                      30
Consolidated statements of cash flows for each of the years ended December 31,
     1998, 1997 and 1996                                                                                   31
Notes to consolidated financial statements                                                                 32

Independent Auditors' Report on Schedule                                                  14

Schedule for each of the three years ended  December 31, 1998, 1997 and 1996
     -  Schedule II.  Valuation and Qualifying Accounts and Reserves                      15

INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Stockholders and the Board of Directors
FileNET Corporation
Costa Mesa, California

We have audited the consolidated financial statements of FileNET Corporation and its subsidiaries (the Company) as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999 (March 10, 1999 as to Note 8). Such consolidated financial statements and report are included in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of FileNET Corporation and its subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

January 26, 1999 (March 10, 1999 as to Note 8)
Costa Mesa, California

                                        SCHEDULE II

                             VALUATION AND QUALIFYING ACCOUNTS
                                  (dollars in thousands)


                                            Balance at        Additions                      Balance at
                                             Beginning       Charged to                             End
Description                                  of Period      Costs & Exp      Deductions       of Period
--------------------------------------------------------------------------------------------------------

Year ended December 31, 1998:
     Inventory reserves                        $   330          $   381     $   310 (1)         $   401
     Allowance for doubtful accounts           $ 1,690          $ 1,041     $   668 (2)         $ 2,063
     Allowance for sales returns               $ 2,725          $    52     $   458 (3)         $ 2,319

Year ended December 31, 1997:
     Inventory reserves                        $   660          $   380     $   710 (1)         $   330
     Allowance for doubtful accounts           $ 2,140          $   350     $   800 (2)         $ 1,690
     Allowance for sales returns               $ 3,185                      $   460 (3)         $ 2,725

Year ended December 31, 1996:
     Inventory reserves                        $   573          $   635     $   548 (1)         $   660
     Allowance for doubtful accounts           $ 1,540          $ 1,205     $   605 (2)         $ 2,140
     Allowance for sales returns               $ 3,153          $    32                         $ 3,185

(1) Consists primarily of the write-off of excess/obsolete inventories.
(2) Consists primarily of uncollectible invoice amounts.
(3) Consists primarily of returned systems.

                                Index to Exhibits
Exhibit
No.      Description
-------  -----------------------------------------------------------------------
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

4.3* Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to Rights Agreements between FileNET Corporation and BANKBOSTON N.A. formerly known as The First National Bank of Boston (filed as
         Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 1998).

10.1* Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 25, 1997, effective June 1,1997 (filed as
         Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1997).

10.2* Business Alliance Program Agreement between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
         1996).

10.3* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30,
         1996).

10.3.1* Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996; as amended by Amendments Two through Six thereto (filed as Exhibit 10.3.1 to Form 10-Q for the quarter ended September 30, 1998).

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

--------------------------------------------
* Incorporated herein by reference

Exhibit
No.      Description
-------  -----------------------------------------------------------------------

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

10.16* Amendment dated December 22, 1992 to the Development and Initial Supply Agreement between the Registrant and Quintar Company dated August 20, 1992 (filed as Exhibit 10.22 to Form 10-K for the year ended January 3,
        1993).

10.17 Amendment 2 dated December 18, 1998 to the Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995.

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

10.22* FileNET Corporation International Employee Stock Purchase Plan. (filed as Exhibit 99.16 to Form S-8, filed on November 9, 1998; Registration No. 333-66997).

13.1 Market for the Registrant's Common Stock and Related Stockholder Matters incorporated by reference to page 48 of the 1998 Annual Report.

13.2 Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference to pages 16 through 26 of the 1998 Annual Report.

13.3 Financial Statements incorporated by reference to pages 27 through 46 of the 1998 Annual Report.

13.4 Certain Relationships and Related Transactions incorporated by reference to page 44 of the 1998 Annual Report.

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

                                     FILENET CORPORATION



Date: March 30, 1999      By:      /s/     Lee D. Roberts
                                   ------- ------------------------------------
                                           Lee D. Roberts
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 1999       By:     /s/     Lee D. Roberts
                                   ------- ------------------------------------
                                           Lee D. Roberts
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           Director

Date: March 30, 1999       By:     /s/     Mark S. St. Clare
                                   ------- ------------------------------------
                                           Mark S. St. Clare
                                           Chief Financial Officer and
                                           Sr. Vice President, Finance
                                           (Principal Financial Officer)

Date: March 30, 1999       By:     /s/     Brian A. Colbeck
                                   ------- ------------------------------------
                                           Brian A. Colbeck
                                           Controller and
                                           Chief Accounting Officer

Date: March 30, 1999       By:     /s/     Theodore J. Smith
                                   ------- ------------------------------------
                                           Theodore J. Smith
                                           Chairman of the Board

Date: March 30, 1999       By:     /s/     L. George Klaus
                                   ------- ------------------------------------
                                           L. George Klaus
                                           Director

Date: March 30, 1999       By:     /s/     William P. Lyons
                                   ------- ------------------------------------
                                           William P. Lyons
                                           Director

Date: March 30, 1999       By:     /s/     John C. Savage
                                   ------- ------------------------------------
                                           John C. Savage
                                           Director

Date: March 30, 1999       By:     /s/     Roger S. Siboni
                                   ------- ------------------------------------
                                           Roger S. Siboni
                                           Director

Date: March 30, 1999        By:    /s/     Carolyn M. Ticknor
                                  ------- -------------------------------------
                                           Carolyn M. Ticknor
                                           Director