Form 10-Q
period 1999-03-31
FILENET CORP
filed 1999-05-11
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                      95-3757924
--------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                   3565 Harbor Boulevard, Costa Mesa, CA 92626
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (714) 966-3400
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 30, 1999, there were 31,949,295 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                         Page
                                                                        Number
-------------------- ------------------------------------------------ ----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          as of  March 31, 1999 (unaudited) and December 31, 1998.........   3

          Consolidated Statements of Operations (unaudited)
          for the three month periods ended March 31, 1999 and 1998.......   4

          Consolidated Statements of Comprehensive Operations (unaudited)
          for the three month periods ended March 31, 1999 and 1998.......   5

          Consolidated Statements of Cash Flows (unaudited)
          for the three month periods ended March 31, 1999 and 1998.......   6

          Notes to Consolidated Financial Statements (unaudited)..........   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  19

Item 6.   Exhibits and Reports on Form 8-K................................  19

          SIGNATURE.......................................................  20

          INDEX TO EXHIBITS...............................................  21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                    March 31,      December 31,
                                                      1999            1998
                                                  ------------    -------------
                                                  (Unaudited)
ASSETS
 Current assets:
   Cash and short-term marketable securities     $   60,520        $   71,304
   Accounts receivable, net                          60,381            61,636
   Inventories                                        1,716             2,419
   Prepaid expenses and other current assets          7,737             8,865
                                                 -----------       -----------
   Total current assets                             130,354           144,224

 Property, net                                       43,573            44,177
 Long-term marketable securities                     21,444            10,885
 Deferred income taxes                                6,393             6,385
 Other assets                                         1,244             1,151
                                                 -----------       -----------
     Total assets                                $  203,008        $  206,822
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                              $   12,822        $   21,022
   Accrued compensation and benefits                 18,183            22,165
   Unearned maintenance revenue                      13,656            11,238
   Accrued royalties                                  1,808             1,459
    Deferred income taxes                               949               942
   Other accrued liabilities                         25,155            19,676
                                                 -----------       -----------
   Total current liabilities                         72,573            76,502

 Stockholders' equity:
   Preferred stock - $.10 par value;
     7,000,000 shares authorized; none
     issued and outstanding
   Common stock - $.01 par value;
     100,000,000 shares authorized;
     33,032,355 and 32,924,950 shares outstanding
     at March 31, 1999 and December 31, 1998,
     respectively                                   144,979           144,242
   Retained earnings                                  5,351             3,304
   Accumulated other comprehensive operations        (5,328)           (2,659)
                                                 -----------       -----------
                                                    145,002           144,887
  Treasury stock, at cost; 1,098,000 shares
     at March 31, 1999 and December 31, 1998
     respectively                                   (14,567)          (14,567)
                                                 -----------       -----------
   Total stockholders' equity                       130,435           130,320
                                                 -----------       -----------

     Total liabilities and stockholders'
     equity                                      $  203,008           206,822
                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                               Three Month Ended March 31,
                                          -------------------------------------
                                                1999                 1998
                                          -----------------    ----------------
                                            (Unaudited)          (Unaudited)
        Revenue:
          Software                             $    41,984        $    43,247
          Service                                   33,427             23,471
          Hardware                                   6,031              6,891
                                               ------------       ------------
          Total revenue                             81,442             73,609

        Costs and expenses:
          Cost of software revenue                   3,961              3,686
          Cost of service revenue                   20,304             14,346
          Cost of hardware revenue                   3,166              3,360
          Research and development                  13,102             12,074
          Selling, general and
            administrative                          39,445             37,567
                                               ------------    ---------------
          Total costs and expenses                  79,978             71,033
                                          -----------------    ---------------

        Operating income                             1,464              2,576

        Other income, net                            1,461                979
                                          -----------------    ---------------

        Income  before income taxes                  2,925              3,555

        Provision  for income taxes                    877              1,031
                                          -----------------    ---------------

        Net income                              $    2,048         $    2,524
                                          =================    ===============

        Earnings  per share:
          Basic                                 $     0.06         $     0.08
          Diluted                               $     0.06         $     0.08

        Weighted average shares
         outstanding:
          Basic                                     31,915             30,204
          Diluted                                   32,554             32,962

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)



                                                  Three Months Ended March 31,
                                             -----------------------------------
                                                    1999              1998
                                             -----------------   ---------------
                                                 (Unaudited)      (Unaudited)

Net income                                     $     2,048       $    2,524

Other comprehensive income (loss):
 Foreign currency translation adjustments
  (net of tax benefit of $1,779 and $1,147
  in 1999 and 1998, respectively)                   (2,653)          (1,721)
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising
  during period (net of tax effect of $(11)
  and $3 in 1999 and 1998, respectively)               (16)               5
                                               --------------    ------------

 Total other comprehensive loss                     (2,669)          (1,716)
                                               --------------    ------------

 Comprehensive income (loss)                   $      (621)             808
                                               ==============    ============

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Quarter Ended March 31,
                                                 -------------------------------
                                                     1999             1998
                                                 -------------      ------------
                                                  (Unaudited)       (Unaudited)
 Cash flows from operating activities:
 Net income                                      $    2,048         $   2,524
 Adjustments to reconcile net loss to net
   cash provided by (used by)operating
   activities:
     Depreciation and amortization                    4,323             3,431
     Provision for doubtful accounts                     43               447
     Deferred income taxes                               15               300
     Changes in operating assets and
       liabilities, net of acquisition:
       Accounts receivable                             (492)           (2,039)
       Inventories                                      703               558
       Prepaid expenses and other
         current assets                                 911              (730)
       Accounts payable                              (8,039)            2,915
       Accrued compensation                          (3,720)             (541)
       Unearned maintenance revenue                   2,474             4,472
       Accrued royalties                                350              (595)
       Other                                          7,818             4,052
                                                 -------------      ------------
 Net cash provided by (used by) operating
  activities                                          6,434            14,794
                                                 -------------      ------------

 Cash flows from investing activities:
 Capital expenditures                                (4,220)           (7,436)
 Proceeds from sale of property                          37               314
 Purchases of marketable securities                 (16,844)                0
 Proceeds from sales and maturities of
  marketable securities                               5,500            11,345
                                                 -------------      ------------
 Net cash used by investing activities              (15,527)            4,223
                                                 -------------      ------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                 738             3,291
 Common stock repurchased                                 0            (4,435)
                                                 -------------      ------------
 Net cash provided by(used by)financing
  activities                                            738            (1,144)
                                                 -------------      ------------

 Effect of exchange rate changes on cash
  and cash equivalents                               (1,246)           (1,384)
                                                 -------------      ------------

 Net increase (decrease) in cash and
  cash equivalents                                   (9,601)           16,489
 Cash and cash equivalents, beginning
  of year                                            55,820            37,344
                                                 =============      ============
 Cash and cash equivalents, end of period        $   46,219         $  53,833
                                                 =============      ============

 Supplemental cash flow information:
 Interest paid                                   $        6         $       8
 Income taxes paid                               $     (483)        $  (2,066)

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 1999 and the results of its operations, its comprehensive income and its cash flows for the three month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed by the Company with the SEC on March 30, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. In May 1998, the Company effected a two-for-one split of its common stock. All references in the consolidated financial statements to number of shares and per share amounts of the Company's common stock have been restated to reflect the split.

3. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

4. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 1999.

    (In thousands, except per share amounts)       Net Income         Shares        Per Share
                                                                                      Amount
                                                   ------------     ------------   -----------
      Three months ended March 31, 1999
              Basic earning per share              $  2,048             31,915        $  0.06
              Effect of dilutive stock options                            639
                                                   ------------     ------------
              Diluted earnings per share           $  2,048             32,554        $  0.06
                                                   ============     ============

5. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting
     Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 is effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Operations for the three months ended March 31, 1999 (restatement of prior year financial statements is required by SFAS No. 130). Accumulated other comprehensive operations as of March 31, 1999 is comprised of the following:

                                                                               Accumulated
                                 Foreign Currency         Unrealized              Other
                                   Translation              Holding            Comprehensive
(In thousands)                      Adjustment           Gains (Losses)          Operations
                                 -----------------      -----------------     ----------------
 Balance, December 31, 1998       $    (2,667)          $            8        $      (2,659)
 Current period changes                (2,653)                     (16)              (2,669)
                                 -----------------      -----------------     ----------------
 Balance, March 31, 1999          $    (5,320)          $           (8)              (5,328)
                                 =================      =================     ================

6. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity. The Company will continue to evaluate the adoption of such pronouncement.

7. In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET
     Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software, Inc., formerly a wholly owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed by certain of the Company's products which were commercialized before the initial complaint was filed. Wang reserved the right to assert that patent against the Company's products commercialized after that date in a separate lawsuit.

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

     The Company has moved for summary judgement on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to the Company's unenforceability defense on one of the patents. In July 1998, the Magistrate Judge assigned to the case heard oral arguments on the Company's motion for summary judgement that U.S. Patent 4,918,588 is not infringed and is invalid. The Magistrate Judge has not yet decided these motions. The Company believes that after he has ruled on these motions, he will hear oral arguments in the remaining motions in the sequence in which they were filed. A trial date has not been set.

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

     On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Nyquist Federal Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period April 16, 1998 through October 7, 1998. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees and costs. Plaintiff has filed a motion for the appointment of lead plaintiffs and consolidation of any future related actions. Defendants have not yet responded to the complaint. The Company believes that all of the allegations contained in the Nyquist Federal Action are without merit and intends to defend the actions vigorously; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     The Company, in the normal course of business, is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on the Company's consolidated results of operations or financial condition.

8. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for the year ending December 31, 1998. SFAS No. 131 requires enterprises to report selected information about an enterprise's operating segments in general-purpose financial statements. SFAS No. 131 is effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared operating segment information to report components that are evaluated regularly by the Company's chief operating decision-makers in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services. The results of the segments reflect allocation of certain functional expense categories consistent with its internal reporting which are not the same as GAAP reporting. Operating segments data for the three month periods ended March 31, 1999 and March 31, 1998 is as follows:


                                                 Three Months Ended March 31,
                                             -----------------------------------
     In thousands                                 1999                1998
                                             ----------------     --------------
     Software
       Revenue                               $    41,984          $    43,247
       Income (loss) before other income          (3,840)                 (49)

     Hardware
       Revenue                               $     6,031          $     6,891
       Income (loss) before other income             879                  972

     Customer Support
       Revenue                               $    19,545          $    15,862
       Income (loss) before other income           3,922                1,624

     Professional Services
       Revenue                               $     9,481          $     4,685
       Income (loss) before other income            (381)                (180)

     Education and other
       Revenue                               $     4,401          $     2,924
       Income (loss) before other income             884                  209

     Total
       Revenue                               $    81,442          $    73,609
       Income (loss) before other income     $     1,464          $     2,576

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Factors That May Affect Future Results in this item of this Quarterly Report, and with the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Results of Operations

Revenue                                         Three Months Ended
                                                    March 31,
                                     -------------------------------------------
 (Dollars in millions)                   1999           1998          Change
                                     ------------   ------------   -------------
 Software revenue
   Domestic                          $     25.5     $      29.5        -14%
   International                           16.5            13.7         20%
                                     ------------   ------------
   Total software revenue            $     42.0     $      43.2         -3%
                                     ------------   ------------
     Percentage of total revenue            52%             59%

 Customer Support
   Domestic                          $     16.1     $      12.4         30%
   International                            5.3             4.0         33%
                                     -------------  --------------
   Total customer support revenue    $     21.4     $      16.4         30%
                                     -------------  --------------
     Percentage of total revenue            26%             22%

 Professional Services
   Domestic                          $      5.1     $       2.5        104%
   International                            2.5             1.7         47%
                                     -------------  --------------
   Total professional services
    revenue                          $      7.6     $       4.2         83%
                                     -------------  --------------
     Percentage of total revenue             9%              6%

 Hardware revenue
   Domestic                          $      4.8     $       5.0         (4%)
   International                            1.2             1.9        (37%)
                                     -------------  --------------
   Total hardware revenue            $      6.0     $       6.9        (13%)
                                     -------------  --------------
     Percentage of total revenue              7%              9%

 Education and other revenue
   Domestic                          $      3.2     $       1.7         88%
   International                            1.2             1.2          0%
                                     -------------  --------------
   Total education and other
    revenue                          $      4.4     $       2.9         52%
                                     -------------  --------------
     Percentage of total revenue             6%              4%

 Total revenue
   Domestic                          $     54.7     $      51.1          7%
   International                           26.7            22.5         19%
                                     -------------  --------------
   Total revenue                     $     81.4     $      73.6         11%
                                     -------------  --------------

Software revenue from the licensing of the Company's software products decreased 3% for the quarter ended March 31, 1999 over the comparable period of 1998 due to a decrease in the volume of product shipments domestically offsetting an increase in international revenues. A decline in revenue for the Company's Workflo Business Systems products has not been fully offset by the growth in its newer Panagon products and continues to unfavorably impact overall software revenue growth.

Customer support revenue consists of revenue from maintenance contracts and "fee for service" revenues. Customer support revenue increased 30% for the quarter ended March 31, 1999 over the same period of 1998 attributable to increased maintenance revenue due to the growth of the Company's installed base.

Professional services revenue consists of revenue from consulting and implementation services provided to end users of the Company's software products and technical consulting services provided to the Company's resellers. Such services are primarily performed on a time and material basis. Professional services revenue increased 83% for the quarter ended March 31, 1999 over the same period of 1998 and is a result of the Company's efforts to build its professional services capabilities to support its solution-oriented strategy.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSAR). Hardware revenue decreased by 13% for the quarter  ended  March 31,  1999  from the  comparable  period of 1998  primarily because of decreases in new orders experienced both domestically and internationally due to customers' ordering competitive products. The Company expects hardware revenue to continue to decline in both absolute dollars and as a percentage of total revenue.

Education and other revenue are generated from the sale of spare parts, education services, supplies and "third party" products. Education and other revenue increased 52% for the quarter ended March 31, 1999 over the comparable period of 1998 due to increased training revenue related to the Panagon product which was released during the first quarter in 1998.

International revenues were approximately 33% and 30% of total revenues in the quarter ended March 31, 1999 and 1998, respectively. Management expects that the Company's international operations will continue to account for a significant portion of total revenues. However, the ongoing global economic crisis could adversely affect international revenues. In addition, international revenues could be adversely affected if the U.S. dollar strengthens against international currencies.

Cost of Revenue

                                                           Three Months Ended March 31,
                                                    ------------------------------------------
 (Dollars in millions)                                   1999             1998         Change
                                                    -----------      -----------     ---------
 Cost of software revenue                            $    3.9         $    3.7            5%
  Percentage of software revenue                           9%               9%
 Cost of customer support revenue                    $    9.6         $    8.4           14%
  Percentage of customer support revenue                  45%              51%
 Cost of professional services revenue               $    7.6         $    3.7          105%
  Percentage of professional services revenue            100%              89%
 Cost of hardware revenue                            $    3.2         $    3.4           (6%)
  Percentage of hardware revenue                          53%              49%
 Cost of education and other revenue                 $    3.1         $    2.2           41%
  Percentage of education and other revenue               70%              76%
 Total cost of revenue                               $   27.4         $   21.4           28%
  Percentage of total revenue                             34%              29%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue remained constant at 9% for the quarters ended March 31, 1999 and 1998.

The cost of customer support revenue includes customer support personnel, supplies, and the cost of third party hardware maintenance. The cost of customer support revenue as a percentage of customer support revenue for the quarter ended March 31, 1999 decreased to 45% from 51% in the same period of 1998. The decrease is attributable to the transition of higher cost hardware maintenance services to a third party contractor.

The cost of professional services revenue consists primarily of professional services personnel and third party contractors. The cost of professional services revenue as a percentage of professional services revenue for the quarter ended March 31, 1999 increased to 100% from 89% in the same period of 1998 due to the addition of professional services personnel to support the Company's announced strategy of delivering complete document management solutions to customers, including related consulting services. The Company expects professional services revenue to increase and absorb the higher costs.

The cost of hardware revenue includes the cost of manufacturing OSARs, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the quarter ended March 31, 1999 increased to 53% from 49% for the comparable period of 1998. The increase is due to lower revenue without a decrease in fixed manufacturing costs.

The cost of education and other revenue includes the cost of supplies, education services, spare parts and third party product. The cost of education and other revenue as a percentage of education and other revenue for the three months ended March 31, 1999 decreased to 70% from 76% in the same period of 1998 due to increased training revenue related to the Panagon product which was released during the first quarter of 1998 without a corresponding increase in training cost.


Operating Expenses
                                              Three Months Ended March 31,
                                       -----------------------------------------
 (Dollars in millions)                     1999            1998         Change
                                       -----------     -----------    ----------
 Research and development               $   13.1         $   12.1         8%
  Percentage of total revenue                16%              16%
 Selling, general and administrative    $   39.4         $   37.6         5%
  Percentage of total revenue                48%              51%

Research and development expenses increased 8% for the first quarter of 1999 due to a general increase in salaries and recruiting costs necessitated by the intense competitive environment for software engineers; and an increase in cost of contract developers. As a percentage of total revenue, research and development expenses were at 16% for the three-month period ended March 31, 1999 and 1998.

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

Selling, general and administrative expenses increased 5% for the first quarter of 1999. The increase was primarily due to overall increases in salaries and the expansion of the Company's sales force offset by decreased marketing program costs along with lower legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 48% in the first quarter of 1999 from 51% in the same quarter of 1998 due to expense levels growing at a lower rate than revenue.

Provision for Income Taxes. The Company's combined federal, state and foreign annual effective tax rate for the quarter ended March 31, 1999 was 30% compared to 29% for the comparable period in 1998. The increase in the rate is attributable to a decrease in taxable income generated in lower tax jurisdictions outside of North America.

Foreign Currency Fluctuations and Inflation. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of March 31, 1999, the Company had forward exchange contracts outstanding totaling approximately $12.3 million in 9 currencies. All of these contracts mature in three months.

Other comprehensive loss for the three months ended March 31, 1999 reflects an increase of $2.7 in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Euro currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the three months ended March 31, 1999 and 1998.

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

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity. The Company will continue to evaluate the adoption of such pronouncement.

Liquidity and Capital Resources

At March 31, 1999, combined cash, cash equivalents and short- and long-term marketable securities totaled $82.0 million, a decrease of $0.2 million from the end of 1998. Cash provided by operating activities during the three months ended March 31, 1999 totaled $6.4 million and resulted primarily from net income; an increase in unearned maintenance revenue related to annual renewal billings which occur during the first quarter; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and accrued compensation. Cash used by investing activities totaled $15.5 million and was a result of capital expenditures and purchases of marketable securities offset by sales and maturities of marketable securities. Cash provided by financing activities totaled $0.7 million and was a result of proceeds received from the exercise of employee stock options.

Accounts receivable decreased to $60.4 million at March 31, 1999 from $61.6 million at December 31, 1998. Days sales outstanding increased to 67 days as of March 31, 1999 from 66 days as of December 31, 1998. Current liabilities decreased to $72.6 million at March 31, 1999 from $76.5 million at December 31, 1998. The decrease in current liabilities is primarily a result of decreases in accounts payable and accrued incentive compensation, offset by increases in unearned maintenance and accrued royalties.

The Company has a $20 million unsecured line of credit with a commercial bank that expires in May 1999 and is subject to the maintenance of certain financial covenants. As of March 31, 1999, there were no borrowings outstanding against the Company's credit line. The Company expects that it will be able to renew its line of credit on comparable terms.

The Company anticipates that its present cash balances together with internally generated funds and credit lines will be sufficient to meet its working capital and capital expenditure needs for at least the next twelve months.

Other Matters

Year 2000. With the approach of the year 2000, the Company recognized that significant issues could arise in connection with the computer software products it licenses and the internal business systems which are essential to its operations. In 1997, the Company implemented a year 2000 Integrity Program (the Program) to ensure that the Company's computer software products and internal business systems will function properly in the year 2000 and thereafter.

The Program, as it relates to the software products licensed to customers, includes year 2000 compliance testing and certification of certain existing software products. All new generations of the Company's software products will be released as year 2000 compliant. Not all-current software products of the Company are year 2000 compliant and the Company does not plan to make them so. Accordingly, upgraded year 2000 compliant versions of such software products are being made available to customers and resellers who will then bear the responsibility for installing the upgraded software product in order to make their systems year 2000 compliant. Some of the Company's customers are running software product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current software product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. The Company's customer support organization initiated a program, Customer Service Profile 2000, to review the status of each Company product currently installed at a customer location and it provided the diagnostics used in this program to its resellers for their use at their customer locations. Customers who have support agreements with the Company have been directly informed as to whether or not the particular software products they have installed are year 2000 compliant. All customers are kept informed of the release of year 2000 compliant updates and upgrades via the Company's readiness disclosure statement on its Web site. The inability of any of the Company's software products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other costs and liabilities, as well as customers being unable to run software licensed from the Company and incurring significant costs from the resultant business interruption. The Company has spent an estimated $1.1 million on year 2000 product related projects through March 31, 1999. The expense for year 2000 product related projects is estimated to be approximately $.5 million for the remainder of 1999. Demand for the Company's software products could be adversely impacted to the extent customers and potential customers are temporarily distracted by their year 2000 remediation efforts, as such products compete for Information Technology (IT) resources that have been diverted for such remedial efforts which may have higher priority than implementing document management systems.

The Company has also initiated communications with significant third party vendors of computer software with which the Company's systems interface or upon which the Company's software products depend in order to coordinate efforts to minimize the extent to which the Company's business will be vulnerable to such third parties' failure to remediate their own year 2000 issues. Although the Company's compliance testing utilizes the embedded third-party software as an essential part of its software being tested, the Program does not include certification of customer-developed applications which run on the Company's software products or third party software which is incorporated in the Company's software products. Customers and third party vendors will remain directly responsible for year 2000 compliance testing of their software.

The Company requires that contingency plans be developed and validated in the event that any of its products cannot be updated and certified year 2000 compliant before its scheduled release date. The Company expects to have its contingency plans in place by October 31, 1999. In addition, the Company is forming a rapid response team as part of its Customer Services and IT groups that will respond to any problems during the year 2000 date change period.

The Program also includes a review of all internal IT systems for year 2000 compliance. This year 2000 compliance effort for IT systems is divided into three categories: 1) applications development and support; 2) IT production services and operations; and 3) business communications (data, voice and video). The program methodology consists of four phases: I) assessment; II) potential impact analysis; III) compliance integration; and IV) update, assessment, and contingency plan.

The Company's significant business systems (financial, operational, marketing, customer support, etc.) have been reviewed and are either currently year 2000 compliant or will be upgraded and/or replaced so as to be year 2000 tested and compliant during 1999. All of the hardware and software deployed in the Company's technical infrastructure is either fully year 2000 tested and compliant or is scheduled to be replaced with year 2000 compliant components by October 31, 1999. The Company is also evaluating IT related environmental systems (heating, air conditioning, security, etc.) and intends to make all such systems year 2000 compliant by October 31, 1999. To the extent possible, the Company will develop and execute contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems by October 31, 1999. Contingency plans are being developed in certain key areas, in particular finance, IT and customer service to ensure that any potential business interruptions caused by the year 2000 issue are mitigated. Such contingency plans may include identification of alternative sources for processing data and managing customer support issues. Business teams will be monitoring the critical systems, and service centers to react immediately to facilitate repairs at the end of the year 1999. Data retention and recovery procedures will be in place for critical business data to provide back-ups with on-site and off-site data copies. For those business, infrastructure and environmental systems that are to be upgraded in order to achieve year 2000 compliance, the majority were already scheduled for upgrade for other business reasons. The Company's cost to fund solely year 2000 compliance projects has been $0.3 million through March 31, 1999. The expense to complete these projects is estimated to be approximately $0.5 million for the remainder of 1999.

 Although the Company is not aware of any material operational issues or costs associated with preparing its software products and internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issue. The Company's inability to implement such systems and changes could have an adverse effect on future results of operations. The costs of the Company's year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third party modification plans. However, in particular due to the potential impact of third party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

The foregoing statements are based upon management's best estimates at the present time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the nature and amount of programming required to upgrade or replace each of the affected programs, and the success of the Company's external customers, resellers, and vendors and suppliers in addressing the year 2000 issue.

The EURO Conversion. On January 1, 1999, eleven of the fifteen-member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the EURO. These countries have agreed to adopt the EURO as their common legal currency from that date. The EURO will trade on currency exchanges and be available for non-cash transactions. These countries will issue sovereign debt exclusively in EURO and will redenominate outstanding sovereign debt. Effective on January 1, 1999, these countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the EURO, is exercised by the new European Central Bank.

The legacy currencies are scheduled to remain legal tender in these countries as a denomination of the EURO between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the EURO or the country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates will no longer be computed directly from one legacy currency to another. Instead, a "triangulation" process will be applied whereby an amount denominated in one legacy currency first will be converted into an amount denominated in EURO, and the resultant EURO-denominated amount is converted into the second legacy currency.

The Company has made the necessary changes to its internal business systems to support transactions denominated in the EURO, including establishing EURO price lists for affected countries. The Company is in the process of evaluating the impact that the conversion to the EURO will have on its financial condition and results of operations. Based on this evaluation to date, the Company currently does not believe that there will be a material adverse impact on its financial condition or results of operations as a result of the EURO conversion.

Environmental Matters. The Company is not aware of any issues related to environmental matters that have, or are expected to, materially affect its business.

Recent Accounting Pronoucements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity. The Company will continue to evaluate the adoption of such pronouncement.

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

Intellectual Property and other Proprietary Rights. The Company's success depends, in part, on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or a commercial advantage to the Company. The Company has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their products, that their products are, or will be, year 2000 compliant, or that their products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of theses software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company's business, financial condition or results of operations.

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

Dependence on Certain Relationships. The Company has entered into a number of key relationships with other companies such as Microsoft Corporation, IBM Global Services, SAP AG, Hewlett-Packard Company, and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with, or support of, the Company and its products.

Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development, consultants and operational personnel. Competition for such personnel, particularly engineers and other technical personnel, is intense, and pay scales in the software industry are increasing. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

Product Liability. Products as complex as those sold by the Company are susceptible to errors or failures, especially when first introduced or when new versions are released. The Company's products are often intended for use in applications that are critical to a customer's business. As a result, the Company's customers may rely on the effective performance of the software to a greater extent than the market for software products generally. The Company conducts extensive product testing to ensure that its products are free of significant errors and defects. In addition, the Company has designed and tested the most current versions of its products to be year 2000 compliant. However, some of the Company's customers are running earlier products that are not year 2000 compliant. Although the Company has been encouraging such customers to migrate to current product versions, no assurance can be given that all of them will do so in a timely fashion, if at all. Moreover, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. There can be no assurance that such third-party software will be free of errors and defects or be year 2000 compliant in a timely fashion. Although the Company has not experienced any material product liability claims to date, there can be no assurance that errors or defects, whether associated with year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. The Company's license agreements with customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference. (b) No reports on Form 8-K were filed during the first quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

May 11, 1999                   By:______________/s/_____________________________
Date Mark S. St. Clare, Chief Financial Officer and Sr. Vice President, Finance (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.   Description
-----------   ------------------------------------------------------------------
 3.1*         Restated  Certificate  of  Incorporation,  as  amended  (filed as
              Exhibit 3.1  to Form S-4  filed on January 26, 1996;  Registration
              No. 333-00676).

 3.1.1* Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Form S-4 filed on January 26, 1996, Registration No. 333-00676).

 3.2* Bylaws (filed as Exhibit 3.2 of the Registrant's registration statement on Form S-1, Registration No 33-15004 (the "Form S-1")).

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

10.9*         Amended and Restated 1995 Stock Option Plan of FileNET (filed as
              Exhibit 99.1 to Form S-8 filed on November 9, 1998; Registration No. 333-66997).
---------------------------------------------
* Incorporated herein by reference

Exhibit No.   Description
-----------   ------------------------------------------------------------------
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

10.11* Non-Statutory Stock Option Agreement(with Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr. Lee Roberts (filed as Exhibit 99.17 to Form S-8 on August 20, 1997).

10.12* Non-Statutory Stock Option Agreement(with Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr. Ron Ercanbrack (filed as Exhibit 99.19 to Form S-8 on August 20,
              1997).

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

10.17* Amendment 2 dated December 18, 1998 to the Product License Agreement between the Registrant and Novell, Inc. dated May 16, 1995 (filed as Exhibit 10.17 to Form 10-K/A for the year ended December 31, 1998).

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

10.22* FileNET Corporation International Employee Stock Purchase Plan (filed as Exhibit 99.16 to Form S-8, filed on November 9, 1998; Registration No. 333-66997).

27            Financial Data Schedule.
-----------------------------------------------
* Incorporated herein by reference