Form 10-Q
period 1999-06-30
FILENET CORP
filed 1999-08-12
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

              3565 Harbor Boulevard, Costa Mesa, CA 92626
------------------------------------------------------------------------
          (Address of principal executive offices) (Zip code)

                            (714) 966-3400
------------------------------------------------------------------------
          (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 30, 1999, there were 32,252,283 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                         Page
                                                                        Number
-------- ------------------------------------------------------------ ----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          as of  June 30, 1999 (unaudited) and December 31, 1998.........  3

          Consolidated Statements of Operations (unaudited)
          for the three and six month periods ended June 30,
          1999 and 1998..................................................  4

          Consolidated Statements of Comprehensive Operations
          (unaudited)for the three and six month periods ended
          June 30, 1999 and 1998.........................................  5

          Consolidated Statements of Cash Flows (unaudited)
          for the three and six month periods ended June 30, 1999
          and 1998.......................................................  6

          Notes to Consolidated Financial Statements (unaudited).........  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................ 10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................. 19

Item 4.   Submission of Matters to a Vote of Security Holders............ 19

Item 5.   Other Information.............................................. 19

Item 6.   Exhibits and Reports on Form 8-K............................... 19

          SIGNATURE...................................................... 20

          INDEX TO EXHIBITS.............................................. 21

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                 June 30,          December 31,
                                                   1999               1998
                                              ---------------    ---------------
                                               (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                      $  57,496       $  55,820
   Short-term marketable securities                  14,415          15,484
   Accounts receivable, net                          67,512          61,636
   Inventories                                        3,115           2,419
   Prepaid expenses and other current assets          7,731           8,865
                                                ------------    ------------
     Total current assets                           150,269         144,224

 Property, net                                       42,302          44,177
 Long-term marketable securities                     22,370          10,885
 Deferred income taxes                                6,433           6,385
 Other assets                                         1,401           1,151
                                                ------------    ------------
     Total assets                                $  222,775      $  206,822
                                                ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                               $  15,048       $  21,022
   Accrued compensation and benefits                 22,456          22,165
   Unearned maintenance revenue                      21,830          11,238
   Federal income tax payable                         5,454           3,618
   Deferred income taxes                                953             942
   Other accrued liabilities                         22,868          17,517
                                                ------------    ------------
      Total current liabilities                      88,609          76,502

 Stockholders' equity:
   Preferred stock - $.10 par value;
     7,000,000 shares authorized; none
     issued and outstanding Common stock -
     $.01 par value; 100,000,000 shares
     authorized; 33,240,573 and 32,924,950
     shares outstanding at June 30, 1999 and
     December 31, 1998, respectively                146,581         144,242
   Retained earnings                                  9,246           3,304
   Accumulated other comprehensive operations        (7,094)         (2,659)
                                                ------------    -------------
                                                    148,733         144,887
   Treasury stock, at cost; 1,098,000 shares
   at June 30, 1999 and December 31, 1998
   respectively                                     (14,567)        (14,567)
                                                ------------    -------------
   Total stockholders' equity                       134,166         130,320
                                                ------------    -------------
   Total liabilities and stockholders'
     equity                                     $   222,775      $  206,822
                                                ============    =============

See accompanying notes to consolidated financial statements.

                                         FILENET CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share data)


                                   Three Months Ended June 30,            Six Months Ended June 30,
                                 --------------------------------      --------------------------------
                                     1999              1998                 1999             1998
                                 --------------   ---------------      ---------------   --------------
                                  (Unaudited)       (Unaudited)         (Unaudited)       (Unaudited)

Revenue:
   Software                      $   48,651       $    44,403          $    90,635       $   87,650
   Service                           33,893            29,467               67,320           52,938
   Hardware                           3,545             6,502                9,576           13,393
                                 -----------      ------------         ------------      ------------
   Total revenue                     86,089            80,372              167,531          153,981
                                 -----------      ------------         ------------      ------------
 Costs and expenses:
   Cost of software revenue           4,663             4,265                8,624            7,951
   Cost of service revenue           20,515            16,967               40,819           31,313
   Cost of hardware revenue           1,867             3,238                5,033            6,598
   Research and development          13,234            11,820               26,336           23,894
   Selling, general and
     administrative                  40,746            38,585               80,191           76,152
                                 -----------      ------------         ------------      ------------
   Total costs and expenses          81,025            74,875              161,003          145,908
                                 -----------      ------------         ------------      ------------
 Operating income                     5,064             5,497                6,528            8,073
 Other income, net                      499             1,031                1,960            2,010
                                 -----------      ------------         ------------      ------------
 Income before income taxes           5,563             6,528                8,488           10,083
 Provision for income taxes           1,669             1,893                2,546            2,924
                                 -----------      ------------         ------------      ------------
 Net income                      $    3,894       $     4,635          $     5,942       $    7,159
                                 ===========      ============         ============      ============
 Earnings per share:
   Basic                         $     0.12       $      0.15          $      0.19       $     0.23
   Diluted                       $     0.12       $      0.14          $      0.18       $     0.21

 Weighted average shares
   outstanding:
   Basic                             32,066            30,801               31,990           30,501
   Diluted                           32,563            34,097               32,558           33,530

See accompanying notes to consolidated financial statements.

                                             FILENET CORPORATION
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                               (In thousands)




                                                 Three Months Ended June 30,             Six Months ended June 30,
                                               --------------------------------      --------------------------------
                                                   1999              1998                1999              1998
                                               --------------   ---------------      --------------   ---------------
                                                (Unaudited)      (Unaudited)          (Unaudited)      (Unaudited)

 Net income                                    $       3,894    $        4,635       $       5,942    $        7,159
                                               --------------   ---------------      --------------   ---------------

 Other comprehensive income(loss):
   Foreign currency translation
     adjustments-1                                    (1,702)            1,064              (4,355)             (657)


 Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)-2                  (64)                7                 (80)               12

                                               --------------   ---------------      --------------   ---------------
 Total other comprehensive income (loss)              (1,766)            1,071              (4,435)             (645)
                                               --------------   ---------------      --------------   ---------------

 Comprehensive income                          $       2,128    $        5,706       $       1,507    $        6,514
                                               ==============   ===============      ==============   ===============

---------------------------------------------------------------------------------
1 net of tax effect of $1,135 and $(709) for the three months ended June 30, 1999 and 1998,  respectively  and net of tax  benefit of $2,903 and $438 for the six months ended June 30, 1999 and 1998, respectively

2 net of tax effect of $43 and $(5) for the three months ended June 30, 1999 and 1998, respectively and net of tax effect of $53 and $(8) for the six months ended June 30, 1999 and 1998, respectively

See accompanying notes to consolidated financial statements.


                                            FILENET CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                       Six Months Ended June 30,
                                                                  ------------------------------------
                                                                       1999                1998
                                                                  ----------------    ----------------
 Cash flows from operating activities:
 Net income                                                       $     5,942         $     7,159
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                      8,688               7,109
     Provision for doubtful accounts                                      202                 377
     Deferred income taxes                                                 59                 575
     Changes in operating assets and liabilities:
       Accounts receivable                                             (9,263)             (9,325)
       Inventories                                                       (695)                386
       Prepaid expenses and other current assets                          783                 764
       Accounts payable                                                (5,687)              1,201
       Accrued compensation and benefits                                  734               2,551
       Unearned maintenance revenue                                    10,682               6,665
       Federal income tax payable                                       1,845               4,782
       Other                                                            7,737              (4,552)
                                                                  -------------       -------------
 Net cash provided by operating activities                             21,027              17,692
                                                                  -------------       -------------
 Cash flows from investing activities:
 Proceeds from sale of equipment                                        1,313                 422
 Capital expenditures                                                  (8,898)            (13,586)
 Purchases of marketable securities                                   (28,048)            (21,065)
 Proceeds from sales and maturities of marketable securities           15,600              24,113
                                                                  -------------       -------------
  Net cash used by investing activities                               (20,033)            (10,116)
                                                                  -------------       -------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                 2,340               9,740
 Common stock repurchased                                                   -              (4,435)
                                                                  -------------       -------------
 Net cash provided by financing activities                              2,340               5,305
                                                                  -------------       -------------
 Effect of exchange rate changes on cash and cash equivalents          (1,658)               (124)
                                                                  -------------       -------------

 Net increase in cash and cash equivalents                              1,676              12,757
 Cash and cash equivalents, beginning of year                          55,820              37,344
                                                                  -------------      --------------
 Cash and cash equivalents, end of period                         $    57,496         $    50,101
                                                                  =============      ==============
 Supplemental cash flow information:
 Interest paid                                                    $         9         $        60
 Income taxes paid                                                $        46         $       516

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 1999 and the results of its operations, its comprehensive operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's Quarterly Report on form 10-Q for the quarter ended March 31, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. In May 1998, the Company effected a two-for-one split of its common stock. All references in the consolidated financial statements to number of shares and per share amounts of the Company's common stock have been restated to reflect the split.

3. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

4. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three and six month period ended June 30, 1999.

                                                                            Per Share
     (In thousands, except per share           Net Income        Shares       Amount
        amounts)                              ---------------------------------------
     Three months ended June 30, 1999
       Basic earning per share                 $    3,894       32,066         $ 0.12
       Effect of dilutive stock options                            497
                                              ------------  -----------
       Diluted earnings per share              $    3,894       32,563         $ 0.12
                                              ============  ===========

     Six months ended June 30, 1999
       Basic earning per share                 $    5,942       31,990         $ 0.19
       Effect of dilutive stock options                            568
                                              ------------  -----------
       Diluted earnings per share              $    5,942       32,558         $ 0.18
                                              ============  ===========

5. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting
     Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Consolidated Statements of Comprehensive Operations for the three and six month period ended June 30, 1999 and 1998. Accumulated other comprehensive operations as of June 30, 1999 is comprised of the following:

                                                                         Accumulated
                                 Foreign Currency      Unrealized           Other
                                   Translation          Holding         Comprehensive
(In thousands)                      Adjustment       Gains (Losses)       Operations
                                 -----------------  -----------------  -----------------

 Balance, December 31, 1998       $     (2,667)      $            8     $       (2,659)
 Current period changes                 (4,355)                 (80)            (4,435)
                                 -----------------  -----------------  -----------------
 Balance, June 30, 1999           $     (7,022)      $          (72)    $       (7,094)
                                 =================  =================  =================

6. The Company has prepared operating segment information in accordance with SFAS 131 to report components that are evaluated regularly by the Company's chief operating decision-makers in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services. The results of the segments reflect allocation of certain functional expense categories consistent with its internal reporting which is not the same as GAAP reporting.

     Operating segments data for the three and six month periods ended June 30, 1999 compared to the same periods for 1998 is as follows:

                                      Three months ended June 30,     Six months ended June 30,
      In thousands                          1999            1998           1999           1998
                                      ---------------------------     -------------------------
     Software
       Revenue                          $ 48,651        $ 44,403       $ 90,635       $ 87,650
       Operating income (loss)               931             286        (2,759)            321

     Customer Support
       Revenue                          $ 20,506        $ 16,999       $ 40,051       $ 32,861
       Operating income                    3,588           2,839          7,510          4,463

     Professional Services and
      Education
       Revenue                         $  11,665        $  9,555       $ 23,406       $ 15,498
       Operating income (loss)               (2)             878            185            654

     Hardware
       Revenue                          $  3,545        $  6,502       $  9,576       $ 13,393
       Operating income                      397             959          1,277          1,931

     Other
       Revenue                          $  1,722        $  2,913       $  3,863       $  4,579
       Operating income                      150             535            315            704

     Total
       Revenue                          $ 86,089        $ 80,372      $ 167,531      $ 153,981
       Operating income                    5,064           5,497          6,528          8,073

7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity. The Company will continue to evaluate the early adoption of this pronouncement.

8. In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET
     Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed. In March 1997, Eastman Kodak Company (Kodak) purchased the Wang imaging business unit that has responsibility for this litigation. On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

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

     If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to successfully redesign the infringing products or obtain a license on acceptable terms. Based on the Company's analysis of these Eastman patents and their respective file histories, the Company believes that it has meritorious defenses to Eastman's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Nyquist Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period April 16, 1998 through October 7, 1998. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees and costs. The court has appointed the lead plaintiff and lead plaintiffs' counsel and consolidated all actions. On July 22, 1999, defendant filed a motion to dismiss the complaint in its entirely. The Company believes that all of the allegations contained in the Nyquist Action are without merit and intends to defend the actions vigorously; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     Subsequent to December 31, 1998, the former shareholders of Saros Corporation filed a demand for mandatory arbitration to release approximately 0.2 million shares of the Company's stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996 among FileNET Corporation, FileNET Acquisition Corporation and Saros Corporation and for damages. In August 1999, the Company and the Shareholders' Agent agreed to mediate the matter. The date for mediation has not been set. Nonwithstanding the foregoing, each party has selected an arbitrator and agreed upon a third neutral arbitrator in connection with arbitration. A date for arbitration, if needed, willnot be set until the mediation process is completed. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate or any resulting potential loss cannot be presently determined.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and "Factors That May Affect Future Results" in this item of this Quarterly Report, and with the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Results of Operations

Revenue

                                            Three Months Ended June 30,             Six Months Ended June 30,
                                        ------------------------------------   -----------------------------------
 (Dollars in millions)                     1999         1998      % Change        1999        1998      % Change
                                        ------------ -----------  ----------   ------------ ---------- -----------

 Software revenue
   Domestic                                 $  32.9     $  26.7       23%         $ 59.7     $ 56.2          6%
   International                                                     (11%)                                  (1%)
                                               15.8        17.7                     31.0       31.4
                                        ------------ -----------                ------------ ----------
   Total software revenue                   $  48.7     $  44.4       10%         $ 90.7     $ 87.6          4%
                                        ------------ -----------                ------------ ----------
    Percentage of total revenue                 57%         55%                      54%        57%

 Customer Support
   Domestic                                 $  16.2     $  13.3       22%         $ 31.3     $ 25.7         22%
   International                                4.3         3.7       16%            8.7        7.2         21%
                                        ------------ -----------                ------------ ----------
   Total customer support revenue           $  20.5     $  17.0       21%         $ 40.0     $ 32.9         22%
                                        ------------ -----------                ------------ ----------
     Percentage of total revenue                24%         21%                      24%        21%

 Professional Services and Education
   Domestic                                 $   8.5      $  7.6       12%         $ 17.0     $ 11.3         50%
   International                                3.2         1.9       68%            6.4        4.2         52%
                                        ------------ -----------                ------------ ----------
   Total professional services and
     education revenue                     $   11.7      $  9.5       23%         $ 23.4     $ 15.5         51%
                                        ------------ -----------                ------------ ----------
     Percentage of total revenue                 13%         12%                     14%        10%

 Hardware revenue
   Domestic                                 $   2.3      $  4.6      (50%)         $  7.1     $  9.6       (26%)
   International                                1.2         1.9      (37%)            2.4        3.8       (37%)
                                        ------------ -----------                ------------ ----------
   Total hardware revenue                   $   3.5      $  6.5      (46%)         $  9.5     $ 13.4       (29%)
                                        ------------ -----------                ------------ ----------
     Percentage of total revenue                  4%          8%                       6%        9%

 Other revenue
   Domestic                                 $   1.3      $  2.0      (35%)         $  3.1     $  3.3        (6%)
   International                                0.4         1.0      (60%)            0.8        1.3       (38%)
                                        ------------ -----------                 ------------ ----------
   Total other revenue                      $   1.7      $  3.0      (43%)         $  3.9     $  4.6       (15%)
                                        ------------ -----------                ------------ ----------
     Percentage of total revenue                 2%          4%                        2%        3%
                                        ------------ -----------                ------------ ----------

 Total revenue
   Domestic                                 $  61.2     $  54.2       13%          $118.2    $ 106.1         11%
   International                               24.9        26.2       (5%)           49.3       47.9          3%
                                        ------------ -----------                ------------ ----------
   Total revenue                            $  86.1     $  80.4        7%          $167.5    $ 154.0          9%
                                        ============ ===========                ============ ==========

Software revenue from the licensing of the Company's software products increased 10% and 4% for the three and six month periods, respectively, ended June 30, 1999 over the comparable periods of 1998. The increases were primarily attributable to an increase in the volume of domestic product shipments to new Panagon customers.

Customer support revenue consists of revenue from maintenance contracts and "fee for service" revenues. Customer support revenue increased 21% and 22% for the three and six month period, respectively, ended June 30, 1999 over the comparable periods of 1998. The increases were attributable to increased maintenance revenue due to the growth of the Company's installed base.

Professional services and education revenue consists of revenue from consulting and implementation services provided to end users of the Company's software products, technical consulting services provided to the Company's resellers and training services. Consulting services are primarily performed on a time and material basis. Professional services and education revenue increased 23% and 50% for the three and six month period, respectively, ended June 30, 1999 over the comparable periods of 1998 due to increased demand for the Company's expanded professional services and education offerings.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSAR). Hardware revenue decreased by 46% and 29% for the three and six month period, respectively, ended June 30, 1999 over the comparable periods of 1998. This decrease is the result of a decrease in new orders experienced both domestically and internationally due to customers' ordering competitive products. The Company expects hardware revenue to continue to decline in both absolute dollars and as a percentage of total revenue.

Other revenue is generated from the sale of spare parts, supplies and "third-party" products. Other revenue decreased 43% and 15% for the three and six month period, respectively, ended June 30, 1999 compared to the same periods in 1998 due to decreased sales of spare parts.

International revenues were approximately 29% and 33% of total revenues in the three month periods ended June 30, 1999 and 1998, respectively. For the six month period ended June 30, 1999 and 1998 international revenues constituted 29% and 31% of total revenues, respectively. The decreases are attributable to the softening of non-European markets. Management expects that the Company's international operations will continue to account for a significant portion of total revenues. International revenues are subject to certain risks including but not limited to political and economic instability; and currency fluctuations. See "Factors That May Affect Future Results" below.

Cost of Revenue

                                             Three Months Ended June 30,             Six Months Ended June 30,
                                        --------------------------------------  ------------------------------------
 (Dollars in millions)                        1999         1998     % Change         1999         1998    % Change
                                        --------------------------------------  ------------------------------------
 Cost of software revenue                   $  4.7       $  4.3          9%        $  8.6       $  8.0           8%
  Percentage of software revenue                10%          10%                        9%           9%

 Cost of customer support revenue           $  9.2       $  8.0         15%        $ 17.9       $ 16.1          11%
  Percentage of customer support
    revenue                                     45%          47%                       45%          49%

 Cost of professional services  and
    education revenue                       $  9.9       $  7.0         41%        $ 19.7      $  11.9          66%
  Percentage of professional services
     and education revenue                      85%          74%                       85%          77%

 Cost of hardware revenue                   $  1.8       $  3.2       (44%)        $  5.0       $  6.6        (24%)
  Percentage of hardware revenue                51%          49%                       53%          49%

 Cost of other revenue                      $  1.4       $  2.0       (30%)       $  3.2       $  3.3          (3%)
Percentage of other revenue                     82%          67%                       82%          72%

 Total cost of revenue                     $  27.0      $  24.5         10%        $ 54.4       $ 45.9          19%
  Percentage of total revenue                   31%          30%                       32%          30%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue remained constant at 10% for the three months ended June 30, 1999 and 1998 and 9% for the six months ended June 30, 1999 and 1998.

The cost of customer support revenue includes customer support personnel, supplies, and the cost of third party hardware maintenance. The cost of customer support revenue as a percentage of customer support revenue for the three month period ended June 30, 1999 decreased to 45% from 47% in the same period of 1998. The cost of customer support revenue for the six month period ended June 30, 1999 decreased to 45% from 49% for the comparable period of 1998. The decrease is attributable to cost savings realized through the consolidation of the Company's European operations.

The cost of professional services and education revenue consists primarily of professional services and training personnel and third party contractors. The cost of professional services and education revenue as a percentage of professional services and education revenue for the three month period ended June 30, 1999 increased to 85% from 74% for the same period of 1998. The cost of professional services and education revenue for the six month period ended June 30, 1999 increased to 85% from 77% for the comparable period of 1998. The increase is due to the addition of professional services management personnel to support the Company's announced strategy of increasing its focus on delivering new professional services products.

The cost of hardware revenue includes the cost of manufacturing OSARs, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the three month period ended June 30, 1999 increased to 51% from 49% for the comparable period of 1998. The cost of hardware revenue as a percentage of hardware revenue for the six month period ended June 30, 1999 increased to 53% from 49% for the comparable period of 1998. The increase is due to lower revenue without a corresponding decrease in fixed manufacturing costs.

The cost of other revenue includes the cost of supplies, spare parts and "third party" product. The cost of other revenue as a percentage of other revenue for the three months ended June 30, 1999 increased to 82% from 67% for the comparable period of 1998. The cost of other revenue as a percentage of other revenue for the six month period ended June 30, 1999 increased to 82% from 72% for the comparable period of 1998. The increase is due to the selling of higher cost product in 1999 compared to 1998.

Operating Expenses

                                       Three Months Ended June 30,                Six Months Ended June 30,
                                   -------------------------------------    ------------------------------------
 (Dollars in millions)                   1999        1998     % Change           1999        1998     % Change
                                   -----------------------   -----------    ----------------------   -----------
 Research and development             $  13.2     $  11.8         12%          $ 26.3      $ 23.9         10%
  Percentage of total revenue              15%         15%                         16%         16%

 Selling, general and
    administrative                    $  40.8     $  38.6          6%          $ 80.2      $ 76.1          5%
  Percentage of total revenue              47%         48%                         48%         49%

Research and development expenses increased 12% and 10% for the three and six month periods ended June 30, 1999, respectively, compared to the comparable periods of 1998. The increases in absolute dollars were due to a general increase in salaries and recruiting costs necessitated by the intense competitive environment for software engineers and an increase in the use of contract developers. As a percentage of total revenue, research and development expenses were at 15% for the three month period ended June 30, 1999 and 1998, respectively and 16% for the six month period ended June 30, 1999 and 1998, respectively.

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

Selling, general and administrative expenses increased 6% and 5% for the three and six month periods ended June 30 1999, compared to the comparable periods of 1998. The increase was primarily due to overall increases in salaries, increased sales development and training costs and consulting related to systems development projects. As a percentage of total revenue, selling, general and administrative expenses decreased to 48% for the six months period ended June 30, 1999 from 49% for the comparable period of 1998 primarily due to the higher revenue levels in 1999.

Provision for Income Taxes. The Company's combined federal, state and foreign annual effective tax rate for the for the three and six months ended June 30, 1999, respectively was 30% compared to 29% for the comparable periods in 1998. The increase in the rate is attributable to a decrease in taxable income generated in lower tax jurisdictions outside of North America.

Foreign Currency Fluctuations and Inflation. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of June 30, 1999, the Company had forward exchange contracts outstanding totaling approximately $1.2 million in 8 currencies. All of these contracts mature in three months.

Other comprehensive loss reflects an increase of $1.7 for the three months ended June 30, 1999 and an increase of $4.4 for the six months ended June 30, 1999 in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Euro currency against the U.S. dollar during the periods.

Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the three and six months ended June 30, 1999 and 1998.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS 133, is effective for fiscal years beginning after June 15, 2000 and will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity. The Company will continue to evaluate the early adoption of this pronouncement.

Liquidity and Capital Resources

At June 30 1999, combined cash, cash equivalents and short- and long-term marketable securities totaled $94.3 million, an increase of $12.1 million from the end of 1998. Cash provided by operating activities during the six months ended June 30, 1999 totaled $21.0 million and resulted primarily from net income; an increase in unearned maintenance revenue related to annual renewal billings; an increase in other accrued liabilities; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and increase in accounts receivable. Cash used by investing activities totaled $20.0 million and was a result of capital expenditures and purchases of marketable securities offset by sales and maturities of marketable securities. Cash provided by financing activities totaled $2.3 million and was a result of proceeds received from the exercise of employee stock options.

Accounts receivable increased to $67.5 million at June 30, 1999 from $61.6 million at December 31, 1998. Days sales outstanding increased to 71 days as of June 30, 1999 from 66 days as of December 31, 1998. Current liabilities increased to $88.6 million at June 30, 1999 from $76.5 million at December 31, 1998. The increase in current liabilities is primarily a result of increases in unearned maintenance revenue, accrued royalties and accrued taxes, offset by decreases in accounts payable.

The Company has a $20 million unsecured line of credit with a commercial bank that expires in June 2001 and is subject to the maintenance of certain financial covenants. As of June 30, 1999, there were no borrowings outstanding against the Company's credit line and the Company was in compliance with all the covenants of the line.

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

The Program, as it relates to the software products licensed to customers, includes year 2000 compliance testing and certification of all current software products. All new generations of the Company's software products will be released as year 2000 compliant. Not all software products of the Company are year 2000 compliant and the Company does not plan to make them so. Accordingly, upgraded year 2000 compliant versions of such software products are being made available to customers and resellers who will then bear the responsibility for installing the upgraded software product in order to make their systems year 2000 compliant. Some of the Company's customers are running software product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current software product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. The Company's customer support organization is in the process of completing its program, Customer Service Profile 2000, to review the status of each Company product currently installed at a customer location and to schedule upgrades according to the customer's requirements and support programs. It also provided the diagnostics used in such program to its resellers for their use at their customer locations. Customers who have support agreements with the Company have been directly informed as to whether or not the particular software products they have installed are year 2000 compliant. All customers are kept informed of the release of year 2000 compliant updates and upgrades via the Company's readiness disclosure statement on its Web site. The inability of any of the Company's software products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other costs and liabilities, as well as customers being unable to run software licensed from the Company and incurring significant costs from the resultant business interruption. The Company has implemented a contingency plan for certain legacy software products which provides an upgrade path to current year 2000 compliant versions of the Company's software products with similar functionality. The Company has spent an estimated $1.2 million on year 2000 product related projects through June 30, 1999. The expense for year 2000 product related projects is estimated to be approximately $.4 million for the remainder of 1999. The Company is forming a rapid response team as part of customer support that will respond to problems during the year 2000 date change period. The Company estimates these expenses at $.1 million.

The Company has communicated with significant third party vendors of computer software with which the Company's systems interface or upon which the Company's software products depend. Such third party vendors have delivered year 2000 versions or guaranteed that its current computer software is year 2000 compliant. In the event that customers of the Company have year 2000 related problems with such third party software, the ompany has been assured that the third party will remediate their own year 2000 issues. Although the Company's compliance testing utilizes the embedded third party software as an essential part of its software being tested, the Program does not include certification of third party software which is incorporated in the Company's software products or customer-developed applications which run on the Company's software products. Customers and third party vendors will remain directly responsible for year 2000 compliance testing of their software.

The Program also includes a review of all internal IT systems for year 2000 compliance. The Company's significant business systems (financial, operational, marketing, customer support, etc.) have been reviewed and are either currently year 2000 compliant or will be upgraded and/or replaced so as to be year 2000 tested and compliant by October 31, 1999. All of the hardware and software deployed in the Company's technical infrastructure is either fully year 2000 tested and compliant or is scheduled to be replaced with year 2000 compliant components by October 31, 1999. The Company is also evaluating IT related environmental systems (heating, air conditioning, security, etc.) and intends to make all such systems year 2000 compliant by October 31, 1999. To the extent possible, the Company will develop and execute contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems by October 31, 1999. Contingency plans are being developed in certain key areas, in particular finance, sales, IT and customer service to ensure that any potential business interruptions caused by the year 2000 issue are mitigated. Such contingency plans may include identification of alternative sources for processing data and managing customer support issues. Business teams will be monitoring the critical systems, and service centers to react immediately to facilitate repairs at the end of the year 1999. Data retention and recovery procedures will be in place for critical business data to provide back-ups with on-site and off-site data copies. For those business, infrastructure and environmental systems that are to be upgraded in order to achieve year 2000 compliance, the majority were already scheduled for upgrade for other business reasons. The Company's cost to fund solely year 2000 compliance projects has been $0.4 million through June 30, 1999. The expense to complete these projects is estimated to be approximately $0.7 million for the remainder of 1999. Although the Company is not aware of any material operational issues or costs associated with preparing its software products and internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issue.

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

Rapid Technological Change; Product Development. The market for the Company's software and products is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. The Company's continued success will be dependent upon its ability to continue to enhance its existing software, develop and introduce, in a timely manner, new software products incorporating technological advances and respond to customer requirements, including without limitation enhancements to certain specified Company software products to achieve year 2000 compliance. There can be no assurance that the Company will be successful in developing and marketing new software products or enhancements to its existing software on a timely basis or that any new or enhanced software will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new software or enhancements to existing software in a timely manner in response to changing market conditions or customer requirements, including without limitation enhancements to certain existing software products to achieve year 2000 compliance, the Company's business and operating results could be adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business and operating results.

Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in the Company's revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for the Company's products; the effectiveness of the Company's efforts to continue to integrate various software it has developed or acquired and to achieve the desired level of sales from such software integration; the level of product and price competition; the length of the Company's sales cycle;
improvements in the productivity of the Company's sales force; seasonality of individual customer buying patterns; the size and timing of individual transactions; the delay or deferral of customer implementations; the budget cycles of the Company's customers; the timing of new software introductions and software enhancements by the Company and its competitors; the mix of sales by products, software, services and distribution channels; levels of international sales; acquisitions by competitors; changes in foreign currency exchange rates, impact of the EURO currency; the ability of the Company to develop and market new software products and control costs; and general domestic and international economic and political conditions. Demand for the Company's software products could be adversely impacted to the extent customers and potential customers are temporarily distracted by their year 2000 remediation efforts, as such products compete for information technology (IT) resources that have been diverted for such remedial efforts which may have higher priority than ordering or implementing the Company's software products.

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

Competition. The integrated document management, imaging, workflow, computer output to laser disk and electronic document management software markets are highly competitive, and there are certain competitors of the Company with substantially greater sales, marketing, development and financial resources. The Company believes that the competitive factors affecting the market for its software products and services include vendor and product reputation; product quality, performance and price; the availability of software products on multiple platforms; product scalability; product integration with other enterprise applications; software functionality and features; software ease of use; and the quality of customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While the Company believes it competes favorably in each of these areas, there can be no assurance that it will continue to do so. Moreover, the Company's present or future competitors may be able to develop software products comparable or superior to those offered by the Company, offer lower price products or adapt more quickly than the Company to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current software products and innovations. There can be no assurance that the Company will be able to continue to compete effectively in its market or that future competition will not have a material adverse effect on its business, financial condition or results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by the Company. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Intellectual Property and other Proprietary Rights. The Company's success depends, in part, on its ability to protect its proprietary rights to the technologies used in its principal products. The Company relies on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights in its software products. There can be no assurance that the Company's existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or a commercial advantage to the Company. The Company has no software patents. Also, in selling certain of its products, the Company relies on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software used in the Company's products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their software products, that their products are, or will be, year 2000 compliant, or that their software products will otherwise continue to be available to the Company on commercially reasonable terms. The loss or inability to maintain any of theses software licenses could result in delays or reductions in software shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company's business, financial condition or results of operations.

The Company may, from time to time, be notified that it is infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and the Company's technology will create new software products and technology that may give rise to claims of infringement. While no actions other than those discussed below are currently pending against the Company for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against the Company in the future. Infringement actions can result in substantial cost to, and diversion of, resources of the Company. If the Company were found to infringe upon the rights of others, no assurance can be given that the Company could redesign the infringing products or could obtain licenses on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or redesign its products or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on the Company's business, financial condition or results of operations.

In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that the Company is infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly owned subsidiary that was merged into the Company, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed. In March 1997, Eastman Kodak Company (Kodak) purchased the Wang imaging business unit that has responsibility for this litigation. On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

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

If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to redesign the infringing products or obtain a license on acceptable terms. Based on the Company's analysis of these Eastman patents and their respective file histories, the Company believes that it has meritorious defenses to Eastman's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

Dependence on Certain Relationships. The Company has entered into a number of key relationships with other companies such as Microsoft Corporation, IBM Global Services, SAP AG, Hewlett-Packard Company, and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with, or support of, the Company and its products.

Dependence on Key Management and Technical Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management, marketing, technical and operational personnel. In general, the Company does not utilize employment agreements for its key employees. The loss of the services of one or more key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled management, technical, marketing, product development, consultants and operational personnel. Competition for such personnel, particularly engineers and other technical personnel, is intense, and pay scales in the software industry have significantly increased. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

Product Liability. Software and products as complex as those sold by the Company are susceptible to errors or failures, especially when first introduced or when new versions are released. The Company's software products are often intended for use in applications that are critical to a customer's business. As a result, the Company's customers may rely on the effective performance of the software to a greater extent than the market for software products generally. The Company conducts extensive software testing to ensure that its software is free of significant errors and defects. In addition, the Company has designed and tested the most current versions of its software products to be year 2000 compliant. However, some of the Company's customers are running earlier software products that are not year 2000 compliant. Although the Company has been encouraging such customers to migrate to current software versions, no assurance can be given that all of them will do so in a timely fashion, if at all. Moreover, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and is used in the Company's products to perform key functions. There can be no assurance that such third party software will be free of errors and defects or be year 2000 compliant in a timely fashion. Although the Company has not experienced any material product liability claims to date, there can be no assurance that errors or defects, whether associated with year 2000 functions or otherwise, will not result in product liability claims against the Company in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition. The Company's license agreements with customers typically contain provisions designed to limit its exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions.

Stock Price Volatility. The Company believes that a variety of factors could cause the trading price of its common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to its business; fluctuations in its order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new software products or product enhancements by the Company or its competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in the Company's relationships with its customers, resellers and suppliers. In addition, in recent years the stock market in general, and the market for shares of high-technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the trading price of the Company's common stock.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 1999 Annual Meeting of Stockholders of the Company was held at 9:00 a.m. on May 20, 1999, in Costa Mesa, California.

(b) At the annual meeting, the following seven individuals were elected to the Company's Board of Directors, constituting all members of the Board of
     Directors:

      Nominee                 Affirmative Votes        Votes Withheld
      ----------------------- ------------------------ -------------------------
      L. George Klaus         27,678,276               583,248
      ----------------------- ------------------------ -------------------------
      William P. Lyons        27,644,776               616,748
      ----------------------- ------------------------ -------------------------
      Lee D. Roberts          27,628,603               632,921
      ----------------------- ------------------------ -------------------------
      John C. Savage          27,641,703               619,821
      ----------------------- ------------------------ -------------------------
      Roger S. Siboni         27,645,960               615,564
      ----------------------- ------------------------ -------------------------
      Theodore J. Smith       27,632,916               628,608
      ----------------------- ------------------------ -------------------------
      Carolyn M. Ticknor      27,641,403               620,121
      ----------------------- ------------------------ -------------------------

(c) The Company's stockholders were asked to approve an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares of Common Stock issuable under the 1995 Plan by an additional 1,200,000 shares. This proposal was approved in accordance with the following vote of stockholders:

                                                               Broker
     Votes For          Votes Against       Abstentions        Non-Votes
     ------------------ ------------------- ------------------ -----------------
     23,986,483         3,997,198           277,843            0
     ------------------ ------------------- ------------------ -----------------

(d) The Company's stockholders were asked to approve an amendment to the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") to increase the number of shares of Common Stock issuable under the 1998 Purchase Plan by an additional 300,000 shares. This proposal was approved in accordance with the following vote of stockholders:

                                                               Broker
     Votes For          Votes Against       Abstentions        Non-Votes
     ------------------ ------------------- ------------------ -----------------
     27,100,893         887,427             273,204            0
     ------------------ ------------------- ------------------ -----------------


Item 5.  Other Information

On May 28, 1999, Carolyn M. Ticknor voluntarily tendered her resignation as Director of the Company which was accepted by the Board. Her resignation was not due to any disagreement with the Company relating to the Company's operations, policies or practices.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference. (b) No reports on Form 8-K were filed during the second quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

August 13, 1999                By:______________/s/_____________________________
Date                              Mark S. St. Clare, Chief Financial Officer and
                                  Sr. Vice President, Finance
                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS
Exhibit
  No.       Description
----------- --------------------------------------------------------------------
3.1*        Restated Certificate of  Incorporation,  as amended (filed as Exhibi
            3.1  to  Form  S-4  filed  on  January  26, 1996;  Registration  No.
            333-00676).

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

10.1 Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 30, 1999, effective June 30,1999 (filed as
            Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1999).

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

10.3.1* Runtime Sublicens Addendum between the Registrant and Oracle Corporation dated July 1, 1996; as amended by Amendments Two through Six thereto (filed as Exhibit 10.3.1 to Form 10-Q for the quarter ended September 30, 1998).

10.4* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).

10.5* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters f the Company, dated April 30, 1987 (filed as Exhibit
            10.19 to the Form S-1).

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

10.8* 1989 Stock Option Plan for Non-Employee Directors of FileNET Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996; Registration No. 333-00676)

10.9*       Amended and  Restated  1995 Stock  Option Plan of FileNET  (filed as
            Exhibit 99.1 to Form S-8 filed on November 9, 1998; Registration No. 333-66997).

---------------------------------------------
* Incorporated herein by reference

Exhibit
   No.      Description
----------- --------------------------------------------------------------------

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