Form 10-Q
period 1999-09-30
FILENET CORP
filed 1999-11-12
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                         Commission file number: 0-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                      95-3757924
----------------------------------         -------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of October 31, 1999, there were 32,378,691 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                         Page
                                                                        Number
------   ----------------------------------------------------------- ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         as of  September 30, 1999 (unaudited) and December 31, 1998....    3

         Consolidated Statements of Operations (unaudited)
         for the three and nine month periods ended September 30,
         1999 and 1998..................................................    4

         Consolidated Statements of Comprehensive Operations
         (unaudited)for the three and nine month periods ended
         September 30, 1999 and 1998...................................     5

         Consolidated Statements of Cash Flows (unaudited)
         for the three and nine month periods ended
         September 30, 1999 and 1998...................................     6

         Notes to Consolidated Financial Statements (unaudited)........     7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................    19

Item 6.  Exhibits and Reports on Form 8-K..............................    19

         SIGNATURE.....................................................    20

         INDEX TO EXHIBITS.............................................    21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      FILENET CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share amounts)

                                                          September 30,    December 31,
                                                             1999              1998
                                                         --------------    -------------
                                                           (unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                              $   55,053       $   55,820
   Short-term marketable securities                           12,742           15,484
   Accounts receivable, net                                   74,698           61,636
   Inventories                                                 3,609            2,419
   Prepaid expenses and other current assets                   8,003            8,865
                                                         ------------     ------------

   Total current assets                                      154,105          144,224

 Property, net                                                39,514           44,177
 Long-term marketable securities                              28,600           10,885
 Deferred income taxes                                         6,427            6,385
 Other assets                                                  1,658            1,151
                                                         ------------     ------------
     Total assets                                         $  230,304       $  206,822
                                                         ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                       $   15,248       $   21,022
   Accrued compensation and benefits                          22,548           22,165
   Unearned maintenance revenue                               22,453           11,238
   Federal income tax payable                                  7,398            3,618
   Deferred income taxes                                       1,008              942
   Other accrued liabilities                                  21,272           17,517
                                                         ------------     ------------
   Total current liabilities                              $   89,927       $   76,502


 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000
     shares authorized; none issued and outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 33,281,235 and 32,924,950 shares
     issued and outstanding at September 30, 1999
     and December 31, 1998                                   146,900          144,242
   Retained earnings                                          13,889            3,304
   Accumulated other comprehensive                            (5,845)          (2,659)
   Treasury stock, at cost; 1,098,000 shares at
     September 30, 1999 and December 31, 1998                (14,567)         (14,567)
                                                         ------------     -=-----------
   Total stockholders' equity                                140,377          130,320
                                                         ------------     -------------
   Total liabilities and stockholders' equity             $  230,304       $  206,822
                                                         ============     =============
See accompanying notes to consolidated financial statements.

                                                FILENET CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                          ---------------------------------------------------------------------
                                                1999             1998               1999            1998
                                          ----------------- ----------------   --------------- ----------------
                                            (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
 Revenue:
   Software                                   $   43,055       $  36,128        $  133,690       $  123,778
   Service                                        38,174          29,763           105,494           82,701
   Hardware                                        4,303           5,261            13,879           18,654
                                          ---------------    -------------      ------------   --------------
   Total revenue                                  85,532          71,152           253,063          225,133
                                          ---------------    -------------      ------------   --------------

 Costs and expenses:
   Cost of software revenue                       3,137            4,850            11,761           12,801
   Cost of service revenue                       21,731           17,612            62,550           48,925
   Cost of hardware revenue                       2,410            3,043             7,443            9,641
   Research and development                      13,752           12,915            40,088           36,809
   Selling, general and
     administrative                              38,735           41,977           118,926          118,129
                                          ---------------    -------------      ------------   --------------

  Total costs and expenses                       79,765           80,397           240,768         226,305
                                          ---------------    -------------      ------------   --------------

 Operating income (loss)                          5,767           (9,245)           12,295           (1,172)

 Other income, net                                  866            1,102             2,826            3,112
                                          ---------------    -------------      ------------   --------------

 Income (loss) before income taxes                6,633           (8,143)           15,121            1,940

 Provision (benefit) for income taxes             1,990           (2,364)            4,536              560
                                          ---------------    -------------      ------------   --------------

 Net income (loss)                            $   4,643        $  (5,779)        $  10,585       $    1,380
                                          ===============    =============      ============   ==============

 Earnings (loss) per share:
   Basic                                      $    0.14        $   (0.18)        $    0.33       $     0.04
   Diluted                                    $    0.14        $   (0.18)        $    0.32       $     0.04

 Weighted average shares outstanding:
   Basic                                         32,160           31,526            32,047           30,843
   Diluted                                       33,192           31,526            32,770           33,733

See accompanying notes to consolidated financial statements.


                                             FILENET CORPORATION
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                               (In thousands)

                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                               ---------------------------------------------------------------------
                                                    1999            1998                 1999             1998
                                               --------------- ---------------     ----------------- ---------------
                                                (Unaudited)     (Unaudited)          (Unaudited)      (Unaudited)

 Net income (loss)                             $    4,643      $   (5,779)           $   10,585      $    1,380
                                               ------------    ------------          --------------  ---------------

 Other comprehensive income (loss):
   Foreign currency translation adjustments1        1,239           2,238                (3,116)          1,581

   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)2                10              37                   (70)             49
                                               --------------- ---------------     ----------------- ---------------
 Total other comprehensive income (loss)            1,249           2,275                (3,186)          1,630
                                               --------------- ---------------     ----------------- ---------------

 Comprehensive income (loss)                   $    5,892       $  (3,504)           $    7,399      $    3,010
                                               =============== ===============     ================= ===============

1 net of tax effect of $826 and $1,492 for the three months ended September 30, 1999 and 1998, respectively and net of tax effect of ($2,077) and $1,054 for the nine months ended September 30, 1999 and 1998, respectively

2 net of tax effect of $7 and $25 for the three months ended September 30, 1999 and 1998, respectively and net of tax effect of ($47) and $33 for the nine months ended September 30, 1999 and 1998, respectively

See accompanying notes to consolidated financial statements.

                                                FILENET CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                       -----------------------------------------
                                                               1999                   1998
                                                       --------------------    -----------------
                                                            (Unaudited)           (Unaudited)
 Cash flows from operating activities:
 Net income                                                 $    10,585           $   1,380
 Adjustments to reconcile net loss to net cash
  provided by (used by) operating activities:
     Depreciation and amortization                               12,969              11,090
     Provision for doubtful accounts                                252                 694
     Deferred income taxes                                           25                 598
     Changes in operating assets and liabilities:
       Accounts receivable                                      (15,209)               (388)
       Inventories                                               (1,190)                511
       Prepaid expenses and other current assets                    729                (714)
       Accounts payable                                          (5,583)              1,463
       Accrued compensation and benefits                            702                 983
       Unearned maintenance revenue                              11,221               4,652
       Federal income tax payable                                 3,657               2,325
       Other                                                      3,521                (626)
                                                           --------------        -------------
 Net cash provided by (used by) operating activities             21,679              21,968
                                                           --------------        -------------

 Cash flows from investing activities:
 Proceeds from sale of equipment                                  5,826                 446
 Capital expenditures                                           (14,480)            (21,117)
 Purchases of marketable securities                             (44,560)            (25,601)
 Proceeds from sales and maturities of marketable
  securities                                                     29,600              37,044
                                                           --------------        -------------
 Net cash used by investing activities                          (23,614)             (9,228)
                                                           --------------        -------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                           2,659              12,827
 Common stock repurchased                                             -              (4,435)
                                                           --------------        -------------
 Net cash provided by financing activities                        2,659               8,392
                                                           --------------        -------------

 Effect of exchange rate changes on cash and cash
  equivalents                                                    (1,491)                613
                                                           --------------        -------------
 Net decrease (increase) in cash and cash equivalents              (767)             21,745
 Cash and cash equivalents, beginning of year                    55,820              37,344
                                                           --------------        -------------
 Cash and cash equivalents, end of period                   $    55,053           $  59,089
                                                           ==============        =============

 Supplemental cash flow information:
 Interest paid                                                       11         $        67
 Income taxes paid (refunded)                                        97         $      (281)

See accompanying notes to consolidated financial statements.


                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 1999 and the results of its operations, its comprehensive operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1999. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. In May 1998, the Company effected a two-for-one split of its common stock. All references in the consolidated financial statements to number of shares and per share amounts of the Company's common stock have been restated to reflect the split.

3. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

4. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 1999.

                                                                Weighted     Per Share
     (In thousands, except per share amounts)    Net Income      Shares        Amount
                                                -----------   -----------   ------------
      Three months ended September 30, 1999
              Basic earnings per share           $   4,643    $   32,160       $ 0.14
              Effect of dilutive stock options           -         1,032
                                                -----------   -----------
              Diluted earnings per share         $   4,643    $   33,192       $ 0.14
                                                ===========   ===========

      Nine months ended September 30, 1999
              Basic earnings per share           $  10,585    $   32,047       $ 0.33
              Effect of dilutive stock options           -           723
                                                -----------   -----------
              Diluted earnings per share         $  10,585        32,770       $ 0.32
                                                ===========   ===========

5. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Consolidated Statements of Comprehensive Operations for the three and nine month periods ended September 30, 1999 and 1998. Accumulated other comprehensive operations as of September 30, 1999 is comprised of the following:

                                                                         Accumulated
                                 Foreign Currency      Unrealized           Other
                                   Translation          Holding         Comprehensive
(In thousands)                      Adjustment       Gains (Losses)       Operations
                                 -----------------  -----------------  ----------------
 Balance, December 31, 1998       $       (2,667)    $           8      $    (2,659)
 Current period changes                   (3,116)              (70)          (3,186)
                                 -----------------  -----------------  ----------------
 Balance, September 30, 1999      $       (5,783)    $         (62)          (5,845)
                                 =================  =================  ================

6. The Company has prepared operating segment information in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", to report components that are evaluated regularly by the Company's chief operating decision-makers in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services. The results of the segments reflect allocation of certain functional expense categories consistent with its internal reporting which is not the same as GAAP reporting.

         Operating segments data for the three and nine month periods ended September 30, 1999 compared to the same periods for 1998 is as follows:


                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
        In thousands                                   1999           1998           1999           1998
                                              ----------------------------- -----------------------------

       Software
         Revenue                                     43,055         36,128        133,690        123,778
         Operating income (loss)                        577        (12,485)        (2,182)       (12,164)

       Customer Support
         Revenue                                     24,284         19,425         64,335         52,286
         Operating income                             4,477          3,217         11,988          7,680

       Professional Services and Education
         Revenue                                     12,571          8,064         35,977         23,562
         Operating income (loss)                        348          (291)            533            363

       Hardware
         Revenue                                      4,303          5,261         13,879         18,654
         Operating income                               438            199          1,714          2,130

       Other
         Revenue                                      1,319          2,274          5,182          6,853
         Operating income (loss)                       (73)            115            242            819

       Total
         Revenue                                     85,532         71,152        253,063        225,133
         Operating income (loss)                      5,767        (9,245)         12,295        (1,172)


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

     On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Nyquist Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period April 16, 1998 through October 7, 1998. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 in connection with various public statements made by the Company and certain of its officers and directors during the putative class period. The complaint seeks unspecified compensatory damages, interest, attorneys' fees, expert witness fees and costs. The court has appointed the lead plaintiff and lead plaintiffs' counsel and consolidated all actions. On July 22, 1999, defendant filed a motion to dismiss the complaint in its entirely. On August 19, 1999, the court ordered a stay of the action and removed defendants' motion to dismiss from the Court's hearing calendar in light of the pending petition for rehearing and rehearing enbanc in Silicon Graphics Sec. Litig., Nos. 97-16204, 97-16240, 1999 U.S. App LEXIS 14955 (9th Cir.
     July 2, 1999). The Company believes that all of the allegations contained in the Nyquist Action are without merit and intends to defend the actions vigorously; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

     Subsequent to December 31, 1998, the former shareholders of Saros Corporation filed a demand for mandatory arbitration to release approximately two-hundred thousand shares of the Company's stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996 among FileNET Corporation, FileNET Acquisition Corporation and Saros Corporation and for damages. In August 1999, the Company and the Shareholders' Agent agreed to mediate the matter. The date for mediation has been set for December 16, 1999. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate or any resulting potential loss cannot be presently determined.

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

Results of Operations

Revenue

                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                        ------------------------------------    ----------------------------------
 (Dollars in millions)                     1999         1998      % Change        1999        1998      % Change
                                        ------------ -----------  ----------    ----------  ---------- -----------

 Software revenue
   Domestic                                 $  27.1     $  22.2         22%       $  86.8    $  78.4          11%
   International                                                        14%                                    4%
                                               15.9        13.9                      46.9       45.3
                                        ------------   ---------                ----------   ---------
                                        ------------   ---------                ----------   ---------
   Total software revenue                   $  43.0     $  36.1         19%       $ 133.7    $ 123.7           8%
                                        ------------   ---------                ----------   ---------
     Percentage of total revenue                50%         51%                        53%       55%

 Customer Support
   Domestic                                 $  18.9     $  15.1         25%       $   50.2   $   40.8         23%
   International                                                        26%                                   23%
                                                5.4         4.3                       14.1       11.5
                                          ----------   ---------                ----------   ---------
   Total customer support revenue           $  24.3     $  19.4         25%       $   64.3   $   52.3         23%
                                          ----------   ---------                ----------   ---------
     Percentage of total revenue                28%         27%                        26%        23%

 Professional Services and Education
   Domestic                                 $   8.9     $   6.1         46%       $   25.9   $   17.4         49%
   International                                3.7         2.0         85%           10.1        6.2         63%
                                          ----------   ---------                ----------   ---------
   Total professional services and
     education revenue                     $   12.6     $   8.1         56%       $   36.0   $   23.6         53%
                                          ----------   ---------                ----------   ---------
     Percentage of total revenue                15%         11%                        14%        11%

 Hardware revenue
   Domestic                                 $   3.3     $   4.1       (20%)       $   10.4   $   13.6        (24%)
   International                                1.0         1.2       (17%)            3.4        5.0        (32%)
                                          ----------   ---------                ----------   ---------
   Total hardware revenue                   $   4.3     $   5.3       (19%)       $   13.8   $   18.6        (26%)
                                          ----------   ---------                -----------  ---------
     Percentage of total revenue                 5%          8%                         5%         8%

 Other revenue
   Domestic                                 $   1.1     $   1.4       (21%)       $    4.2   $    4.7        (11%)
   International                                0.2         0.9       (78%)            1.0        2.2        (55%)
                                          ----------   ---------                -----------  ---------
   Total other revenue                      $   1.3     $   2.3       (43%)       $    5.2   $    6.9        (25%)
                                          ----------   ---------                -----------  ---------
     Percentage of total revenue                 2%          3%                         2%         3%

 Total revenue
   Domestic                                 $  59.3     $  48.9         21%       $  177.5   $  154.9         15%
   International                               26.2        22.3         17%           75.5       70.2          8%
                                          ----------   ---------                -----------  ---------
   Total revenue                            $  85.5     $  71.2         20%       $  253.0   $  225.1         12%
                                          ==========   =========                ===========  =========

Software revenue from the licensing of the Company's software products increased 19% and 8% for the three and nine month periods, respectively, ended September 30, 1999 over the comparable periods of 1998. The increases were primarily attributable to an increase in the volume of product shipments to new Panagon customers . Additionally, Panagon add-on revenue is beginning to offset the decline in legacy add-on revenue that the Company had been experiencing since the introduction of its new products early 1998.

Customer support revenue consists of revenue from maintenance contracts and "fee for service" revenues. Customer support revenue increased 25% and 23% for the three and nine month periods, respectively, ended September 30, 1999 over the comparable periods of 1998. The increases were attributable to increased maintenance revenue due to the growth of the Company's installed base as well as an increase in fee for services revenue.

Professional services and education revenue consists of revenue from consulting and implementation services provided to end users of the Company's software products, technical consulting services provided to the Company's resellers and training services. Consulting services are primarily performed on a time and material basis. Professional services and education revenue increased 56% and 53% for the three and nine month periods, respectively, ended September 30, 1999 over the comparable periods of 1998 due to increased demand for the Company's expanded professional services and education offerings.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSAR). Hardware revenue decreased by 19% and 26% for the three and nine month periods, respectively, ended September 30, 1999 over the comparable periods of 1998. This decrease is the result of a decrease in new orders experienced both domestically and internationally due to customers' ordering competitive products. The Company expects hardware revenue to continue to decline in both absolute dollars and as a percentage of total revenue.

Other revenue is generated from the sale of spare parts, supplies and "third party" products. Other revenue decreased 43% and 25% for the three and nine month periods, respectively, ended September 30, 1999 compared to the same periods in 1998 due to decreased sales of spare parts and "third party" products; diretly related to decreased hardware sales.

International revenues were 31% of total revenues in the three month periods ended September 30, 1999 and 1998, respectively. For the nine month periods ended September 30, 1999 and 1998 international revenues constituted 30% and 31% of total revenues, respectively. Management expects that the Company's international operations will continue to account for a significant portion of total revenues. International revenues are subject to certain risks including but not limited to political and economic instability; and currency fluctuations. See "Factors That May Affect Future Results" below.

Cost of Revenue

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------------  ------------------------------------
 (Dollars in millions)                        1999         1998     % Change         1999         1998    % Change
                                        --------------------------------------  ------------------------------------
 Cost of software revenue                  $  3.2       $   4.8         (33%)     $  11.8      $  12.8          (8%)
  Percentage of software revenue                7%          13%                        9%          10

 Cost of customer support revenue          $  10.1      $   8.8          15%      $  28.0      $  24.9          12%
  Percentage of customer support
    revenue                                    42%          45%                       44%         48%

 Cost of professional services  and
    education revenue                      $  10.3      $   7.0          47%      $  30.0      $  18.9          59%
  Percentage of professional services
     and education revenue                     82%          86%                       83%          80%

 Cost of hardware revenue                  $   2.4      $   3.1         (23%)     $   7.4      $   9.7         (24%)
  Percentage of hardware revenue               56%          58%                       54%          52%

 Cost of other revenue                     $   1.3      $   1.9         (32%)     $   4.5      $   5.2         (13%)
Percentage of other revenue                   100%          83%                       87%          75%

 Total cost of revenue                     $  27.3      $  25.6           7%      $  81.7      $  71.5          14%
  Percentage of total revenue                  32%          36%                       32%          32%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue decreased to 7% from 13% in the same period of 1998. The cost of software revenue for the nine month period ended September 30, 1999 decreased to 9% from 10% for the comparable period of 1998. The decrease is attributable to a favorable product mix with lower royalty costs.

The cost of customer support revenue includes customer support personnel, supplies, and the cost of third party hardware maintenance. The cost of customer support revenue as a percentage of customer support revenue for the three month period ended September 30, 1999 decreased to 42% from 45% in the same period of 1998. The cost of customer support revenue for the nine month period ended September 30, 1999 decreased to 44% from 48% for the comparable period of 1998. The decrease is attributable to increased revenue with no proportional increase in costs.

The cost of professional services and education revenue consists primarily of professional services and training personnel and third party contractors. The cost of professional services and education revenue as a percentage of professional services and education revenue for the three month period ended September 30, 1999 decreased to 82% from 86% for the same period of 1998. The cost of professional services and education revenue for the nine month period ended September 30, 1999 increased to 83% from 80% for the comparable period of 1998. The nine month increase is due to the addition of professional services management personnel to support the Company's announced strategy of increasing its focus on delivering new professional services products as compared to the comparable period of 1998. The decrease for the three month period ending September 30, 1999 compared to the same three months in 1998 is due to the higher growth of revenue than costs.

The cost of hardware revenue includes the cost of manufacturing OSARs, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the three month period ended September 30, 1999 decreased to 56% from 58% for the comparable period of 1998. The cost of hardware revenue as a percentage of hardware revenue for the nine month period ended September 30, 1999 increased to 54% from 52% for the comparable period of 1998. The increase is due to lower revenue without a corresponding decrease in fixed manufacturing costs.

The cost of other revenue includes the cost of supplies, spare parts and "third party" product. The cost of other revenue as a percentage of other revenue for the three months ended September 30, 1999 increased to 100% from 83% for the comparable period of 1998. The cost of other revenue as a percentage of other revenue for the nine month period ended September 30, 1999 increased to 87% from 75% for the comparable period of 1998. The increase is due to declining revenue with a fixed expense base.

Operating Expenses

                                     Three Months Ended September 30,         Nine Months Ended September 30,
                                   -------------------------------------    ------------------------------------
 (Dollars in millions)                 1999        1998       % Change          1999        1998      % Change
                                   -----------------------   -----------    ----------------------   -----------

 Research and development           $  13.8     $  12.9           7%         $  40.1      $ 36.8          9%
  Percentage of total revenue           16%         18%                         16%         16%

 Selling, general and
    administrative                  $  38.7     $  42.0          (8%)        $ 118.9      $ 118.1         1%
  Percentage of total revenue           45%         59%                          47%         52%

Research and development expenses increased 7% and 9% for the three and nine month periods ended September 30, 1999, respectively, compared to the comparable periods of 1998. The increases in absolute dollars were due to a general increase in salaries necessitated by the intense competitive environment for software engineers and an increase in the use of contract developers. As a percentage of total revenue, research and development expenses were at 16% and 18% for the three month period ended September 30, 1999 and 1998, respectively and 16% for the nine month period ended September 30, 1999 and 1998, respectively.

The Company expects that competition for qualified technical engineering personnel will continue for the foreseeable future and may result in higher levels of compensation expense for the Company. The Company believes that research and development expenditures, including compensation of technical personnel, are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues.

Selling, general and administrative expenses decreased 8% for the three month period ended September 30 1999, compared to the comparable period of 1998. The decrease was primarily due to overall reduced spending including reduced consulting related to internal information systems development projects and reduced legal fees. As a percentage of total revenue, selling, general and administrative expenses decreased to 45% for the three months period ended September 30, 1999 from 59% for the comparable period of 1998 primarily due to the higher revenue levels in 1999 and containment of all expenses including salaries, rent and travel and entertainment.

Provision for Income Taxes. The Company's combined federal, state and foreign annual effective tax rate for the three and nine months ended September 30, 1999, respectively was 30% compared to 29% for the comparable periods in 1998. The increase in the rate is attributable to a relative decrease in taxable income generated in lower tax jurisdictions outside of North America.

Foreign Currency Fluctuations and Inflation. The Company's performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of September 30, 1999, the Company had forward exchange contracts outstanding totaling approximately $6.9 million in nine currencies. All of these contracts mature in three months.

Other comprehensive income of $1.2 million for the three months ended September 30, 1999 is primarily attributable to unrealized gains associated with the strengthening of the Euro currency against the U.S. dollar during the quarter. Other comprehensive loss of $3.2 million for the nine months ended September 30, 1999 is primarily attributable to unrealized losses associated with the weakening of the Euro currency against the U.S. dollar from the beginning of the year.

Management believes that inflation has not had a significant impact on the prices of the Company's products, the cost of its materials, or its operating results for the three and nine months ended September 30, 1999 and 1998.

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

Liquidity and Capital Resources

At September 30 1999, combined cash, cash equivalents and short- and long-term marketable securities totaled $96.4 million, an increase of $14.2million from the end of 1998. Cash provided by operating activities during the nine months ended September 30, 1999 totaled $21.7 million and resulted primarily from net income; an increase in unearned maintenance revenue related to annual renewal billings; an increase in other accrued liabilities; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and increases in accounts receivable. Cash used by investing activities totaled $23.6 million and was a result of capital expenditures and purchases of marketable securities offset by sales and maturities of marketable securities. Cash provided by financing activities totaled $2.7 million and was a result of proceeds received from the exercise of employee stock options.

Accounts receivable increased to $74.7 million at September 30, 1999 from $61.6 million at December 31, 1998. Days sales outstanding increased to 79 days as of September 30, 1999 from 66 days as of December 31, 1998 due to slower collections in the European market. Days sales outstanding were 79 days at September 30, 1998. Current liabilities increased to $89.9 million at September 30, 1999 from $76.5 million at December 31, 1998. The increase in current liabilities is primarily a result of increases in unearned maintenance revenue and accrued taxes, offset by decreases in accounts payable.

The Company has a $20 million unsecured line of credit with a commercial bank that expires in June 2001 and is subject to the maintenance of certain financial covenants. As of September 30, 1999, there were no borrowings outstanding against the Company's credit line and the Company was in compliance with all the covenants of the line.

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

The Program, as it relates to the software products licensed to customers, includes year 2000 compliance testing and certification of all current software products. All new generations of the Company's software products will be released as year 2000 compliant. Not all software products of the Company are year 2000 compliant and the Company does not plan to make them so. Accordingly, upgraded year 2000 compliant versions of such software products are being made available to customers and resellers who will then bear the responsibility for installing the upgraded software product in order to make their systems year 2000 compliant. Some of the Company's customers are running software product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current software product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. The Company's customer support organization is in the process of completing its program, Customer Service Profile 2000, to review the status of each Company product currently installed at a customer location and to schedule upgrades according to the customer's requirements and support programs. It also provided the diagnostics used in such program to its resellers for their use at their customer locations. Customers who have support agreements with the Company have been directly informed as to whether or not the particular software products they have installed are year 2000 compliant. All customers are kept informed of the release of year 2000 compliant updates and upgrades via the Company's readiness disclosure statement on its Web site. The inability of any of the Company's software products to properly manage and manipulate data in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits and other costs and liabilities, as well as customers being unable to run software licensed from the Company and incurring significant costs from the resultant business interruption. The Company has implemented a contingency plan for certain legacy software products which provides an upgrade path to current year 2000 compliant versions of the Company's software products with similar functionality. The Company has spent an estimated $1.4 million on year 2000 product related projects through September 30, 1999. The expense for year 2000 product related projects is estimated to be approximately $0.3 million for the remainder of 1999. The Company is forming a rapid response team as part of customer support that will respond to problems during the year 2000 date change period. The Company estimates these expenses at $0.1 million.

The Company has communicated with significant third party vendors of computer software with which the Company's systems interface or upon which the Company's software products depend. Such third party vendors have delivered year 2000 versions or guaranteed that its current computer software is year 2000 compliant. In the event that customers of the Company have year 2000 related problems with such third party software, the Company has been assured that the third party will remediate their own year 2000 issues. Although the Company's compliance testing utilizes the embedded third party software as an essential part of its software being tested, the Program does not include certification of third party software which is incorporated in the Company's software products or customer-developed applications which run on the Company's software products. Customers and third party vendors will remain directly responsible for year 2000 compliance testing of their software.

The Program also includes a review of all internal IT systems for year 2000 compliance. The Company's significant business systems (financial, operational, marketing, customer support, etc.) have been reviewed and are either currently year 2000 compliant or were upgraded and/or replaced so as to be year 2000 tested and compliant by October 31, 1999. All of the hardware and software deployed in the Company's technical infrastructure is either fully year 2000 tested and compliant or has been replaced with year 2000 compliant components by October 31, 1999. The Company is also evaluating IT related environmental systems (heating, air conditioning, security, etc.) and has made all such systems year 2000 compliant by October 31, 1999. To the extent possible, the Company has developed and implemented contingency plans designed to allow continued operation in the event of failure of the Company's or third parties' systems. Contingency plans have been developed in certain key areas, in particular finance, sales, IT and customer service to ensure that any potential business interruptions caused by the year 2000 issue are mitigated. Such contingency plans include identification of alternative sources for processing data and managing customer support issues. Business teams will be monitoring the critical systems, and service centers to react immediately to facilitate repairs at the end of the year 1999. Data retention and recovery procedures will be in place for critical business data to provide back-ups with on-site and off-site data copies. For those business, infrastructure and environmental systems that are to be upgraded in order to achieve year 2000 compliance, the majority were already scheduled for upgrade for other business reasons. The Company's cost to fund solely year 2000 compliance projects has been $.8 million through September 30, 1999. The expense to complete these projects is estimated to be approximately $0.1 million for the remainder of 1999. Although the Company is not aware of any material operational issues or costs associated with preparing its software products and internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issue.

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

varying requirements for localized products; potentially adverse tax consequences; currency exchange fluctuations including those related to the EURO; the burden of complying with a wide variety of complex foreign laws, regulations and treaties; and the possibility of difficulties in collecting accounts receivable. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.
(b) No reports on Form 8-K were filed during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FILENET CORPORATION


November xx, 1999                     /s/ Mark S. St. Clare
Date
                                  By: Mark S. St. Clare, Chief Financial Officer
                                      and Sr. Vice President, Finance
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.          Description
-------------       ------------------------------------------------------------

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

 10.9* Amended and Restated 1995 Stock Option Plan of FileNET (filed as Exhibit 99.1 to Form S-8 filed on October 29, 1999; Registration No. 333-89983).

---------------------------------------------
* Incorporated herein by reference

Exhibit No.          Description
-------------       ------------------------------------------------------------

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

 10.21* Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.15 to Form S-8, filed on October 29, 1999; Registration No. 333-89983).

 10.22* FileNET Corporation International Employee Stock Purchase Plan (filed as Exhibit 99.16 to Form S-8, filed on October 29, 1999; Registration No. 333-89983).

 10.23 Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Form 10Q for the quarter ended September 30, 1999).

 27                 Financial Data Schedule.

-----------------------------------------------
* Incorporated herein by reference