Form 10-K
period 1999-12-31
FILENET CORP
filed 2000-03-30
CIK 706015

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from -------- to --------.

         Commission File Number 0-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

         Delaware                                     95-3757924
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
of incorporation or organization)

               3565 Harbor Boulevard, Costa Mesa, California 92626 (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code:   (714) 327-3400


Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

         Title of each class         Name of each exchange which registered
   Common stock,  $0.01 par value                   Nasdaq


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Based on the closing sale price of March 20, 2000, the aggregate market value of the 33,769,076 shares of voting stock of the Registrant held by nonaffiliates of the Registrant on such date was $1,046,841,356. For purposes of such calculation, only executive officers, board members and beneficial owners of more than 10% of the Company's outstanding common stock are deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock was 34,004,009 at March 20, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2000 Annual Meeting are incorporated by reference into Part III as set forth herein. Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts II, III and IV as set forth herein.

================================================================================

                               FILENET CORPORATION

                                    FORM 10-K
                      For the Year Ended December 31, 1999


                                      INDEX

                                                                            Page
                                     PART I
Item 1. Business...............................................................2
Item 2. Properties.............................................................9
Item 3. Legal Proceedings......................................................9
Item 4. Submission of Matters to a Vote of Security Holders............. .....10

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related .................11
        Stockholder Matters
Item 6. Selected Financial Data...............................................12
Item 7. Management's Discussion and Analysis of Financial Condition ..........13
        and Results of Operations
Item 8. Financial Statements and Supplementary Data...........................19
Item 9. Changes in and Disagreements with Accountants on Accounting ..........19 and Financial Matters
                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................19
Item 11. Executive Compensation...............................................19
Item 12. Security Ownership of Certain Beneficial Owners and Management.......19
Item 13. Certain Relationships and Related Transactions.......................20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K......20
Signatures....................................................................23

                                     PART I


Item 1.    Business

GENERAL

         FileNET Corporation develops, markets, and services Web-based content management and eBusiness applications that help corporations and government organizations build Intranets, business-to-business and business-to-consumer portals to manage their business information and work processes more productively. Our Panagon(TM) software products allow users to create, access, edit, process, organize, secure, store and archive digital content of all types for Web-based applications, as well as client/server environments. We also offer professional services relative to the implementation of these software products and 24x7 customer support. Additionally, we manufacture and sell a line of 12-inch optical storage and retrieval libraries (OSARs(R)).

Markets and Applications

         We offer a family of complementary software products under the brand name Panagon. These products enable users to manage, on an enterprise-wide basis, the storage, processing and workflow of documents and other unstructured information that are part of a centralized or distributed server repository or Web site. This content may include scanned images, faxes, text, spreadsheets, HTML/XML pages, graphics, drawings, photographs, computer output reports, voice, and video. Our software products provide both client/server-based and Web-centric content management architecture solutions that can be implemented on a modular basis. Organizations can choose one, some, or all of our software products to build the solution that most effectively meets their needs. Our customers are typically those enterprises that have active paper document files, process significant numbers of electronic documents/transactions in their day-to-day operations, or have complex, mission-critical business processes for a variety of applications such as mortgage loan servicing, customer relationship management, enterprise resource planning, insurance claims processing, regulatory compliance, accounts payable and receivable, and Web-based content management. Additionally, our software products address ad hoc business processes at the departmental and workgroup levels to improve overall enterprise productivity and integrate with industry-standard productivity applications like Microsoft Office, Lotus Notes, and SAP R/3.

         We market our products in more than 70 countries through a direct sales force and our ValueNET(R) partner community consisting of systems integrators, value-added resellers and distributors. More than 350 firms operate as third-party resellers under our ValueNET program and combine our software products with vertical market-specific value-added services to provide turnkey solutions and complex systems integration for customers. We also have OEM agreements with other firms involving our software products.

         Our customer support operating segment offers software maintenance service for our products worldwide. Our professional services operating segment offers training, implementation and other technical consulting services to both end-users of our products and to resellers. Professional services are marketed by our direct sales force and by our resellers.

ProducTS

Software

         Our Panagon family of software products help organizations build eBusiness applications by providing electronic process (eProcess) and electronic content (eContent) management solutions. eContent management is the ability to organize and deliver digital documents, images, sounds, data and all forms of electronic content via the Web content which is often the result of an interactive business process (new piece-part pricing in an online supply chain, for example). eProcess management automates these processes using the Web, incorporating employees and other groups such as business partners and customers in order to improve operating efficiency and increase sales. Our Panagon software products are organized around Panagon Web Services, the core product and development platform that integrates with each of the Panagon products to build eBusiness applications. Through the end of 1999, Panagon technology has been used by over 400 companies to manage eBusiness processes and millions of pages of Web content. The Panagon family includes a complete suite of software components that are built to work together, mitigating integration issues customers may have when attempting to combine products from different vendors.

         With Panagon, we have created a software infrastructure that allows customers to capture documents or digital information electronically, then access, manage, publish and integrate the information with their existing critical business applications throughout the enterprise. Using Microsoft's Windows Explorer or Netscape Web browsers, customers can search the enterprise network for information, retrieve documents and data of all types, work with the information, and then route it as needed for further review, processing, or decision making.

         The following software products are currently being offered by us:

              Panagon Web Services combines a significantly enhanced, full-featured, Web browser-based thin client, a comprehensive Web-centric application development tool kit, and Web server components, to support dynamic eContent and complex eProcess business activities. The out-of the-box application provides a complete set of content management functionality, allowing users to check in, check out, search and browse, share, revise and change properties for a Panagon repository document, all from the Web. The Panagon Web Services client maintains near-identical functionality and look and feel with the Panagon IDM Desktop thick client, including seamlessly managing and viewing more than 200 document formats via a familiar Window Explorer-like user interface. The Web development environment features a full suite of Active X controls and supports most popular Web programming languages for developing customized, line of business applications.

              Panagon integrated document management (IDM) Desktop is a client-level software application which allows users to view, manage, revise, share and distribute documents across an enterprise for ad hoc or mission critical use, from Microsoft Windows-based clients. Panagon IDM Desktop supports an identical set of document access and management features as the Panagon Web Services thin client, including multiple levels of security, stored reusable search templates and support for compound documents, providing greatly improved team collaboration. Tight integration with industry standard software applications including Microsoft Office 97, Office 2000 and Lotus Notes enables Panagon eContent management directly from within these applications. With the built-in workflow and integrated email features (including with Microsoft Outlook), users can create work processes to include others that need to share, distribute, or approve.

              Panagon Content Services (formerly Document Services) is an enterprise-class document repository system for creating accessing, managing, securing and dynamically updating business-critical electronic documents. A full-featured back end for eContent management, with Panagon Web Services or IDM Desktop client software Panagon Content Services manages electronic documents throughout their lifecycle.

              Panagon Image Services is a high-performance image and object repository system that integrates with Panagon Web Services and Panagon IDM Desktop for storing, managing, and retrieving images, documents and electronic content of all types from many sources, including scanned paper, fax, EDI, and the Web.

              Panagon IDM Services includes content services and image services in a single offering package to allow customers to deploy full-featured systems for electronic document lifecycle management and image and object storage and management, all eContent server operations at one time, saving deployment expense and reducing the cost of ownership.

              Panagon Visual WorkFlo(R) is an object-oriented, high-transaction, scalable business process automation solution allowing customers, partners and internal users to drive critical business activities and personalized content creation. Providing an infrastructure for eProcess management, Panagon Visual WorkFlo can be used to create applications that reflect the way work processes are performed, and is a critical enabling technology for the automation of business-to-business eCommerce via the Web. It allows managers to control and modify work processes to meet the needs of a dynamic business environment, and integrates information flow between software applications within a company's business processes. Panagon Visual WorkFlo supports multiple client, server and applications development environments such as Java and integrates with leading business process reengineering products for reduced implementation time.

              Panagon Report Manager processes computer print data streams to provide online statement and report management for eBusiness applications that require access to legacy data. It allows organizations to index, store, access, mine and analyze computer-generated reports and forms such as customer statements, claims, and billing statements electronically, eliminating the need for manual printing and distribution. Evolving from its computer output to laser disk (COLD) background, Panagon Report Manager provides significantly enhanced eContent management capabilities, including a new `super thin' client allowing authorized users to view Report Manager processed statements via the Web, requiring none of our software.

              Panagon Capture Professional (formerly Panagon Capture) is an enterprise document capture application that has a complete set of highly-configurable components for capturing virtually all document types: scanned paper documents, fax, email, word processing documents, spreadsheets, HTML, audio and video clips, and images, making them immediately available to users. Its modular components, substantial support for automated image identification and enhancement capabilities, and high-speed document processing to Panagon Image Services are optimized for high volume, enterprise-wide production capture operations.

              Panagon Capture Desktop is a new capture application which acquires and processes digital and paper-based documents into the Content Services repository, providing an easy-to-use front end for eContent management. Panagon Capture Desktop is designed to address the scanning and document capture needs of low-to-medium volume environments of all types, particularly eBusiness Web deployment teams, small accounting and finance departments, and engineering groups. Featuring a basic, intuitive interface for all scanning and importing functions, Panagon Capture Desktop also includes built-in image enhancement features and provides support for third party software components such as PDF conversion.

              Panagon Document Warehouse(TM) for SAP software is a document and data archiving application certified by SAP, for use with the popular R/3 Enterprise Resource Planning (ERP) application suite.

               Panagon Web Publisher ("PWP") is an important component of our extended Panagon Web Services infrastructure. PWP simplifies and automates Web publishing operations for Internet, intranet, and extranet Web sites by providing indexing and automatic formatting for MS-Word and other native format documents that authors simply drag and drop to the appropriate Panagon Web site repository folder. It eliminates virtually all HTML hand coding, dramatically reducing workloads for Web masters, information technology staff, and Web publishers. Panagon Web Publisher can automatically update entire Web sites and on-line compound documents without manual intervention, avoiding problems with broken links and virtually eliminating out-of-date Web documents. PWP can be further extended using Microsoft Active Server Pages
               (ASPs) to deliver customized Web applications

              Panagon WorkGroup(TM) software is a midrange document imaging and work management product based on a subset of the Panagon products combined with certain pre-packaged software applications. Watermark(R) software products have enabled users worldwide to exchange, process and share scanned images, faxes and other electronic documents within departments and workgroups of large enterprises and throughout midsize and small business environments. Watermark documents and folders are integrated into existing line-of-business applications and take advantage of Microsoft operating systems and database technologies. We are actively pursuing a conversion program to Panagon products for Watermark customers, and will end formal support for the Watermark line on March 31, 2000.

Hardware

         We manufacture and market an OSAR library product based on 12-inch optical disk technology and also offer optional integration services providing customers the ability to purchase complete solutions.

         All named products mentioned in this Form 10-K, other than our named products, may reference trademarks or registered trademarks owned by the respective holder.

RESEARCH AND Development

         Our research and development activities are focused on software product development. Research and development expenditures were $54.3 million, $50.1 million and $40.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. We believe that our future success depends upon our ability to continue to enhance our existing software products and to develop new software products that satisfactorily meet market needs. Accordingly, we intend to continue to make substantial investments in research and development activities.

BACKLOG

         We typically ship our products within a short period of time after acceptance of orders, which is common in the computer software industry.

Services, Support and manufacturing

         We maintain service and support organizations that provide both pre-sales and post-sales services on a worldwide basis.

         Our customer support group provides software maintenance and technical support services to customers and resellers who have contracted for such services. This service is provided through telephone response centers in Costa Mesa, California; Dublin, Ireland; Sydney, Australia; and Singapore, or through on-site visits to customer sites when necessary. Customer support will also provide support on a fee-per-service basis for those customers and resellers who have not entered into a maintenance contract with us. During 1998, we completed the process of transferring to Hewlett Packard the hardware maintenance we previously provided. Customers who require maintenance of hardware products bought from us now contract directly with HP or other service providers for such service. Previously, customers had contracted with us and we subcontracted the maintenance work to HP.

         Our professional services group provides consulting services to customers, primarily on a time and material basis and training services. These services range from management of large-scale implementations of our products to pre-packaged standard services such as software installation. Services are provided by consultants employed directly by us and through a network of qualified partners.

         Our facilities in Costa Mesa, California and Dublin, Ireland, conduct software manufacturing, localization, integration, test and quality control.

EMPLOYEES

         As of December 31, 1999, we had 1,693 full-time employees of which 382 were employed in research and development; 474 in sales, 76 in marketing, 209 in education and professional services, 297 in customer support; 95 in operations; and 160 in administration. No employees are represented by labor unions, and we have never experienced a work stoppage. We believe that we enjoy good employee relations.

COMPETITION

         The market for our products is highly competitive. Our principal competitors for our various product lines include the following companies: 1) Workflow and document imaging - Banctec, Inc., IBM, Keyfile, Optika, Unisys Corporation, Mosaix, Eastman Software (a Kodak company), 2) Electronic Document Management - Documentum, IBM, Interleaf, Novasoft, Novell, Open Text, and Hummingbird 3) COLD - Computron, IBM and Microbank. Numerous smaller software vendors also compete in each product area. We also experience competition from systems integrators who configure hardware and software into customized systems.

         Database vendors such as Oracle, Sybase and Informix, messaging vendors such as Microsoft and IBM, and Web content vendors such as Broadvision and Vignette may compete with us in the future. It is also possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of software industry consolidations. See "Certain Considerations - Competition" below.

PATENTS AND LICENSES

         We hold three patents for our OSAR product which expire August 26, 2003, June 23, 2004 and August 4, 2004. We have also entered into non-exclusive license arrangements with a number of organizations, including IBM and Oracle, which permit us and our resellers to grant sublicenses to end users of our systems to use software developed by these third party vendors. See "Certain Considerations - Intellectual Property and Other Proprietary Rights" below.

CERTAIN CONSIDERATIONS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward looking-statements involve risks and uncertainties, including those discussed below and in the notes to the Annual Report on Form 10-K for the year ended December 31, 1999, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the factors described below and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for 1999 and the Quarterly Reports on Form 10-Q to be filed by us in 2000. Our business, financial condition, operating results and prospects can be impacted by a number of factors, including but not limited to those set forth below and elsewhere in this report, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results. Factors that may affect our business, financial condition and results of operations include:

         Rapid Technological Change; Product Development. The market for our software and services is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our continued success will be dependent upon our ability to continue to enhance our existing software and services offerings, develop and introduce, in a timely manner, new software products incorporating technological advances and respond to customer requirements. There can be no assurance that we will be successful in developing and marketing new software products and services offerings or enhancements to our existing software on a timely basis or that any new or enhanced software and services offerings will adequately address the changing needs of the marketplace. If we are unable to develop and introduce new software and enhancements or new service offerings, in a timely manner in response to changing market conditions or customer requirements, our business and operating results could be adversely affected. From time to time, we or our competitors may announce new software products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing software products. There can be no assurance that announcements of currently planned or other new software products will not cause customers to delay their purchasing decisions in anticipation of such software products, which could have a material adverse effect on our business and operating results.

         Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. Prior growth rates in our revenue and operating results should not necessarily be considered indicative of future growth or operating results. Future operating results will depend upon many factors, including the demand for our products; the level of software product and price competition; the length of our sales cycle; variations in the productivity of our sales force; seasonality of individual customer buying patterns; the size and timing of individual transactions; the delay or deferral of customer implementations; the budget cycles of our customers; the timing of new software introductions and software enhancements by us and our competitors; the mix of sales by products, software, services and distribution channels; levels of international sales; acquisitions by competitors; changes in foreign currency exchange rates, impact of the EURO currency; our ability to develop and market new software products and control costs; and general domestic and international economic and political conditions.

         As a result of these factors, revenues and operating results for any quarter are subject to variation and are not predictable with any significant degree of accuracy. Therefore, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, such factors could cause our operating results in a given quarter to be below the expectations of public market analysts and investors. In either case, the price of our common stock could be materially adversely affected.

         Competition.The Web content management, integrated document management, imaging, workflow, computer output to laser disk and electronic document management software markets are highly competitive, and there are certain competitors of ours with substantially greater sales, marketing, development and financial resources. We believe that the competitive factors affecting the market for our software products and services include vendor and product reputation; product quality, performance and price; the availability of software products on multiple platforms; product scalability; product integration with other enterprise applications; software functionality and features; software ease of use; and the quality of professional services, customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While we believe we compete favorably in each of these areas, there can be no assurance that we will continue to do so. Moreover, our present or future competitors may be able to develop software products comparable or superior to those offered by us, offer lower price products or adapt more quickly than we do to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current software products and innovations. There can be no assurance that we will be able to continue to compete effectively in our market or that future competition will not have a material adverse effect on our business, financial condition or results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by us. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

         Intellectual Property and Other Proprietary Rights.Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that our existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or a commercial advantage to us. We have no software patents. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on our business, financial condition or results of operations. In addition, we also rely on certain software that we license from third parties, including software that is integrated with internally developed software used in our products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their software products, or that their software products will otherwise continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in software shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect our business, financial condition or results of operations.

         We may, from time to time, be notified that we are infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and our technology will create new software products and technology that may give rise to claims of infringement. While no actions other than those discussed below are currently pending against us for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against us in the future. Infringement actions can result in substantial cost to, and diversion of, resources. If we were found to infringe upon the rights of others, no assurance can be given that we could redesign the infringing products or could obtain licenses on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or redesign our products or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on our business, financial condition or results of operations.

         In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that we are infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly owned subsidiary that was merged with us, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed.

         In March 1997, Eastman Kodak Company (Kodak) purchased the Wang imaging business unit that has responsibility for this litigation. On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

         We have moved for summary judgment on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to our unenforceability defense on one of the patents. In July 1998, the Magistrate Judge assigned to the case, heard oral arguments on our motion for summary judgment that U.S. Patent 4,918,588 is not infringed and is invalid. The Magistrate Judge has not yet decided these motions. We believe that after he has ruled on these motions, he will hear oral arguments in the remaining motions in the sequence in which they were filed. A trial date has not been set.

         If it should be determined that the patents at issue in the litigation are valid and are infringed by any of our products, including Watermark products, we will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that we will be able to redesign the infringing products or obtain a license on acceptable terms. Based on our analysis of these Eastman patents and their respective file histories, we believe that we have meritorious defenses to Eastman's claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

         Dependence on Certain Relationships. We have entered into a number of key relationships with other companies such as Microsoft Corporation, IBM Global Services, Siebel Systems Inc, SAP AG, Hewlett-Packard Company, and Sun Microsystems, Inc. There can be no assurance that these companies will not reduce or discontinue their relationships with, or support of, us and our products.

         Dependence on Key Management and Technical Personnel. Our success depends to a significant degree upon the continued contributions of our key management, marketing, technical and operational personnel. In general, we do not utilize employment agreements for our key employees. The loss of the services of one or more key employees could have a material adverse effect on our operating results. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled management, technical, marketing, product development, operational personnel and consultants. Competition for such personnel, particularly software developers, professional service consultants and other technical personnel, is intense, and pay scales in the software industry have significantly increased. There can be no assurance that we will be successful in attracting and retaining such personnel.

         International Sales. Historically, we have derived approximately thirty percent of our total revenues from international sales. International business is subject to certain risks including varying technical standards; tariffs and trade barriers; political and economic instability; reduced protection for intellectual property rights in certain countries; difficulties in staffing and maintaining foreign operations; difficulties in managing foreign distributors; varying requirements for localized products; potentially adverse tax consequences; currency exchange fluctuations including those related to the EURO; the burden of complying with a wide variety of complex foreign laws, regulations and treaties; and the possibility of difficulties in collecting accounts receivable. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition or results of operations.

         Product Liability. Software and products as complex as those sold by us are susceptible to errors or failures, especially when first introduced or when new versions are released. Our software products are often intended for use in applications that are critical to a customer's business. As a result, our customers may rely on the effective performance of the software to a greater extent than the market for software products generally. We conduct extensive software testing to ensure that our software is free of significant errors and defects. In addition, we have designed and tested the most current versions of our software products to be year 2000 compliant. However, some of our customers are running earlier software products that are not year 2000 compliant. Although we have been encouraging such customers to migrate to current software versions, no assurance can be given that all of them will do so. Moreover, we also rely on certain software that we license from third parties, including software that is integrated with internally developed software and is used in our products to perform key functions. There can be no assurance that such third party software will be free of errors and defects or be year 2000 compliant. Although we have not experienced any material product liability claims to date, there can be no assurance that errors or defects, whether associated with year 2000 functions or otherwise, will not result in product liability claims against us in the future. A successful product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition. Our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions.

Item 2.     Properties

         We currently lease 280,000 square feet of office, development and manufacturing space in Costa Mesa, California and 92,000 square feet of office and development space in Kirkland, Washington. We also lease sales and support offices in 27 locations in the United States, 15 in Europe, 3 in Australia, 5 in Canada, and 4 in Asia. We believe that the Costa Mesa and Kirkland facilities will be adequate for our anticipated needs through 2000.

Item 3.     Legal Proceedings

         In October 1994, Wang Laboratories, Inc. (Wang) filed a complaint in the United States District Court for the District of Massachusetts alleging that we are infringing five patents held by Wang (the FileNET Case). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly owned subsidiary that was merged with us, is infringing three of the same patents asserted in the initial complaint (the Watermark Case). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed.

         In March 1997, Eastman Kodak Company (Kodak) purchased the Wang imaging business unit that has responsibility for this litigation. On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

         We have moved for summary judgment on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to our unenforceability defense on one of the patents. In July 1998, the Magistrate Judge assigned to the case heard oral arguments on our motion for summary judgment that U.S. Patent 4,918,588 is not infringed and is invalid. The Magistrate Judge has not yet decided these motions. We believe that after he has ruled on these motions, he will hear oral arguments in the remaining motions in the sequence in which they were filed. A trial date has not been set.

        If it should be determined that the patents at issue in the litigation are valid and are infringed by any of our products, including Watermark products, we will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that we will be able to successfully redesign the infringing products or obtain a license on acceptable terms. Based on our analysis of these patents and their respective file histories, we believe that we have meritorious defenses to these claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

         On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against us and certain of our officers and directors in the United States District Court for the Central District of California (the Nyquist Action). The action was purportedly filed on behalf of a class of purchasers of our common stock during the period April 16, 1998 through October 7, 1998. On July 22, 1999, defendant filed a motion to dismiss the complaint in its entirety. On August 19, 1999, the court ordered a stay of the action and removed defendants' motion to dismiss from the Court's hearing calendar in light of the pending petition for rehearing and rehearing enbanc in Silicon Graphics Sec.
Litig.,  Nos.  97-16204,  97-16240,  1999 U.S. App LEXIS 14955 (9th Cir. July 2,
1999). On December 13, 1999, the court entered a Stipulation to Dismiss Entire Action Without Prejudice.

         Subsequent to December 31, 1998, the former shareholders of Saros Corporation filed a demand for mandatory arbitration to release approximately two hundred thousand shares of our stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996 among FileNET
Corporation, FileNET Acquisition Corporation and Saros Corporation and for damages. We and the Shareholders' Agent had agreed to mediate the matter, but the Saros Shareholders' Agent cancelled the mediation prior to the scheduled date and renewed their demand for mandatory arbitration. We believe that we have meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate or any resulting potential loss cannot be presently determined.

         In the normal course of business, we are subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these other matters will not have a materially adverse effect on our consolidated results of operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.     Market  for  the  Registrant's  Common Stock and Related Stockholder
            Matters

         We believe that a variety of factors could cause the trading price of our common stock to fluctuate, perhaps substantially, including quarter-to-quarter variations in operating results; announcements of developments related to our business; fluctuations in our order levels; general conditions in the technology sector or the worldwide economy; announcements of technological innovations, new software products or product enhancements by us or our competitors; key management changes; changes in joint marketing and development programs; developments relating to patents or other intellectual property rights or disputes; and developments in our relationships with our customers, resellers and suppliers. In addition, in recent years the stock market in general, and the market for shares of high-technology stocks in particular, have experienced extreme price fluctuations that have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the trading price of our common stock.

         Our common stock is traded in the National Market System ("Nasdaq") under the symbol FILE. The following are the high and low closing prices from January 1, 1997 through December 31, 1999, as reported by Nasdaq:

                                               High        Low
                                           --------------------
1999
   4th Quarter                              $ 25.50    $ 10.38
   3rd Quarter                                13.38       8.00
   2nd Quarter                                11.94       6.03
   1st Quarter                                12.63       6.75
---------------------------------------------------------------
1998
   4th Quarter                              $ 12.50      $4.56
   3rd Quarter                                31.88      14.00
   2nd Quarter                                29.97      22.81
   1st Quarter                                24.44      14.89
---------------------------------------------------------------
1997
   4th Quarter                              $ 16.32      $8.07
   3rd Quarter                                10.07       7.75
   2nd Quarter                                 8.32       5.16
   1st Quarter                                15.88       7.75

         The closing price of our common stock on December 31, 1999 was $25.50. The approximate number of stockholders of record on February 28, 2000, was 673. The closing price of our common stock on that date was $42.19.

         We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Our ability to pay dividends is limited by the terms of our line of credit agreement.

Item 6.     Selected Financial Data

         The following table summarizes certain selected financial data:

                                                                                    (Dollars in thousands, except per share amounts)
                                                                         For Fiscal Years Ended
                                             ---------------------------------------------------------------------------------------
                                             Dec. 31, 1999    Dec. 31, 1998      Dec. 31, 1997    Dec. 31, 1996     Dec. 31, 1995
                                                 (1999)           (1998)             (1997)           (1996)            (1995)
                                             --------------   ---------------    --------------   --------------    --------------
Consolidated statements of operations data:
Revenue:
     Software revenue                          $   183,253      $   171,153        $   132,723      $   140,659      $   116,052
     Service revenue                               147,449          115,501             89,280           82,118           67,174
     Hardware revenue                               16,418           23,579             29,422           46,136           46,152
                                               ------------     ------------       ------------     ------------     ------------
            Total revenue                          347,120          310,233            251,425          268,913          229,378

Costs and expenses:
     Cost of software revenue                       16,984           16,814             13,416           15,389           14,688
     Cost of service revenue                        85,686           69,586             54,003           51,068           44,277
     Cost of hardware revenue                        8,805           13,181             20,330           29,633           28,800
     Research and development                       54,307           50,132             40,927           37,577           25,169
     Selling, general and administrative           157,708          161,013            127,622          120,261           96,499
     Merger, restructuring, write-off of
        purchased in-process research and
        development and other costs                      -            2,000              6,000           16,011            6,393
                                               ------------     ------------       ------------     ------------     ------------
         Total costs and expenses                  323,490          312,726            262,298          269,939          215,826

                                               ------------     ------------       ------------     ------------     ------------
Operating income (loss)                             23,630           (2,493)           (10,873)          (1,026)          13,552

     Other income, net                               3,409            3,840              3,160            2,838            2,780

Income (loss) before income taxes                   27,039            1,347             (7,713)           1,812           16,332

     Provision (benefit) for income taxes            7,362              391             (2,187)           4,456            8,116

                                               ------------     ------------       ------------     ------------     ------------
Net income (loss)                              $    19,677      $       956        $    (5,526)     $    (2,644)     $     8,216
                                               ------------     ------------       ------------     ------------     ------------

Basic earnings (loss) per share                $     0.61       $     0.03         $    (0.18)      $    (0.09)      $     0.28
Diluted earnings (loss) per share              $     0.59       $     0.03         $    (0.18)      $    (0.09)      $     0.26

Weighted average shares outstanding -
        basic                                       32,125           31,083             30,310           30,014           28,860
Weighted average shares outstanding -
        diluted                                     33,360           33,367             30,310           30,014           31,712

Consolidated balance sheet data:

Working capital                                $   101,777      $    67,722        $    79,091      $    85,475      $    83,797
Total assets                                       240,892          206,822            179,440          192,274          187,393
Stockholders' equity                               150,458          130,320            118,811          132,806          131,158

Certain reclassifications have been made to the prior years' selected financial data to conform with the current year's presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto submitted as a separate section of this Form 10-K (Item 14).

         Revenue

                                                                                                 (Dollars in millions)
                                                                           Percent                 Percent
        December 31,                                             1999       change        1998      change        1997
        ---------------------------------------------------------------------------------------------------------------
        Software revenue
               Domestic                                       $ 124.3          15%     $ 107.7         20%     $  89.7
               International                                     59.0          (7%)       63.5         48%        43.0
                                                             ----------------------------------------------------------
               Total software revenue                         $ 183.3           7%     $ 171.2         29%     $ 132.7
                   Percentage of total revenue                     53%                      55%                     53%

        Customer support revenue
               Domestic                                       $  71.5          25%     $  57.0         31%     $  43.4
               International                                     20.4          24%        16.5         50%        11.0
                                                             ----------------------------------------------------------
               Total customer support revenue                 $  91.9          25%     $  73.5         35%     $  54.4
                   Percentage of total revenue                     26%                      24%                     22%

        Professional services and education revenue
               Domestic                                       $  35.7          46%     $  24.4         43%     $  17.1
               International                                     13.5          59%         8.5         35%         6.3
                                                             ----------------------------------------------------------
               Total professional services and education
               revenue                                        $  49.2          50%     $  32.9         41%     $  23.4
                   Percentage of total revenue                     14%                      10%                      9%

        Hardware revenue
               Domestic                                       $  12.3        (28%)     $  17.1       (16%)     $  20.4
               International                                      4.1        (37%)         6.5       (28%)         9.0
                                                             ----------------------------------------------------------
               Total hardware revenue                         $  16.4        (31%)     $  23.6       (20%)     $  29.4
                   Percentage of total revenue                      5%                       8%                     12%

        Other revenue
               Domestic                                       $   5.2        (16%)     $   6.2       (17%)     $   7.5
               International                                      1.1        (61%)         2.8       (30%)         4.0
                                                             ----------------------------------------------------------
               Total other revenue                            $   6.3        (30%)     $   9.0       (22%)     $  11.5
                   Percentage of total revenue                      2%                       3%                      4%

        Total revenue
               Domestic                                       $ 249.0          17%     $ 212.4         19%     $ 178.1
               International                                     98.1           0%        97.8         33%        73.3
                                                             ----------------------------------------------------------
               Total Revenue                                  $ 347.1          12%     $ 310.2         23%     $ 251.4
                                                             ----------------------------------------------------------

         The software revenue growth rate increased 7% and 29% in 1999 and 1998, respectively. The lower growth rate in 1999 as compared to 1998 was a result of reduced demand for our products due to customer and prospect focus on year 2000 issues. Our international markets were more impacted by these factors than the U.S. particularly in the second half of the year.

         Customer support revenue consists of revenue from software maintenance contracts and "fee for service" revenues. Customer support revenue increased 25% and 35% in 1999 and 1998, respectively, due to the growth of our customer base through new customer sales and sales of new products to the installed base.

         Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers and training services. Professional services are primarily performed on a time and material basis. Professional services and education revenue increased 50% and 41% in 1999 and 1998, respectively. This increase was attributable to our efforts to build our professional services capabilities to support our solutions-oriented strategy as well as increased demand for our expanded professional services and education offerings.

         Hardware revenue is generated primarily from the sale of 12-inch OSARs. Hardware revenue decreased 31% and 20% in 1999 and 1998, respectively, due to expected decreases in new orders attributable to our continued focus on software-related revenues. We expect hardware revenue to continue to decline as a percentage of total revenue.

         Other revenue is generated from the sale of spare parts, supplies and "third party" products. Other revenue decreased 30% and 22% in 1999 and 1998, respectively, due to decreased sales of spare parts and third party products.

         International revenue represented 28%, 32% and 29% of total revenues in 1999, 1998 and 1997, respectively. The lower percentage in 1999 was due to a weakness in order levels in the European market caused by customers' and prospective customers' concerns over the year 2000 and, to a lesser extent, the strengthening of the U.S. dollar against foreign currencies. We expect international revenue to continue to represent a significant percentage of total revenue. However, international revenues are subject to certain risks including but not limited to political and economic instability; and currency fluctuations.

         Cost of Revenue

                                                                                           (Dollars in millions)
    ------------------------------------------------------------------------------------------------------------
                                                                       Percent              Percent
    December 31,                                                1999    Change       1998    Change       1997
    ------------------------------------------------------------------------------------------------------------

    Cost of software revenue                                 $  17.0        1%    $  16.8       25%     $  13.4
                Percentage of software revenue                     9%                  10%                   10%
    Cost of customer support revenue                         $  39.4       14%    $  34.7       29%     $  26.9
                Percentage of customer support revenue            43%                  47%                   49%
    Cost of professional services and education revenue      $  40.6       47%    $  27.7       40%     $  19.8
                Percentage of professional services and
                education revenue                                 83%                  84%                   85%
    Cost of hardware revenue                                 $   8.8      (33%)   $  13.2      (35%)    $  20.3
                Percentage of hardware revenue                    54%                  56%                   69%
    Cost of other revenue                                    $   5.6      (22%)   $   7.2       (1%)    $   7.3
                Percentage of other revenue                       89%                  80%                   63%
                                                            ----------------------------------------------------
    Cost of total revenue                                    $ 111.4       12%    $  99.6       14%     $  87.7
                                                            ----------------------------------------------------

         The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue was 9% in 1999 compared to 10% in 1998 and 1997. The decrease in 1999 is attributable to distribution costs increasing at a lower rate than revenue.

         The cost of customer support revenue includes customer support personnel, supplies, and the cost of third-party hardware maintenance. The cost of customer support revenue as a percentage of customer support revenue decreased to 43% in 1999 from 47% in 1998 and 49% in 1997. The decrease in 1999 is attributable to increased revenue with no proportional increase in costs. The decrease in 1998 was due to the higher proportion of fees for service revenue, as opposed to contract maintenance revenue, and the transition of high cost hardware maintenance services to a third party contractor. The decrease in 1997 is primarily due to the transition of hardware maintenance to a third party contractor, offset by lower margins associated with international maintenance.

         The cost of professional services and education revenue consists primarily of professional services personnel, training personnel and third party contractors. The cost of professional services and education revenue as a percentage of revenue decreased to 83% in 1999 from 84% in 1998. This was primarily due to higher utilization rates as a result of increased revenue.
However, we expect that competition for qualified technical and managerial personnel for our professional services segment is intense and will remain so for the foreseeable future. This may result in higher levels of compensation expense and higher cost of professional services revenue.

         The cost of hardware revenue includes the cost of assembling OSARs and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue decreased to 54% in 1999 from 56% in 1998 and 69% in 1997. The decreases are attributable to a reduction in fixed assembly costs corresponding to decreases in hardware revenue.

         The cost of other revenue includes the cost of supplies, spare parts and "third party" product. The cost of other revenue as a percentage of other revenue increased to 89% in 1999 from 80% in 1998 and 63% in 1997. The increase is due to declining revenue with a fixed expense base and sales of higher cost product.

        Research and Development and Selling, General and Administrative Expense

                                                                                    (Dollars in millions)
                                                            Percent                Percent
          December 31,                               1999    Change        1998     Change         1997
          ----------------------------------------------------------------------------------------------

          Research and development                $  54.3        8%     $  50.1        22%      $  40.9
                    Percentage of total revenue        16%                   16%                     16%
          Selling, general and administrative     $ 157.7      (2%)     $ 161.0        26%      $ 127.6
                    Percentage of total revenue        45%                   52%                     51%
                                                  ------------------------------------------------------

         Research and development expenses increased 8% in 1999 primarily due to an increase in salaries. The 22% increase in 1998 was attributable to market driven increases in salaries and recruiting costs necessitated by the intense competitive environment for software engineers and an increase in the cost of contract developers. As a percentage of total revenue, research and development expenses were 16% in 1999, 1998 and 1997.

         We expect that  competition  for  qualified  technical  personnel  will remain intense for the foreseeable future and may result in higher levels of compensation expense for us. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position and expect these costs to continue to constitute a significant percentage of revenue.

         Selling, general and administrative expenses decreased 2% in 1999 and increased 26% in 1998. The decrease in 1999 was due primarily to overall reduced spending including reduced legal fees and reduced sales training expenses. The increase in 1998 was due primarily to the expansion of our sales force, an increase in sales training costs, and an increase in commissions associated with higher revenue. Selling, general and administrative expenses, as a percentage of total revenue, were 45% in 1999, 52% in 1998 and 51% in 1997. The decrease from 1998 to 1999 was primarily due to containment of expenses combined with an increase in revenues.

         Restructuring and Other Costs. The $2.0 million in restructuring and other costs in 1998 represents the costs of a reduction in headcount associated with the restructuring of our sales and marketing operations, as well as costs of consolidating facilities. The restructuring and other costs include approximately $1.1 million for severance payments for 54 employees, $0.7 million for facility closing costs and $0.2 million of other charges.

         The $6.0 million in restructuring and other costs in 1997 represented the costs of consolidating the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at our Costa Mesa, California location, as well as a reduction in headcount in certain other areas of the company. The restructuring and other costs include approximately $2.2 million for severance payments for 111 employees, $2.2 million for the write-off of assets impaired by the decision to restructure, $0.4 million for facility closing costs, $0.4 million for equipment lease cancellations, $0.3 million for cancellation of third party development contracts, $0.2 million related to the withdrawal of certain products from the market and $0.3 million of other charges.

         At December 31, 1999, the remaining accrued restructuring and other costs of $0.5 million are included in other accrued liabilities. We anticipate that the remaining restructuring costs will be expended during 2000 .

         Other Income. Interest and other income consists primarily of interest income earned on our cash and cash equivalents, short and long-term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, other items of income and interest expense. Other income, net of other expenses, was $3.4 million in 1999, $3.8 million and $3.2 million in 1998 and 1997, respectively. The decrease in 1999 was attributable to increased foreign exchange losses and increased interest expense associated with our foreign currency hedge activities partially offset by increases in interest income. The increase in 1998 over 1997 was primarily due to a decrease in our foreign exchange losses.

         Provision for Income Taxes. The provision for income taxes was a charge of $7.4 million in 1999, compared to a charge of $0.4 million and a benefit of $2.2 million recorded in 1998 and 1997, respectively. The effective tax rate was 27%, 29% and 28% in the years ended December 31, 1999, 1998 and 1997, respectively. The reduction in 1999 was due to our utilization of net operating loss carryforwards.

         Quantitative and Qualitative Disclosures about Market Risk. We are exposed to a variety of risks, including changes in interest rates affecting the return on investments and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

         Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder's equity.

         Foreign Currency Risk. We have entered into forward foreign exchange contracts primarily to hedge amounts due from and the net assets of selected subsidiaries denominated in foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. The criteria we use for designating a contract as a hedge include the contract's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on foreign exchange contracts are recognized in income in the same period as gains and losses on the underlying transactions. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would be offset by the gain or loss on the forward contract. Our forward contracts generally have an original maturity of three months. The total notional values of forward contracts purchased and forward contracts sold were $15.9 million and $17.0 million, respectively. We do not expect gains or losses on these contracts to have a material impact on financial results (see Note 15 to the consolidated financial statements).

         Management believes that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for the three years ended December 31, 1999.

FINANCIAL CONDITION

         Liquidity and Capital Resources. As of December 31, 1999, combined cash, cash equivalents, and investments (short and long-term) were $108.7 million, an increase of $26.6 million from the $82.1 million at the end of 1998.

         Cash provided by operating activities in 1999 was $38.0 million and resulted primarily from net income, an increase in unearned maintenance revenue related to prepaid maintenance contracts, additions to net income for depreciation and amortization expense offset by an increase in accounts receivable and a decrease in accounts payable. Cash used by investing activities totaled $25.4 million, consisting of capital expenditures, proceeds from sales and the net sale and maturity of marketable securities. Cash provided by financing activities was $5.5 million consisting primarily of proceeds from the issuance of common stock in connection with the exercise of employee stock options and the employee and non-employee director stock purchase plan.

         Cash provided by operating activities in 1998 was $33.3 million and was comprised primarily of additions to net income for depreciation and amortization expense and increases in accounts payable, accrued compensation, and unearned maintenance revenue. Cash used by investing activities totaled $23.7 million, consisting of capital expenditures offset by the net sale and maturity of marketable securities. Cash provided by financing activities was $9.1 million consisting of proceeds from issuance of common stock in connection with the exercise of employee stock options and the employee and non-employee director stock purchase plan, offset by the cost to repurchase common stock.

         Cash provided by operating activities in 1997 was $24.7 million. Cash used by the net loss for the year was offset by lower accounts receivable balances associated with a lower average days sales outstanding, lower inventories associated with our decrease in hardware revenue and additions to net income for depreciation and amortization. Cash used by investing activities totaled $11.3 million, consisting of capital expenditures offset by the net sale and maturity of marketable securities. Cash used by financing activities was $2.6 million and was the result of the repurchase of common stock offset by proceeds from the issuance of common stock in connection with the exercise of employee and non-employee director stock options and the employee stock purchase plan.

         Our capital expenditures were $22.4 million in 1999, $32.5 million in 1998, and $14.3 million in 1997. We anticipate that we will acquire approximately $27.0 million of capital equipment in 2000. Our primary capital expenditures are for research and development equipment, demonstration and training equipment, enhancements to our internal network and business systems, leasehold improvements on leased property, and furniture. The increase in 1998 capital expenditures over the levels of the prior two years was due primarily to large internal information technology infrastructure and systems projects, as well as expenditures incurred to improve and furnish our new office in Kirkland, Washington. During the first quarter of 1998, we repurchased $4.4 million of our common stock. We repurchased $10.1 million of our common stock in 1997 for a total of $14.5 million in treasury stock.

         We   anticipate   that  our  present  cash   balances,   together  with
internally-generated funds and credit lines, will be sufficient to meet our working capital and capital expenditure needs throughout 2000.

OTHER MATTERS

         Year 2000. In 1997, we implemented a year 2000 Integrity Program (the Program) to ensure that our computer software products and internal business systems would function properly in the year 2000 and thereafter. Since January 1, 2000, we have not experienced any problems with our software products or internal business systems to properly manage and manipulate data related to the year 2000.

         All new generations of our software products were released as year 2000 compliant. However, not all our software products were year 2000 compliant and we did not make them so. Accordingly, upgraded year 2000 compliant versions of such software products were made available to customers and resellers who would then bear the responsibility for installing the upgraded software product in order to make their systems year 2000 compliant. Some of our customers were running software product versions that were not year 2000 compliant. We have been encouraging such customers to migrate to current software product versions. All customers were kept informed of the release of year 2000 compliant updates and upgrades via our readiness disclosure statement on our Web site. The inability of any of our software products to properly manage and manipulate data in the year 2000 and beyond could result in increased costs, customer satisfaction issues, potential lawsuits and other costs and liabilities, as well as customers being unable to run software licensed from us and incurring significant costs from the resultant business interruption. We spent an estimated $1.6 million on year 2000 software product related projects through December 31, 1999. We formed a rapid response team as part of customer support that responded to problems during the year 2000 date change period. We spent an estimated $0.1 million during the year 2000 date change timeframe.

         We communicated with significant third party vendors of computer software with which our systems interface or upon which our software products depend. Such third party vendors delivered year 2000 versions or guaranteed that their current computer software was year 2000 compliant. In the event that our customers have year 2000 related problems with such third party software, we have been assured that the third party will remediate their own year 2000 issues.

         The Program also included a review of all internal IT systems for year 2000 compliance. Our significant business systems (financial, operational, marketing, customer support, etc.) were reviewed and were either already year 2000 compliant or were upgraded and/or replaced so as to be year 2000 tested and compliant by October 31, 1999. All of the hardware and software deployed in our technical infrastructure was either fully year 2000 tested and compliant or had been replaced with year 2000 compliant components by October 31, 1999. We also evaluated IT related environmental systems (heating, air conditioning, security, etc.) and made all such systems year 2000 compliant by October 31, 1999. Business teams monitored the critical systems, and service centers to react immediately to facilitate repairs at the end of the year 1999. Data retention and recovery procedures were in place for critical business data to provide back-ups with on-site and off-site data copies. Our cost to fund solely year 2000 compliant projects was $1.1 million through December 31, 1999.

         The EURO Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the EURO. These countries have agreed to adopt the EURO as their common legal currency from that date. The EURO trades on currency exchanges and is available for non-cash transactions. These countries will issue sovereign debt exclusively in EURO and will re-denominate outstanding sovereign debt. Effective on this date, these countries no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the EURO, is exercised by the new European Central Bank.

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

         We have made the necessary changes to our internal business systems to support transactions denominated in the EURO, including establishing EURO price lists for effected countries. We are in the process of evaluating the impact the conversion to the EURO will have on our financial condition and results of operations. Based on this evaluation to date, we currently do not believe that there will be a material impact on our financial condition or results of operations as a result of the EURO conversion, except that we cannot currently assess the impact that a common EURO-based price list will have on how we market our products in Europe nor the impact, if any, on revenues generated in Europe.

         Recent Accounting Pronouncements. In June 1998 the Financial Accounting Standards Board ("FASB") issued, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000 and will require us to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. We believe the impact of adopting this standard will not be material to our results of operations or equity.

         Environmental Matters We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business.


Item 8.     Financial Statements and Supplementary Data

         The consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 14).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

         There is hereby incorporated herein by reference the information appearing under the caption "Election of Directors," under the caption "Executive Officers of the Company," and under the caption "Compliance with Securities Laws" of the Registrant's definitive Proxy Statement for our 2000 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 11.    Executive Compensation

         There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" and under the caption "Election of Directors" of the Registrant's definitive Proxy Statement for our 2000 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

         There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for our 2000 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 13.    Certain Relationships and Related Transactions

         This  information  is included as set forth under the caption "Note 14:
Related Party Transactions," contained in this Form 10-K in Item 14, page F-22.


                                     PART IV


Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)      Independent Auditors' Report, Financial Statements and Financial Statement Schedule
                                                                                                 Page
         Independent Auditors' Report............................................................F-3
         Consolidated balance sheets at December 31, 1999 and December 31, 1998..................F-4
         Consolidated statements of operations for each of the years ended
                  December 31, 1999, 1998 and 1997...............................................F-5
         Consolidated statements of comprehensive operations for each of the years ended December 31, 1999, 1998 and 1997.........................................F-6
         Consolidated statements of stockholders' equity for each of the years ended
                  December 31, 1999, 1998 and 1997...............................................F-7
         Consolidated statements of cash flows for each of the years ended
                  December 31, 1999, 1998 and 1997...............................................F-8
         Notes to consolidated financial statements..............................................F-9
         Independent Auditors' Report on Schedule................................................F-24
         Schedule II.  Valuation and Qualifying Accounts and Reserves............................S-1

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1999.



(c)      Exhibits

         The following exhibits are filed herewith or incorporated by reference:

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

10.1*Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 30, 1999, effective June 30, 1999 (filed as Exhibit 10.1 to Form
     10-Q for the quarter ended June 30, 1999).

10.2*Business  Alliance  Program  Agreement  between the  Registrant  and Oracle
     Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).

10.3*Runtime Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996, as amended by Amendment One thereto (filed as Exhibit
     10.4 to Form 10-QA for the quarter ended June 30, 1996).

10.3.1*  Runtime   Sublicense   Addendum   between  the  Registrant  and  Oracle
     Corporation  dated July 1, 1996; as amended by  Amendments  Two through Six thereto  (filed  as  Exhibit  10.3.1  to Form  10-Q for the  quarter  ended
     September 30, 1998).

10.4*Full Use and  Deployment  Sublicense  Addendum  between the  Registrant and
     Oracle  Corporation dated July 1, 1996, as amended by Amendment One thereto
     (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).

10.5*Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit 10.19 to the Form S-1).

10.6*Third  Amendment to the Lease between the Registrant and C. J. Segerstrom &
     Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992 (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997).

10.7*Fifth  Amendment to the Lease between the Registrant and C. J. Segerstrom &
     Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997 (filed as exhibit 10.8 to Form 10-Q for the quarter ended March 31, 1997).

10.8*1989 Stock Option Plan for Non-Employee Directors of FileNET Corporation, as amended by the First Amendment, Second Amendment, Third Amendment thereto (filed as Exhibit 10.9 to Form S-4 filed on January 26, 1996;
     Registration No. 333-00676).

10.9*Amended and Restated  1995 Stock  Option Plan of FileNET  (filed as Exhibit
     99.1 to Form S-8 filed on October 29, 1999; Registration No. 333-89983).


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

10.13* Agreement for the Purchase of IBM products dated December 20, 1991 (filed on May 5, 1992 with the Form 8 amending our Form 10-K for the fiscal year ended December 31, 1991).

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

10.23* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit
     10.23 to Form 10Q for the quarter ended September 30, 1999).

21.1 List of subsidiaries of Registrant (filed as FileNET Corporation Subsidiary
     Information).

23.1 Independent Auditor's consent (see page 24).

27.0 Financial Data Schedule.

* Incorporated herein by reference






SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FILENET CORPORATION



Date: March 30, 2000        By:   /s/      Lee D. Roberts
                                  -------- -------------------------------------
                                           Lee D. Roberts
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2000         By:  /s/      Lee D. Roberts
                                  -------- -------------------------------------
                                           Lee D. Roberts
                                           President and Chief Executive Officer
                                          (Principal Executive Officer) Director

Date: March 30, 2000         By:  /s/      Brian A. Colbeck
                                  -------- -------------------------------------
                                           Brian A. Colbeck
                                           VP, Controller and Chief Accounting
                                           Officer

Date:  March 30, 2000        By:  /s/      Theodore J. Smith
                                  -------- -------------------------------------
                                           Theodore J. Smith
                                           Chairman of the Board

Date: March 30, 2000         By:  /s/      L. George Klaus
                                  -------- -------------------------------------
                                           L. George Klaus
                                           Director

Date: March 30, 2000         By:  /s/      William P. Lyons
                                  -------- -------------------------------------
                                           William P. Lyons
                                           Director

Date: March 30, 2000         By:  /s/      John C. Savage
                                  -------- -------------------------------------
                                           John C. Savage
                                           Director

Date: March 30, 2000         By:  /s/      Roger S. Siboni
                                  -------- -------------------------------------
                                           Roger S. Siboni
                                           Director





                               FILENET CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS





              For the Years Ended December 31, 1999, 1998 and 1997



                                      with



                          Independent Auditors' Report









                               FILENET CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

                                    Contents


  Independent Auditors' Report..............................................F-3
  Audited Consolidated Financial Statements:
     Consolidated Balance Sheets............................................F-4
     Consolidated Statements of Operations..................................F-5
     Consolidated Statements of Comprehensive Operations....................F-6
     Consolidated Statements of Stockholders' Equity........................F-7
     Consolidated Statements of Cash Flows..................................F-8
  Notes to consolidated financial statements................................F-9
   Independent Auditors' Report on Schedule.................................F-24






INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of FileNET Corporation:


We  have  audited  the  accompanying  consolidated  balance  sheets  of  FileNET
Corporation and its subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FileNET Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


Costa Mesa, California
January 25, 2000





                           CONSOLIDATED BALANCE SHEETS

                       (Dollar in thousands, except share and per share amounts)
                                                      --------------------------
 Decemebr 31,                                              1999          1998
                                                      --------------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                           $   71,528    $   55,820
   Short-term investments                                  31,581        15,484
   Accounts receivable, net of allowances
   for doubtful accounts and sales
   allowances of $4,542 and $4,382 at
   Decemebr 31, 1999 and 1998, respectively                72,736        61,636
   Inventories, net                                         3,399         2,419
   Prepaid expenses and other current assets                8,080         8,865
   Deferred income taxes                                      938             -
                                                      ------------   -----------
   Total current assets                                   188,262       144,224
 Property, net                                             40,593        44,177
 Long-term investments                                      5,542        10,885
 Deferred income taxes                                      4,752         6,385
 Other assets                                               1,743         1,151
                                                      ------------   -----------
     Total assets                                     $   240,892    $  206,822
                                                      ============   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                   $    16,642    $   21,022
   Accrued compensation and benefits                       24,079        22,165
   Unearned maintenance revenue                            16,286        10,988
   Income tax payable                                       7,808         3,618
   Deferred income taxes                                      -             942
   Other accrued liabilities                               21,670        17,517
                                                      ------------   -----------
   Total current liabilities                               86,485        76,252

 Unearned maintenance revenue                               3,949           250

Committments and contingencies (Notes 2, 8 and 13)

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000 shares
     authorized; none issued and outstanding
   Common  stock, $.01 par value; 100,000,000 shares
     33,578,642 and 32,924,950 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively                                         149,779       144,242
   Retained earnings                                       22,981         3,304
   Accumulated other comprehensive loss                    (7,735)       (2,659)
                                                      ------------   -----------
                                                          165,025       144,887
   Treasury stock, at cost; 1,098,000 shares at
     December 31, 1999 and 1998                           (14,567)      (14,567)
                                                      ------------   -----------
   Total stockholders' equity                             150,458       130,320
                                                      ------------   -----------

     Total liabilities and stockholders' equity       $   240,892    $  206,822
                                                      ============     =========
See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (Dollars in thousands, except per share amounts)
Year Ended December 31,                             1999              1998            1997
--------------------------------------------------------------------------------------------
Revenue:
  Software                                      $ 183,253        $ 171,153         $ 132,723
  Service                                         147,449          115,501            89,280
  Hardware                                         16,418           23,579            29,422
                                                ---------------------------------------------
  Total revenue                                   347,120          310,233           251,425
                                                ---------------------------------------------

Costs and expenses:
  Cost of software revenue                         16,984           16,814            13,416
  Cost of service revenue                          85,686           69,586            54,003
  Cost of hardware revenue                          8,805           13,181            20,330
  Research and development                         54,307           50,132            40,927
  Selling, general and administrative             157,708          161,013           127,622
  Restructuring and other costs                         -            2,000             6,000
                                                ---------------------------------------------
  Total costs and expenses                        323,490          312,726           262,298
                                                ---------------------------------------------

Operating income (loss)                            23,630           (2,493)          (10,873)

Other income, net                                   3,409            3,840             3,160
                                                ---------------------------------------------

Income (loss) before income taxes                  27,039            1,347            (7,713)

Provision (benefit) for income taxes                7,362              391            (2,187)
                                                ---------------------------------------------

Net income (loss)                               $  19,677        $     956         $  (5,526)
                                                =============================================

Earnings (loss) per share:
  Basic                                         $    0.61        $    0.03         $   (0.18)
                                                =============================================
  Diluted                                       $    0.59        $    0.03         $   (0.18)
                                                =============================================

Weighted average shares outstanding-basic          32,125           31,083            30,310
                                                =============================================
Weighted average shares outstanding-diluted        33,360           33,367            30,310
                                                =============================================

See accompanying Notes to Consolidated Financial Statements

                        STATEMENT OF COMPREHENSIVE OPERATIONS

                                                         (Dollars in thousands)
 Year Ended December 31,                     1999         1998          1997
----------------------------------------------------  -----------   ------------

 Net income (loss)                        $  19,677    $     956     $  (5,526)
                                         -----------  -----------   ------------

 Other comprehensive income (loss):
  Foreign currency translation
      adjustments, net of tax               (4,970)        1,455        (5,809)
  Unrealized holding gains (losses) on
      available for sale securities,          (106)           32           (24)
      net of tax
                                         -----------  -----------   ------------
  Other comprehensive income (loss)         (5,076)        1,487        (5,833)
                                         -----------  -----------   ------------

 Comprehensive income (loss)              $  14,601    $   2,443     $ (11,359)
                                         ===========  ===========   ============

See accompanying Notes to Consolidated Financial Statements

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                      (In thousands)
                                                                                   Accumulated
                                                                                         Other
                                                    Common Stock       Retained   Comprehensive      Treasury Stock
                                                Shares      Amount     Earnings      Operations     Shares      Amount       Total
------------------------------------------    ---------------------   ----------  --------------  ---------------------  -----------
 Balances at January 1, 1997                    30,462   $ 127,813     $  7,874     $  1,687         (400)   $ (4,568)    $ 132,806
 Stock options exercised                           484       1,721                                                            1,721
 Common stock issued under the
  Employee Qualified Stock Purchase Plan           176       1,207                                                            1,207
 Repurchase of treasury shares at cost                                                               (420)     (5,564)       (5,564)
 Foreign currency translation adjustment                                              (5,809)                                (5,809)
 Net loss                                                                (5,526)                                             (5,526)
 Other                                                                                   (24)                                   (24)
                                              ----------------------- ------------ --------------- --------------------  -----------
 Balances at December 31, 1997                  31,122     130,741        2,348       (4,146)        (820)    (10,132)      118,811
 Stock options exercised                         1,642      12,078                                                           12,078
 Common stock issued under the
  Employee Qualified Stock Purchase Plan           161       1,423                                                            1,423
 Repurchase of treasury shares at cost                                                               (278)     (4,435)       (4,435)
 Foreign currency translation adjustment                                               1,455                                  1,455
 Net income                                                                 956                                                 956
 Other                                                                                    32                                     32
                                              ----------------------- ------------ --------------- --------------------  -----------
 Balances at December 31, 1998                  32,925     144,242        3,304       (2,659)       (1,098)   (14,567)      130,320
 Stock options exercised                           315       2,466                                                            2,466
 Stock option income tax benefit                               477                                                              477
 Common stock issued under the
  Employee Qualified Stock Purchase Plan           339       2,594                                                            2,594
 Foreign currency translation adjustment                                              (4,970)                                (4,970)
 Net income                                                              19,677                                              19,677
 Other                                                                                  (106)                                  (106)
                                              ----------------------- ------------ --------------- --------------------  -----------
 Balances at December 31, 1999                   33,579  $ 149,779     $ 22,981       (7,735)       (1,098)  $ (14,567)   $ 150,458
                                              ----------------------- ------------ --------------- --------------------  -----------
See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     (Dollars in thousands
Year Ended December 31,                                              1999             1998            1997
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                $ 19,677         $    956        $ (5,526)
Adjustments to reconcile net income (loss) to net cash
  provided by  operating activities:
    Depreciation and amortization                                  17,316           15,360          13,193
    Provision for doubtful accounts                                   612            1,041             350
    Deferred income taxes                                            (247)             566          (3,773)
    Changes in operating assets and liabilities:
      Accounts receivable                                        (14,979)            (573)           9,365
      Inventories                                                   (980)            1,121           5,368
      Prepaid expenses and other current assets                       603             (609)           (539)
      Accounts payable                                             (4,102)           5,905          (1,273)
      Accrued compensation & benefits                               2,486            4,820           4,721
      Unearned maintenance revenue                                  9,046            2,408           3,327
      Income tax payable                                            4,051            2,323          (1,533)
      Other                                                         4,514              (60)            985
                                                                ----------      -----------      ----------
Net cash provided by operating activities                          37,997           33,258          24,665
                                                                ----------      -----------      ----------

Cash flows from investing activities:
Capital expenditures                                              (22,432)         (32,474)        (14,266)
Proceeds from sale of property                                      8,028              478             264
Purchases of marketable securities                                (51,669)         (34,536)        (30,274)
Proceeds from sales and maturities of marketable securities        40,670           42,843          32,946
                                                                ----------      -----------      ----------
Net cash used in investing activities                             (25,403)         (23,689)        (11,330)
                                                                ----------      -----------      ----------

Cash flows from financing activities:
Proceeds from issuance of common stock                              5,060           13,501           2,928
Common stock repurchased                                                -           (4,435)         (5,564)
Stock option income tax benefits                                      477                -               -
                                                                ----------      -----------      ----------
Net cash provided by (used in) financing activities                 5,537            9,066         (2,636)

Effect of exchange rate changes on cash and cash equivalents       (2,423)            (159)         (1,885)
                                                                ----------      -----------      ----------

Net increase in cash and cash equivalents                          15,708           18,476           8,814
Cash and cash equivalents, beginning of year                       55,820           37,344          28,530
                                                                ----------      -----------      ----------
Cash and cash equivalents, end of year                           $ 71,528         $ 55,820        $ 37,344
                                                                ==========      ===========      ==========

Supplemental cash flow information:
Interest paid                                                    $    221         $     25        $    201
Income taxes paid (refunded)                                     $    671         $  (2,119)      $  3,050
 See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1     Summary of Significant Accounting Policies

         Nature of Operations. FileNET Corporation ("the Company") develops, markets, implements and services an open, integrated, Web and client/server-based family of Web content management and document management software products designed for managing information and enhancing enterprise productivity. Additionally, the Company manufactures and sells a line of 12-inch OSARs. The Company markets its products to a broad range of industries in more than 70 countries through a global sales, service and support organization, including its ValueNET partner program of resellers, system integrators and application developers.

         Principles of Consolidation.   The  consolidated  financial  statements
include the accounts of FileNET and the Company's wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investments. The Company's investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity (Note 6).

         Other Financial Instruments. The Company enters into forward foreign exchange contracts as a hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company is exposed to market risk on the forward foreign exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statements of operations. The counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties. The Company does not anticipate a material loss resulting from credit risks related to any of these institutions (Note 15).

         Fair Value of Financial Instruments. The recorded amounts of financial assets and liabilities at December 31, 1999 and 1998, approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization.

         Inventories. Inventories are stated at the lower of first-in, first-out cost or market (Note 7). The Company regularly monitors inventories for excess or obsolete items and makes any necessary adjustments at each balance sheet date.

         Foreign Currency Translation. The Company measures the financial statements for its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders' equity. Gains and losses from foreign currency transactions are included in other income, net.

         Property. Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease (Note 8).

         Research and Development. The Company expenses research and development costs as incurred. No amounts are required to be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," as of December 31, 1999 and 1998 because software is substantially completed concurrently with the establishment of technological feasibility.

         Revenue Recognition. Software revenue is generally recognized when the software product is delivered to the customer or reseller in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, "Software Revenue Recognition, as amended." The Company recognizes other revenue at the time of product delivery and accrues any remaining costs, including insignificant vendor obligations. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized as such services are delivered and accepted by the customer.

         Product Warranty. The Company provides a 90 day warranty for its hardware products against defects in materials and workmanship and for its software products against substantial nonconformance to the published specifications. A provision for estimated warranty costs is recorded at the time of sale or license and periodically adjusted to reflect actual experience.

         Income Taxes. The provision for incomes taxes is determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. Valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (Note 11).

         Earnings (Loss) Per Share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and the dilutive effect of potential common shares outstanding (Note 4).

         Supplier Concentrations. Certain components for the Company's proprietary 12-inch OSARs are available only from a single source. Any inability to obtain components in the amounts needed on a timely basis could result in delays in product shipments which could have an adverse effect on the Company's operating results. The Company has qualified and is selling 5 1/4-inch optical storage and retrieval devices from an alternative source which could be utilized by the Company's customers in the event of any interruptions in the delivery of components for the Company's own OSAR product.

         Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting
Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (Note 10).

         Long-Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable.

         Comprehensive Income. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998.

         Segment Disclosures. In 1998, the FASB issued, and the Company adopted, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers (Note 12).

         Recent Accounting Pronouncements. In June 1998, the FSAB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity.

         Stock Split. On May 15, 1998, the Board of Directors declared a two-for-one stock split of the Company's common stock, effected in the form of a 100% stock dividend paid on June 12, 1998 to shareholders of record as of May 29, 1998. All agreements concerning stock options and other commitments payable in shares of its common stock provide for the issuance of additional shares due to the declaration of the stock split. All references throughout this annual report relating to number of shares, per share amounts, stock option data, and market price of common stock have been restated for the stock split.

         Reclassifications.   Certain  reclassifications   have   been  made  to
prior-years' balances to conform to current year's presentation.


Note 2     Acquisitions

         In March 1996, the Company acquired Saros Corporation ("Saros") by issuing approximately 1.9 million shares of FileNET common stock and approximately 337,000 options to purchase FileNET common stock in exchange for all outstanding Saros stock and options. The transaction was accounted for as a pooling-of-interests for financial reporting purposes. Fees and expenses aggregating $4.2 million were expensed in the first quarter of 1996. Subsequent to December 31, 1998, the former shareholders have filed a demand for mandatory arbitration to release approximately 0.2 million shares which were held in Escrow pursuant to the Agreement and Plan of Merger and for damages. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims, however, the ultimate outcome or any resulting potential loss cannot be presently determined.


Note 3     Restructuring and Other Costs

         The $2.0 million in restructuring and other costs in 1998 represents the costs of a reduction in headcount associated with the restructuring of the Company's sales and marketing operations, as well as costs of consolidating facilities. The restructuring and other costs include approximately $1.1 million for severance payments for 54 employees, $0.7 million for facility closing costs and $0.2 million of other charges.

         The $6.0 million in restructuring and other costs in 1997 represented the costs of consolidating the Watermark business unit's Burlington, Massachusetts engineering and marketing functions with those at FileNET's Costa Mesa, California location, as well as a reduction in headcount in certain other areas of the Company. The restructuring and other costs include approximately $2.2 million for severance payments for 111 employees, $2.2 million for the write-off of assets impaired by the decision to restructure, $0.4 million for facility closing costs, $0.4 million for equipment lease cancellations, $0.3 million for cancellation of third party development contracts, $0.2 million related to the withdrawal of certain products from the market and $0.3 million of other charges.

         At December 31, 1999, the remaining accrued restructuring and other costs of $0.5 million are included in other accrued liabilities. The Company anticipates that the remaining restructuring costs will be expended during 2000.

Note 4     Earnings (Loss) Per Share

         The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share.

                                               (In thousands, except per share amounts)
                                                     Net                      Per Share
                                                   Income          Shares       Amount
---------------------------------------------------------------------------------------
Year ended December 31, 1997
Basic (loss) per share                           $ (5,526)         30,310      $ (0.18)
Effect of dilutive stock options                                        -
                                               ----------------------------------------
Diluted (loss) per share                         $ (5,526)         30,310      $ (0.18)
                                               ----------------------------------------

Year ended December 31, 1998
Basic earnings per share                         $    956          31,083      $  0.03
Effect of dilutive stock options                                    2,284
                                               ----------------------------------------
Diluted earnings per share                       $    956         33,367       $  0.03
                                               ----------------------------------------

Year ended December 31, 1999
Basic earnings per share                         $  19,677         32,125      $  0.61
Effect of dilutive stock options                                    1,235
                                               ----------------------------------------
Diluted earnings per share                       $  19,677         33,360      $  0.59
                                               ========================================

         Options to purchase shares of common stock in 1997 were outstanding during the year but were not included in the computation of diluted loss per share as their effect was anti-dilutive (see Note 10).


Note 5     Other Comprehensive Operations

         Accumulated other comprehensive operations for each of the three years in the period ended December 31, 1999, is comprised of the following:

                                                         (Dollars in thousands)
                                                  Unrealized        Accumulated
                                   Foreign        Gain(Loss)              Other
                                  Currency     on Marketable      Comprehensive
                                     Items        Securities             Income
--------------------------------------------------------------------------------
Balance, January 1, 1997       $    1,686             $    1        $     1,687
   Current Period Changes
    (Net of tax of $(3,873)
    and $(16), prospectively)      (5,809)               (24)            (5,833)
                               -------------------------------------------------

Balance, December 31, 1997         (4,123)               (23)            (4,146)
   Current Period Changes
    (Net of tax of $970 and         1,455                 32              1,487
    $21, prospectively)        -------------------------------------------------

Balance, December 31, 1998         (2,668)                  9            (2,659)
   Current Period Changes
    (Net of tax of $(3,313)
    and $(71), prospectively)      (4,970)              (106)            (5,076)
                               -------------------------------------------------
Balance, December 31, 1999      $  (7,638)          $    (97)        $   (7,735)
                               =================================================

Note 6     Investment Securities Available for Sale

         The Company's investments in marketable securities consists primarily of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. The following table summarizes investment securities available for sale as of December 31:

                                                 (Dollars in thousands)
Investment securities available for sale:       1999              1998
-----------------------------------------------------------------------
  Cost                                     $  37,282         $  26,361
  Gross unrealized gains                           -                 8
  Gross unrealized losses                      (159)                 -
                                          -----------------------------
  Estimated fair value                     $  37,123         $  26,369
                                          =============================


         There were no realized gains or losses for the year ended December 31, 1999. For the year ended December 31, 1998, there was a realized gain of $6,600. Unrealized holding gains and losses on investments, net of tax, are included in accumulated other comprehensive operations in stockholders' equity at December 31, 1999 and 1998, and were $(97,000) and $9,000, respectively.

         The contractual maturities of investments at December 31, 1999 and 1998, are shown below. Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. The Company classifies short-term investments in current assets as all such investments are available for current operations.

                                                                            (Dollars in thousands)
                                               1999                               1998
                                  -----------------------------   --------------------------------
                                                    Estimated                          Estimated
                                       Cost        Fair Value             Cost        Fair Value
                                  -----------------------------   --------------------------------
Debt Securities:
  Due in one year or less           $ 31,690         $ 31,581         $ 15,476          $ 15,484
  Due in one to three years            5,592            5,542           10,885            10,885
                                  -----------------------------   --------------------------------
                                    $ 37,202         $ 37,123         $ 26,361          $ 26,369
                                  =============================   ================================

Note 7     Inventories

         Inventories,  net of reserves,  consisted of the  following at December
31:
                                          (Dollars in thousands)
                                           1999            1998
                                      --------------------------
Raw materials                          $  1,895        $  1,676
Work-in-process                           1,067             580
Finished goods                              437             163
                                      --------------------------
Total                                  $  3,399        $  2,419
                                      ==========================

Note 8     Property and Leases

         Property consisted of the following at December 31:
                                                    (Dollars in thousands)
                                                     1999             1998
                                         ----------------------------------

Machinery, equipment and software              $  101,712        $  95,793
Furniture and fixtures                             12,812           12,376
Leasehold improvements                             14,998           11,796
                                         ----------------------------------
                                                  129,522          119,965
Less accumulated depreciation
and amortization                                  (88,929)         (75,788)
                                         ----------------------------------
Property, net                                   $  40,593        $  44,177
                                         ==================================

         At December 31, 1999, there was no impairment in the value of long-lived assets based on management's estimated undiscounted future cash flows.

         The Company leases its corporate offices, sales offices, manufacturing facilities, and other equipment under noncancelable operating leases, some of which have renewal options and generally provide for escalation of the annual rental amount. Amounts related to deferred rent are recorded in accrued liabilities on the balance sheet.

         Expenses related to operating leases were $15.4 million, $11.3 million, and $10.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The following table summarizes future minimum lease payments required under operating leases at December 31:

                                            (Dollars in thousands)
                      --------------------------------------------
                      2000                            $    17,413
                      2001                                 14,043
                      2002                                  9,471
                      2003                                  8,002
                      2004                                  6,701
                      Thereafter                            8,410
                                                     -------------
                      Total                           $    64,040
                                                     =============

         The Company continues to invest in technology equipment and software for information systems infrastructure and telecommunications. These investments have been funded through operating leases and cash purchases. In 1999, the Company entered into sale leaseback commitments for previously purchased technology equipment and software with a net book value of $7.3 million. These leases are classified as operating leases and the gain of $437,000 is being recognized over the leaseback periods.


Note 9     Borrowing Arrangements

         The Company has a $20 million commercial line of credit that expires in June 2001. Borrowings under the arrangement are unsecured and bear interest at one hundred basis points over the London Interbank Offered Rate. A commitment fee of fifteen basis points is assessed against any undrawn amounts.

         The Company is restricted from paying dividends during the term of the arrangement and, under the arrangement, must comply with certain covenants, including quarterly and annual profitability covenants. The Company was in compliance with such covenants as of December 31, 1999. There were no borrowings outstanding at December 31, 1999 and 1998.

Note 10    Stockholders' Equity

         Shareholder Rights Plan In October 1988, the Company declared a dividend of one common stock purchase right for each outstanding share of common stock. As amended in July and November of 1998, a right may be exercised under certain circumstances to purchase one share of common stock at an exercise price of $87.50, subject to certain anti-dilution adjustments. The rights become exercisable if and when a person (or group of affiliated or associated persons) acquires 15% or more of FileNET's outstanding common stock, or announces an offer that would result in such person acquiring 15% or more of FileNET's common stock. After the rights become exercisable, each right will entitle its holder to buy a number of shares of FileNET's common stock having a market value of twice the exercise price of the rights. After the rights become exercisable, if FileNET is a party to certain merger or business combination transactions or transfer 50% or more of its assets or earnings power (as defined), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right. The rights expire November 17, 2008 and may be redeemed by FileNET at one cent per right at any time up to ten days after a person has announced that they have acquired 15% or more of FileNET's common stock.

         Treasury Stock. In 1997, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $10 million of the Company's outstanding common stock. During the year ended December 31, 1997, the number of shares purchased under this authorization was 420,000 shares at an aggregate cost of $5.6 million. During the first quarter of 1998, the Company repurchased 278,000 shares of its common stock at an aggregate cost of $4.4 million, thereby completing the stock repurchase program.

         Employee Stock Purchase Plans. In May 1998, FileNET adopted the 1998 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the Purchase Plans). A total of 300,000 shares were authorized to be added to the remaining share reserve under the predecessor 1988 Employee Qualified Stock Purchase Plan so that the total share reserve for the Purchase Plans would be no more than 400,000 shares. In May 1999, shareholders approved adding an additional 300,000 shares to the reserve. Under the terms of the Purchase Plans, common stock may be offered in successive six-month offering periods to eligible employees of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever is lower. The Purchase Plans cover substantially all employees of the Company. Eligible employees may elect to have a portion of their salary withheld for the purpose of making purchases under the Purchase Plans. Each participant is limited in any plan year to the acquisition of that number of shares that have an aggregate fair market value of not more than $25,000. There are no charges or credits to income in connection with the Purchase Plans. At December 31, 1999, $864,000 had been withheld from employees' salaries pursuant to the Purchase Plans for the current offering period, which expires on April 30, 2000. At December 31, 1999, approximately 353,162 shares remained available for future issuance.

         Stock Option Plans. In April 1986, the Company adopted the 1986 Stock Option Plan (the 1986 Plan). Under the amended terms of the 1986 Plan, options to purchase 6,500,000 shares of the Company's common stock were reserved for issuance to employees, officers and directors. Options to purchase 322,757 and 463,422 common shares were exercisable under the 1986 Plan at December 31, 1999 and 1998, respectively. In May 1995, the 1986 Plan was terminated and the remaining reserve of 140,098 shares was transferred into the 1995 Stock Option Plan. No common shares remain available for future grants under the 1986 Plan. Options granted were either incentive stock options or nonqualified stock options. Options granted become exercisable in 20% annual installments beginning one year after the date of grant, as determined by the Board of Directors, and expire no later than ten years plus one day from the date of grant. The exercise price of the incentive stock options and nonqualified options were not to be less than 100% and 85%, respectively, of the fair market value of the Company's common stock at the date of grant.

In May 1995, the Company adopted the 1995 Stock Option Plan (the 1995 Plan). Under the amended terms of the 1995 Plan, options to purchase 5,600,000 shares of the Company's common stock were reserved for issuance to employees, officers and directors. This reserve was added to the 140,098 shares of common stock transferred from the 1986 Plan. Outstanding options under the 1986 Plan will continue to be governed by the provisions of the agreements evidencing those grants. To the extent any of those outstanding options terminate or expire prior to exercise, the shares subject to those unexercised options will be available for subsequent option grant pursuant to the provisions of the 1995 Plan. As of December 31, 1999, 1,973,060 options of the 1986 Plan had been terminated and were made available under the 1995 Plan. Options granted under the 1995 Plan's Discretionary Option Grant Program for employees and the Automatic Option Grant Program for directors have an exercise price per share of 100% of the fair market value per share on the grant date and become exercisable in 25% annual installments beginning one year from the date of grant. On October 21, 1999, the Plan's Discretionary Option Program was amended to change the vesting schedule of all options granted from that date forward to vest twenty-five percent (25%) of the option shares after twelve (12) months of service from the grant date and the balance of the options to vest in thirty-six (36) successive equal monthly installments upon completion of each additional month of service thereafter. As of December 31, 1999, 2,151,121 options were exercisable under the 1995 Plan. At the December 14, 1999 meeting, the Board established a Special Stock Option Committee consisting of Lee D. Roberts, President and Chief Executive Officer, which is authorized to grant options up to 20,000 shares to non-officer employees.

         Prior to their merger with FileNET, Saros and Watermark Software, Inc. had adopted stock option plans. These plans were assumed by the Company and outstanding options were converted into options to purchase an aggregate of 975,976 shares of FileNET common stock. Outstanding options under the plans will continue to be governed by the provisions of the agreements evidencing those grants. To the extent any of those outstanding options terminate or expire prior to exercise, the shares subject to those unexercised options will not be available for subsequent option grant. At December 31, 1999, a total of 29,107 options were outstanding and 29,107 were exercisable under these plans.

         In December 1989, the Company adopted the 1989 Stock Option Plan for Non-Employee Directors (the Directors' Plan). Under the terms of the Directors' Plan, as amended, each FileNET director who was not an employee was automatically granted an initial option to purchase 10,000 shares of FileNET's common stock at its fair market value on the date of grant and was granted an additional option to purchase 3,500 shares every year following the initial grant, provided such person continued to be a director at such time. Options granted under the plan vested at the rate of 20% per year from the grant date. Options to purchase an aggregate of 140,000 shares at prices ranging from $5.75 to $16.35 per share were granted from December 18, 1989 to May 24, 1995. At December 31, 1999, options to purchase 25,200 shares of common stock were exercisable. This plan was terminated in May 1995 with respect to future option grants. Future grants to non-employee directors are to be granted under the provisions of the 1995 Plan. On May 15, 1998, the shareholders approved an Amendment to the 1995 Plan for the Automatic Option Grant Program to non-employee directors to increase the initial option to purchase 25,000 shares of FileNET common stock at fair market value on the date of grant and an additional 7,000 shares of FileNET common stock at fair market value on the date of grant every year following the initial grant, provided such person continued to be a director at such time.

         In August 1997, the Company filed a Form S-8 with the Securities and Exchange Commission registering a Non-Statutory Stock Option Grant of 600,000 shares, dated May 22, 1997, to the Company's current President and Chief Operating Officer and a Non-Statutory Stock Option Grant of 160,000 shares, dated June 18, 1997, to the Company's Senior Vice President, Worldwide Sales. Such grants were in accordance with employment agreements entered into by the Company and the grantees. Options granted have an exercise price per share of 100% of the fair market value per share on the date of grant and become exercisable in 25% installments beginning one year from the date of grant and will expire no later than ten years from the date of grant. As of December 31, 1999, 230,000 options were exercisable related to these Non-Statutory Stock Option Grants and 150,000 had been exercised to date.

On July 11, 1997, the Company approved a stock option cancellation/regrant program which allowed reporting officers and employees, but not non-employee directors, to exchange outstanding options with an exercise price greater than $9.00 for new options. Outstanding options of 3,105,050 shares were canceled and regranted at $9.00 per share, the market value on July 11, 1997. Under the stock option cancellation/regrant program, the regranted options are considered granted on July 11, 1997. The regranted options retained the exercisable status of the canceled options with the following exceptions. The exercise date for the regranted options related to canceled options that would have been exercisable as of July 11, 1997 was extended six months to January 11, 1998. For the reporting officers, as defined in Section 16 of the Securities Exchange Act of 1934, as amended (the Act), the exercise date of regranted options related to canceled options which would have been exercisable on July 11, 1997, was extended twelve months to July 11, 1998. The prospective exercise dates for the remaining regranted options related to canceled options that were not exercisable as of July 11, 1997, were extended six months from the original exercise date.

         Information regarding the stock option plans, after giving retroactive effect to the conversions of the Watermark and Saros stock options on their original grant dates, is as follows:

                                                                       Weighted
                                                                        Average
                                                       Number of       Exercise
                                                         Options          Price
                                                     ------------    -----------
Balances, January 1, 1997                              5,601,766         $11.11
  Granted (weighted average fair value of $4.13)       5,602,098          $9.33
  Exercised                                             (483,408)         $3.56
  Canceled                                            (3,930,238)        $13.48
                                                     ------------
Balances, December 31, 1997                            6,790,218          $8.81
  Granted (weighted average fair value of $7.41)       2,166,520         $13.43
  Exercised                                           (1,641,758)         $7.51
  Canceled                                              (597,838)        $10.86
                                                     ------------
Balances December 31, 1998                             6,717,142         $10.47
  Granted (weighted average fair value of $ 6.72)      1,427,371         $12.12
  Exercised                                             (314,798)         $7.84
  Canceled                                              (710,422)        $10.97
                                                     ------------
Balances, December 31, 1999                            7,119,293         $10.87
                                                     ============


         The  following  table  summarizes   information   concerning  currently
outstanding and exercisable options:

                                      Options Outstanding                           Options Exercisable
                       ---------------------------------------------------   ----------------------------------
                                                Weighted
                                                 Average         Weighted                             Weighted
                                               Remaining          Average                              Average
Range of                         Number      Contractual         Exercise              Number         Exercise
Exercise Price              Outstanding             Life            Price         Exercisable            Price
---------------------------------------------------------------------------------------------------------------
$0.71 to $7.16                1,697,016             7.51          $  6.50             688,960          $  6.25
$7.19 to $8.94                  690,259             7.68             8.23             225,826             7.81
$9.00                         1,854,293             7.53             9.00           1,162,202             9.00
$9.17 to $12.16               1,439,530             8.85            10.58             247,515            10.29
$12.25 to $29.00              1,438,195             8.40            20.00             433,682            18.53
                            -----------------------------------------------------------------------------------
$0.71 to $29.00               7,119,293             7.98          $ 10.87           2,758,185          $  9.83
                            ============                                          ============

         The Company accounts for its stock-based compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation expense has been recognized for its stock-based compensation plans during the years ended December 31, 1999, 1998 and 1997, as the exercise price equaled the fair market value of the stock at the date of grant.

         The following table summarizes the Company's net income (loss) and net income (loss) per share on a pro forma basis had compensation cost for the Company's stock-based compensation plans been determined based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation":

                                                    (Dollars in thousands, except per share amounts)

                                                             1999             1998             1997
----------------------------------------------------------------------------------------------------
 Net income (loss) - as reported                        $  19,677         $    956       $  (5,526)
 Net income (loss) - pro forma                              3,027           (6,915)        (12,497)
 Diluted earnings (loss) per share - as reported             0.59             0.03           (0.18)
 Diluted earnings (loss) per share - pro forma               0.39            (0.21)          (0.41)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997; expected volatility of 75% for 1999 and 1998, and 60% for 1997; risk-free interest rates of 5.1% to 6.1% for 1999, 5.4% to 5.5% for 1998, and 5.3% to 5.6% for 1997; and an expected life of one year from the vest date. Pro forma compensation cost of shares issued under the Employee Qualified Stock Purchase Plan is measured based on the discount from market value on the date of purchase in accordance with SFAS No. 123.


Note 11     Income Taxes

         The provision (benefit) for income taxes at December 31, 1999, 1998 and 1997, consists of the following:

                                                          (Dollars in thousands)
 Year ended December 31,                 1999            1998              1997
 ------------------------       --------------    ------------        ----------
 Current:
      Federal                        $ 3,148           $ (405)         $    785
      State                            1,137               32               (40)
      Foreign                          3,411              198               841
 Deferred:
      Federal                             74              (20)           (1,963)
      State                             (476)              40            (1,168)
      Foreign                             68              546              (642)
                                   -----------     -----------        ----------
 Total provision                     $ 7,362           $  391          $ (2,187)
                                   ===========     ===========        ==========

         The valuation allowance decreased by $3.2 million for the year ended December 31, 1999, as a result of the utilization of net operating loss carryforwards. Whereas, the valuation allowance increased by $9.9 million and $1.4 million during the years ended December 31, 1998 and 1997, respectively, due to the generation of net operating losses and research and development credits.

         A reconciliation of the Company's effective tax rate (benefit) compared to the statutory Federal tax rate is as follows:

Years ended December 31,                              1999       1998      1997
-------------------------------------------------- --------   --------   -------
Income taxes (benefit) at statutory Federal rate       35%        35%      (35%)
State taxes (benefit), net of Federal benefit           3          5        (6)
Unbenefited/utilized domestic losses                  (14)       153         0
Foreign tax rate differential/unbenefited losses        3       (163)       11
Other                                                   0         (1)        2
                                                   --------   --------   -------
Total                                                  27%        29%      (28%)
                                                   ========   ========   =======

         The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred taxes at December 31, 1999 and 1998, are as follows:
                                                      (Dollars in thousands)
Year ended December 31,                            1999                1998
--------------------------------------------------------- ------------------
Deferred taxes:
     Foreign loss carryforwards                $    130            $  1,768
     Domestic loss carryforwards                 15,191              22,540
     Tax credit carryforwards                     8,251               6,934
     Accrued expenses                             2,786               1,874
     Sales returns and allowance reserves           808                 982
     Deferred revenue                             4,110               (491)
     Capitalized software                             -               (319)
     Depreciable assets                           1,655               1,070
     Residual U.S. tax on foreign earnings       (4,521)             (4,504)
     Other                                       (1,592)                (37)
                                              -----------         ----------
Total                                            26,818              29,817
                                              -----------         ----------
Valuation allowance                             (21,128)            (24,374)
                                              -----------         ----------
Net deferred tax asset                         $  5,690            $  5,443
                                              ===========         ==========

         The Company has $44.7 million domestic federal net operating loss carryforwards which can be utilized to reduce future taxable income. Any unutilized net operating loss carryforward will begin expiring in 2011. The Company has an $8.3 million tax credit carryforward which will expire beginning in 2002. Approximately $8.1 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions that will be credited directly to additional paid-in capital if realized.

         At December 31, 1999, the Company had Dutch, French and Austrian subsidiary tax loss carryforwards relating to its foreign subsidiary operations of $0.2 million, $0.2 million, and $9,000, respectively. The Dutch and Austrian tax loss carryforwards have no expiration. French losses of $62,000 will expire in 2002.

         The Company has not provided any residual U.S. tax on approximately $14.5 million of a portion of the Company's foreign subsidiaries undistributed earnings, as the Company intends to indefinitely reinvest such earnings.


Note 12     Operating Segment and Geographic Information

         The Company has prepared operating segment information in accordance with SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information," to report components that are evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company's reportable operating segments include Software, Hardware, Customer Support, and Professional Services and Education. The Software operating segment develops and markets the Company's line of web content management and integrated document management software. The Hardware operating segment manufactures and markets the Company's line of OSAR libraries. The Customer Support segment provides after-sale support for both software and hardware products, as well as providing software upgrades under the Company's right to new versions program. The Professional Services and Education segment provides fee-based implementation and technical services related to the Company's products and provides training.

         The accounting policies of the Company's operating segments are the same as those described in Note 1- Summary of Significant Accounting Policies - except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. The Company evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on the return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

         Operating segment data for the three years ended December 31, 1999, was as follows:

                                                                                                         (Dollars in thousands)
                                                                                    Professional
                                                                         Customer   Services and
                                             Software      Hardware       Support      Education          Other   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
 Year Ended December 31, 1999
 Revenue                                    $ 183,253      $ 16,418      $ 91,917      $  49,283      $   6,249      $ 347,120
 Depreciation and amortization                  9,555           504         4,655          2,576             26         17,316
 Operating income before
   other income                                 1,096         1,911        19,386          1,107            130         23,630
 Assets                                                                                                                240,892
 Capital expenditures                          11,001           468         7,986          2,908             69         22,432

 Year Ended December 31, 1998
 Revenue                                    $ 171,153      $ 23,579      $ 73,524      $  32,967      $   9,010      $ 310,233
 Depreciation and amortization                  9,061           652         3,906          1,603            138         15,360
 Operating income (loss) before
   other income                               (17,023)        1,807        12,023            776            (76)        (2,493)
 Assets                                                                                                                206,822
 Capital expenditures                          19,383         1,118         8,341          3,387            245         32,474

 Year Ended December 31, 1997
Year Ended December 31, 1997
 Revenue                                    $ 132,723       $ 29,422     $ 54,417      $  23,413      $  11,450      $ 251,425
 Depreciation and amortization                  7,582            971        2,926          1,465            249         13,193
 Operating income (loss) before
   other income                               (19,779)           107        7,035           (518)         2,282        (10,873)
 Assets                                                                                                                179,440
 Capital expenditures                           8,462            864        3,155          1,650            135         14,266


         Revenue is attributed to geographic areas based on the location of the entity to which the products or services were sold. The operation in Ireland functions as a manufacturing and service center for non-United States customers. An allocation of its assets among the geographic segments is not prepared for management reporting. Information concerning principal geographic areas in which the Company operates was as follows:

                                                                                   (Dollars in thousands)
Year ended December 31,                      1999                   1998                     1997
---------------------------------------------------------------------------------------------------------
                                    Revenue      Assets     Revenue       Assets     Revenue      Assets
                                -------------------------------------------------------------------------
North America:
   United States                  $ 240,607   $ 171,483   $ 205,797    $ 142,471   $ 170,116   $ 123,681
   Canada                             8,430       6,442       6,669        1,869       8,027       2,263
                                -------------------------------------------------------------------------
   Total Domestic                   249,037     177,925     212,466      144,340     178,143     125,944

Europe:
   France                             8,540       5,119       7,516        5,562       6,961       2,481
   Germany                           23,888       6,279      30,675       14,450      21,665       9,100
   United Kingdom                    20,148      12,085      20,882        9,800      16,838       8,007
   Ireland                                -      21,645           -       23,551           -      29,411
   Other Europe                      22,498       9,831      19,373        4,172       9,358         961
                                -------------------------------------------------------------------------
   Total Europe                      75,074      54,959      78,446       57,535      54,822      49,960

Asia Pacific                         17,144       7,951      10,058        4,782      13,892       3,494

All other                             5,865          57       9,263          165       4,568          42
                                -------------------------------------------------------------------------
Totals                            $ 347,120   $ 240,892   $ 310,233    $ 206,822   $ 251,425   $ 179,440
                                =========================================================================

Note 13     Contingencies

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

         The Company has moved for summary judgment on noninfringement as to each of the five patents in the suit, and for summary judgment of invalidity as to one of the patents. Eastman moved for summary judgment as to the Company's unenforceability defense on one of the patents. In July 1998, the Magistrate Judge assigned to the case heard oral arguments on the Company's motion for summary judgment that U.S. Patent 4,918,588 is not infringed and is invalid. The Magistrate Judge has not yet decided these motions. The Company believes that after he has ruled on these motions, he will hear oral arguments in the remaining motions in the sequence in which they were filed. A trial date has not yet been set.

If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including Watermark products, the Company will, depending on the product, redesign the infringing products or seek to obtain a license to market the products. There can be no assurance that the Company will be able to successfully redesign the infringing products or obtain a license on acceptable terms. Based on the Company's analysis of these patents and their respective file histories, the Company believes that it has meritorious defenses to these claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time.

         On October 27, 1998, plaintiff Thomas P. Nyquist filed a class action complaint against the Company and certain of its officers and directors in the United States District Court for the Central District of California (the Nyquist Action). The action was purportedly filed on behalf of a class of purchasers of the Company's common stock during the period April 16, 1998 through October 7, 1998. On July 22, 1999, defendant filed a motion to dismiss the complaint in its entirety. On August 19, 1999, the court ordered a stay of the action and removed defendants' motion to dismiss from the Court's hearing calendar in light of the pending petition for rehearing and rehearing enbanc in Silicon Graphics Sec.
Litig.,  Nos.  97-16204,  97-16240,  1999 U.S. App LEXIS 14955 (9th Cir. July 2,
1999). On December 13, 1999, the court entered a Stipulation to Dismiss Entire Action Without Prejudice.

         Subsequent to December 31, 1998, the former shareholders of Saros filed a demand for mandatory arbitration to release approximately two hundred thousand shares of FileNET stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996, among FileNET Corporation, FileNET
Acquisition  Corporation,  and  Saros,  and for  damages.  The  Company  and the
Shareholders' Agent had agreed to mediate the matter, but the Saros Shareholders' Agent cancelled the mediation prior to the scheduled date and renewed their demand for mandatory arbitration. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate or any resulting potential loss cannot be presently determined.

         In the normal course of business, the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a material adverse effect on the Company's consolidated results of operations or financial condition.


Note 14     Related-Party Transactions

         The Company entered into a two-year agreement on May 20, 1997, to employ its new President and Chief Operating Officer. Under the terms of the agreement, the Company agreed to reimburse the officer for legal costs in defending a lawsuit from the officer's former employer. The case was settled and the total cost to the Company was charged to compensation expense in 1997.


Note 15     Other Financial Instruments

         The following table summarizes the notional amounts, which are equivalent to the fair market value, of the Company's foreign currency agreements entered into on December 31, 1999 and 1998, all maturing in three months:


   At December 31,                         1999                                                1998
  -----------------  ---------------------------------------------------    -----------------------------------------------
                        Notional            Notional         Unrealized          Notional       Notional        Unrealized
                         Amount              Amount            Gains              Amount         Amount            Gains
                       Purchased              Sold            (Losses)          Purchased         Sold           (Losses)
                     ---------------------------------------------------    -----------------------------------------------
   European            $ 14,450,375      $  9,738,547      $  (105,298)         $ 11,238      $  (8,488)       $      0
   Australian                     0         4,772,150          (58,492)                0         (2,938)              0
   Asian                  1,432,765           406,696           (1,070)              929              0               0
   Canadian                       0         2,113,223          (19,683)                0           (522)              0
                     ---------------------------------------------------    -----------------------------------------------
   Total               $ 15,883,140      $ 17,030,616      $  (184,543)        $  12,167      $ (11,948)       $      0
                     ===================================================    ===============================================

Note 16     Quarterly Financial Information (Unaudited)

                                                                       (Dollars in thousands, except per share amounts)
                                                           First         Second        Third        Fourth       Fiscal
                                                         Quarter        Quarter      Quarter       Quarter         Year
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
    Revenue                                            $  81,442      $  86,089    $  85,532     $  94,057    $ 347,120
    Income before income taxes                             2,925          5,563        6,633        11,918       27,039
    Net income                                             2,048          3,894        4,643         9,092       19,677
    Basic earnings per share                                0.06           0.12         0.14          0.28         0.61
    Diluted earnings per share                              0.06           0.12         0.14          0.28         0.59

Year ended December 31, 1998:
    Revenue                                            $  73,609      $  80,372    $  71,152     $  85,100    $ 310,233
    Income (loss) before income taxes                      3,555          6,528       (8,143)         (593)*       1,347
    Net income (loss)                                      2,524          4,635       (5,779)         (424)         956
    Basic earnings (loss) per share                         0.08           0.15        (0.18)        (0.01)        0.03
    Diluted earnings (loss) per share                       0.08           0.14        (0.18)        (0.01)        0.03

*Includes pre tax charges of $2.0 million in the fourth quarter of 1998 for restructuring and other costs.


INDEPENDENT AUDITORS' REPORT ON SCHEDULE



To the Stockholders and the Board of Directors
FileNET Corporation
Costa Mesa, California


We have audited the consolidated financial statements of FileNET Corporation and its subsidiaries (the Company) as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 25, 2000. Such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of FileNET Corporation and its subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
January 25, 2000

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                          (Dollars in thousands)
                                                  Balance at           Additions                         Balance
                                                   Beginning    Charged to Costs                          at End
                                                   of Period        and Expenses     Deductions        of Period
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
     Inventory reserves                             $    401                 335           410(1)       $    326
     Allowance for doubtful accounts                $  2,063                 612           463(2)       $  2,212
     Reserve for sales allowances                   $  2,319               1,160         1,155(3)       $  2,330
Year ended December 31, 1998:
     Inventory reserves                             $    330                 381           310(1)       $    401
     Allowance for doubtful accounts                $  1,690               1,041           668(2)       $  2,063
     Reserve for sales allowances                   $  2,725                  52           458(3)       $  2,319
Year ended December 31, 1997:
     Inventory reserves                             $    660                 380           710(1)       $    330
     Allowance for doubtful accounts                $  2,140                 350           800(2)       $  1,690
     Reserve for sales allowances                   $  3,185                   0           460(3)       $  2,725

(1) Consists primarily of the write-off of excess/obsolete inventories.
(2) Consists primarily of uncollectible customer invoice amounts.
(3) Consists primarily of sales allowances.

                                      S-1