Form 10-Q
period 2000-03-31
FILENET CORP
filed 2000-05-15
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 (714) 327-3400
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 1, 2000, there were 34,222,977 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                         Page
                                                                        Number
-------------------- ------------------------------------------------ ----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets
          as of  March 31, 2000 (unaudited) and December 31, 1999.........   3

          Consolidated Statements of Operations (unaudited)
          for the three month periods ended March 31, 2000 and 1999.......   4

          Consolidated Statements of Comprehensive Operations (unaudited)
          for the three month periods ended March 31, 2000 and 1999.......   5

          Consolidated Statements of Cash Flows (unaudited)
          for the three month periods ended March 31, 2000 and 1999.......   6

          Notes to Consolidated Financial Statements (unaudited)..........   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  17

Item 6.   Exhibits and Reports on Form 8-K................................  17

          SIGNATURE.......................................................  18

          INDEX TO EXHIBITS...............................................  19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    FILENET CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share amounts)

                                                     March 31,      December 31,
                                                       2000            1999
                                                  ---------------   ------------
                                                   (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                          $   84,913     $   71,528
   Short-term investments                                 41,755         31,581
   Accounts receivable, net                               76,166         72,736
   Inventories, net                                        2,605          3,399
   Prepaid expenses and other current assets               8,165          8,080
   Deferred income taxes                                     976            938
                                                     ------------   ------------
   Total current assets                                  214,580        188,262

 Property, net                                            39,499         40,593
 Long-term investments                                     2,898          5,542
 Deferred income taxes                                     4,757          4,752
 Other assets                                              1,707          1,743
                                                     ------------   ------------
     Total assets                                     $  263,441     $  240,892
                                                     ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Acounts payable                                    $   12,896     $   16,642
   Accrued compensation and benefits                      22,447         24,079
   Unearned maintenance revenue                           21,987         16,286
   Income taxes payable                                    8,287          7,808
   Other accrued liabilities                              21,384         21,670
                                                     ------------   ------------
   Total current liabilities                              87,001         86,485

 Unearned maintenance revenue                              6,555          3,949

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000
     shares authorized; none issued and outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 35,130,962 and 33,578,642 shares
     outstanding at March 31, 2000 and December 31,
     1999, respectively                                  164,440        149,779
   Retained earnings                                      29,449         22,981
   Accumulated other comprehensive operations             (9,437)        (7,735)
                                                     ------------   ------------
                                                         184,452
                                                                        165,025
   Treasury stock, at cost; 1,098,000 shares at
     March 31, 2000 and December 31, 1999,
     respectively                                        (14,567)       (14,567)
                                                     ------------   ------------
   Total stockholders' equity                            169,885        150,458
                                                     ------------   ------------

     Total liabilities and stockholders' equity       $  263,441     $  240,892
                                                     ============   ============
See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                Three Months Ended March 31,
                                           -------------------------------------
                                                  2000                 1999
                                           -----------------    ----------------
                                              (Unaudited)          (Unaudited)
        Revenue:
          Software                            $    48,112          $    41,984
          Service                                  39,482               33,427
          Hardware                                  5,208                6,031
                                              ------------         ------------
          Total revenue                            92,002               81,442

        Costs and expenses:
          Cost of software revenue                  4,289                3,961
          Cost of service revenue                  23,105               20,304
          Cost of hardware revenue                  2,891                3,166
          Research and development                 14,138               13,102
          Selling, general and
             administrative                        40,946               39,445
                                              ------------         ------------
          Total costs and expenses                 85,369               79,978
                                              ------------         ------------

        Operating income                            7,423                1,464

        Other income, net                           1,192                1,461
                                              ------------         ------------

        Income  before income taxes                 8,625                2,925

        Provision  for income taxes                 2,156                  877
                                              ------------         ------------

        Net income                             $    6,469           $    2,048
                                              ============         ============

        Earnings  per share:
          Basic                                $     0.19           $     0.06
          Diluted                              $     0.18           $     0.06

        Weighted average shares
         outstanding:
          Basic                                    33,344               31,915
          Diluted                                  36,858               32,554

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)



                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                      2000              1999
                                               ----------------   --------------
                                                   (Unaudited)      (Unaudited)

Net income                                        $    6,469       $     2,048

Other comprehensive income (loss):
  Foreign currency translation adjustments
      (net of tax benefit of $(1,130)
       and $(1,769) in 2000 and 1999,
       respectively                                   (1,695)           (2,653)
  Unrealized losses on securities:
  Unrealized holding losses arising
       during period (net of tax effect of
       $(5) and $(11) in 2000 and 1999,
       respectively                                       (7)              (16)
                                                  ------------    --------------
Total other comprehensive loss                        (1,702)           (2,669)
                                                  ------------    --------------

Comprehensive income (loss)                       $    4,767       $      (621)
                                                  ============    ==============

   See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Three Months Ended March 31,
                                                      ----------------------------------
                                                          2000                 1999
                                                      ---------------    ---------------
                                                       (Unaudited)          (Unaudited)
Cash flows from operating activities:
 Net income                                             $    6,469       $    2,048
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization
                                                             4,311            4,323
     Provision for doubtful accounts
                                                                63               43
     Deferred income taxes                                      43               15
     Changes in operating assets and liabilities,
      net of acquisition:
       Accounts receivable                                  (4,833)            (492)
       Inventories
                                                               794              703
       Prepaid expenses and other current assets
                                                             (133)              911
       Accounts payable
                                                           (3,659)           (8,039)
       Accrued compensation and benefits
                                                           (1,457)           (3,720)
       Unearned maintenance revenue
                                                             8,405            2,474
       Income taxes payable
                                                               524            1,333
       Other
                                                             1,037            6,835
                                                    ---------------    -------------
 Net cash provided by operating activities
                                                            11,564            6,434
                                                    ---------------    -------------

Cash flows from investing activities:
 Capital expenditures
                                                           (3,862)           (4,220)
 Proceeds from sale of property                                411               37
 Purchases of marketable securities
                                                          (13,028)          (16,844)
 Proceeds from sales and maturities of
   marketable securities                                    4,300             5,500
                                                    ---------------------------------
 Net cash used in investing activities                    (12,179)          (15,527)
                                                    ---------------------------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock
                                                            14,660              738
                                                    ---------------    --------------
 Net cash provided by financing activities                  14,660              738
                                                    ---------------    --------------

 Effect of exchange rate changes on cash and
   cash equivalents                                           (660)          (1,246)
                                                    ---------------    --------------

 Net increase (decrease) in cash and cash
   equivalents                                              13,385           (9,601)
 Cash and cash equivalents, beginning of year               71,528           55,820
                                                    ---------------    --------------
 Cash and cash equivalents, end of period            $      84,913      $    46,219
                                                    ===============    ==============

 Supplemental cash flow information:
 Interest paid                                       $        11        $         6
 Income taxes paid (refunded)                        $     1,736        $      (438)

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2000 and the results of its operations, its comprehensive operations and its cash flows for the three month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed by the Company with the SEC on March 30, 2000. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

3. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2000.

                                                            Three Months ended March 31,

     (In thousands, except per share amounts)                  2000             1999
                                                           -------------   --------------
     Net Income                                             $     6,469     $      2,048
                                                           =============   ==============

       Weighted average basic shares outstanding                 33,344           31,915
         Effect of dilutive stock options                         3,514              639
                                                           -------------   --------------
       Weighted average diluted shares outstanding               36,858           32,554
                                                           =============   ==============
       Basic earnings per share                             $      0.19     $       0.06
       Diluted earnings per share                           $      0.18     $       0.06

4. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting
     Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Operations for the three month period ended March 31, 2000. Accumulated other comprehensive operations as of March 31, 2000 is comprised of the following:

                                                                     Accumulated
                            Foreign Currency        Unrealized             Other
                                 Translation           Holding     Comprehensive
(In thousands)                    Adjustment     Gains (Losses)       Operations
                               --------------  -----------------  --------------
 Balance, December 31, 1999     $    (7,638)    $          (97)    $     (7,735)
 Current period changes              (1,695)                (7)          (1,702)
                               --------------  -----------------  --------------
 Balance, March 31, 2000        $    (9,333)    $         (104)    $     (9,437)
                               ==============  =================  ==============

5. The Company has prepared operating segment information in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", to report components that are evaluated regularly by the Company's chief operating decision-maker, or decision making groups, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services. The results of the segments reflect allocation of certain functional expense categories consistent with its internal reporting which is not the same as GAAP reporting.

     Operating segments data for the three month periods ended March 31, 2000 and 1999 is as follows:


                                             Three Months Ended March 31,
                                          --------------------------------
      In thousands                             2000                1999
                                          -------------     --------------
     Software
       Revenue                             $    48,112        $    41,984
       Loss before other income                  (280)            (3,664)

     Customer Support
       Revenue                             $    24,846        $    19,893
       Income before other income                7,262              4,377

     Professional Services and education
       Revenue                             $    13,402        $    11,394
       Income (loss) before other income          (57)                 64

     Hardware
       Revenue                             $     5,208        $     6,031
       Income before other income                  407                522

     Other
       Revenue                             $     1,234        $     2,140
       Income before other income                  101                165

     Total
       Revenue                             $    92,802        $    81,442
       Income before other income          $     7,433        $     1,464

     Included in software revenue is $13.4 million related to Web based product for the three months period ended March 31, 2000.

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

     Subsequent to December 31, 1998, the former shareholders of Saros filed a demand for mandatory arbitration to release approximately two hundred thousand shares of FileNET stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996, among FileNET Corporation, FileNET Acquisition Corporation, and Saros, and for damages. The Company and the Shareholders' Agent had agreed to mediate the matter, but the Saros Shareholders' Agent canceled the mediation prior to the scheduled date and renewed their demand for mandatory arbitration. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate or any resulting potential loss cannot be presently determined.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Factors That May Affect Future Results in Item 2 of this Quarterly Report, and with the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


Results of Operations

Revenue

                                                               Three Months Ended
                                                                   March 31,
                                                         -----------------------------
   (Dollars in millions)                                      2000            1999         Change
                                                        -------------   -------------   ----------
   Software revenue
     Domestic                                                $   31.9       $   26.8        19%
     International                                               16.2           15.2         7%
                                                             ---------      ----------
     Total software revenue                                  $   48.1       $   42.0        15%
                                                             ---------      ----------
       Percentage of total revenue                                52%            52%

   Customer support revenue
     Domestic                                                $   19.2       $   15.8        22%
     International                                                5.7            4.1        39%
                                                             ---------      ----------
     Total customer support reven                            $   24.9       $   19.9        25%
                                                             ---------      ----------
       Percentage of total revenue                                27%            24%

   Professional Services and education revenue
     Domestic                                                $   10.3       $    7.8        32%
     International                                                3.1            3.5       (11%)
                                                             ---------     ----------
     Total professional services and education               $   13.4       $   11.3        19%
       revenue                                               ---------     ----------
       Percentage of total revenue                                14%            14%

   Hardware revenue
     Domestic                                                $    4.3       $    4.8       (10%)
     International                                                0.9            1.2       (25%)
                                                             ---------     ----------
     Total hardware revenue                                  $    5.2       $    6.0       (13%)
                                                             ---------     ----------
       Percentage of total revenue                                 6%             7%

   Other revenue
     Domestic                                                $    1.1       $    1.8       (39%)
     International                                                0.1            0.4       (75%)
                                                             ---------     ----------
     Total other revenue                                     $    1.2       $    2.2       (45%)
                                                             ---------     ----------
       Percentage of total revenue                                 1%             3%

   Total revenue
     Domestic                                                $   66.8       $   57.0        17%
     International                                               26.0           24.4         7%
                                                             ---------     ----------
     Total revenue                                           $   92.8       $   81.4        14%
                                                             ---------     ----------

Software revenue from the licensing of our software products increased 15% for the quarter ended March 31, 2000 over the comparable period of 1999 due to an increase in the volume of web content management product shipments both domestically and internationally.

Customer support revenue consists of revenue from maintenance contracts and "fee for service" revenues. Customer support revenue increased 25% for the quarter ended March 31, 2000 over the same period of 1999 attributable to increased maintenance revenue due to the growth of our installed licenses along with renewals from the existing customer base.

Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers, and training services. Such services are primarily performed on a time and material basis. Professional services and education revenue increased 19% for the quarter ended March 31, 2000 over the same period of 1999 and is a result of our efforts to build our professional services capabilities to support our solution-oriented strategy as well as increased demand for our expanded services offerings.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSAR). Hardware revenue decreased by 13% for the quarter ended March 31, 2000 from the comparable period of 1999 due to expected decreases in new orders attributable to our continued focus on software-related revenues. Hardware revenue is expected to continue to decline as a percentage of total revenue.

Other revenue is generated from the sale of spare parts, supplies and third party products. Other revenue decreased 45% for the quarter ended March 31, 2000 from the comparable period of 1999 with diminished demand for spares and expected decreased orders for third party product.

International revenue represented 28% and 30% of total revenues in the quarter ended March 31, 2000 and 1999, respectively. Management expects that international operations will continue to account for a significant portion of total revenues. However, international revenues are subject to certain risks including but not limited to political and economic instability and currency fluctuation.

Cost of Revenue

                                                                    Three Months Ended March 31,
                                                            ------------------------------------------
 (Dollars in millions)                                          2000          1999         Change
                                                            ------------- ------------- --------------
 Cost of software revenue                                       $    4.3      $    3.9          10%
  Percentage of software revenue                                      9%            9%
 Cost of customer support revenue                               $   10.6      $    8.9          19%
  Percentage of customer support revenue                             43%           45%
 Cost of professional services and education revenue            $   11.5      $    9.6          20%
  Percentage of professional services and education revenue          86%           85%
 Cost of hardware revenue                                       $    2.9      $    3.2          (9%)
  Percentage of hardware and other revenue                           56%           53%
 Cost of other revenue                                          $    1.0      $    1.8         (44%)
  Percentage of other revenue                                        83%           82%
 Total cost of revenue                                          $   30.3      $   27.4          11%
  Percentage of total revenue                                        33%           34%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue remained constant at 9% for the quarters ended March 31, 2000 and 1999.

The cost of customer support revenue includes customer support personnel, supplies, and the cost of third party hardware maintenance. The cost of customer support revenue as a percentage of customer support revenue for the quarter ended March 31, 2000 decreased to 43% from 45% in the same period of 1999. The decrease is attributable to increased revenue with no proportional increase in cost.

The cost of professional services and education revenue consists primarily of professional services personnel, training personnel and third party contractors. The cost of professional services and education revenue as a percentage of professional services and education revenue for the quarter ended March 31, 2000 increased to 86% from 85% in the same period of 1999 due to the continued investment not completely offset by increased revenue.

The cost of hardware revenue includes the cost of manufacturing OSARs, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the quarter ended March 31, 2000 increased to 56% from 53% for the comparable period of 1999. The increase is due to lower revenue without a proportional decrease in manufacturing costs.

The cost of other revenue includes the cost of supplies, spare parts and third party product. The cost of other revenue as a percentage of other revenue for the three months ended March 31, 2000 increased to 83% from 82% in the same period of 1999 due to the low margin nature of this business segment.

Operating Expenses
                                               Three Months Ended March 31,
                                        ----------------------------------------
 (Dollars in millions)                       2000          1999         Change
                                        -------------  ------------  -----------
 Research and development                 $   14.1       $   13.1          8%
  Percentage of total revenue                  15%            16%
 Selling, general and administrative      $   41.0       $   39.4          4%
  Percentage of total revenue                  44%            48%

Research and development expenses increased 8% for the first quarter of 2000 due to a general increase in compensation of technical personnel. As a percentage of total revenue, research and development expenses were at 15% for the three-month period ended March 31, 2000 as compared to 16% for the same period in 1999.

We expect that competition for qualified technical personnel will remain intense for the foreseeable future and may result in higher levels of compensation expense. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position and expect these costs to continue to constitute a significant percentage of revenues.

Selling, general and administrative expenses increased 4% for the first quarter of 2000. The increase was primarily due to overall increases in compensation partially offset by reduced spending in all other expense areas. As a percentage of total revenue, selling, general and administrative expenses decreased to 44% in the first quarter of 2000 from 48% in the same quarter of 1999 due to expense levels growing at a lower rate than revenue.

Provision for Income Taxes. The combined federal, state and foreign annual effective tax rate for the quarter ended March 31, 2000 was 25% compared to 30% for the comparable period in 1999. The decrease in the rate is attributable to an increase in the taxable income generated in lower tax jurisdictions outside of North America along with the utilization of net operating loss carryforwards.

Foreign Currency Fluctuations and Inflation. Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of March 31, 2000, we had forward exchange contracts outstanding totaling approximately $2.4 million in 9 currencies. All of these contracts mature in three months.

Other comprehensive loss for the three months ended March 31, 2000 reflects an increase of $1.7 in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Euro currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of its products, the cost of its materials, or its operating results for the three months ended March 31, 2000 and 1999.

Other Financial Instruments. We enter into forward foreign exchange contracts as a hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. We are exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations. The counterparties to these contracts are major financial institutions. We use commercial rating agencies to evaluate the credit quality of the counterparties. We do not anticipate a material loss resulting from any credit risks related to any of these institutions.

Liquidity and Capital Resources

At March 31, 2000, combined cash, cash equivalents and investments totaled $129.6 million, an increase of $20.9 million from the end of 1999. Cash provided by operating activities during the three months ended March 31, 2000 totaled $11.6 million and resulted primarily from net income; an increase in unearned maintenance revenue related to prepaid maintenance contracts; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and increases in accounts receivable. Cash used in investing activities totaled $12.2 million and was a result of capital expenditures and purchases of marketable securities offset by sales and maturities of marketable securities. Cash provided by financing activities totaled $14.7 million and was a result of proceeds received from the exercise of employee stock options.

Accounts receivable increased to $76.2 million at March 31, 2000 from $72.7 million at December 31, 1999. Days sales outstanding increased to 75 days as of March 31, 2000 from 70 days as of December 31, 1999. Current liabilities increased to $87.0 million at March 31, 2000 from $86.5 million at December 31, 1999. The increase in current liabilities is primarily a result of increases in unearned maintenance revenue and income taxes payable, offset by decreases in accounts payable, and accrued compensation and benefits.

We have a $20 million commercial line of credit that expires in June 2001. Borrowings under the arrangement are unsecured and bear interest at one hundred basis points over the London Interbank Offered Rate. A commitment fee of fifteen basis points is assessed against any undrawn amounts. As of March 31, 2000, there were no borrowings outstanding against the credit line.

We anticipate that our present cash balances together with internally generated funds and credit lines will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". We adopted SOP No. 98-1 effective January 1, 1999 with no significant effect on our results of operations and financial condition.

In June 1998, the Financial Accounting Standards Board ("FASB") issued, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000 and will require us to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. We believe the impact of adopting this standard will not be material to our results of operations or equity.

Other Matters

Year 2000. In 1997, we implemented a year 2000 Integrity Program to ensure that our computer software products and internal business systems would function properly in year 2000 and thereafter. Since January 1, 2000 we have not experienced any problems with our software products or internal business systems to properly manage and manipulate data related to the year 2000. All new generations of our software products are released as year 2000 compliant.

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

We have made the necessary changes to our internal business systems to support transactions denominated in the EURO, including establishing EURO price lists for effected countries. We have evaluated the impact the conversion to the EURO will have on our financial condition and results of operations. Based on this evaluation to date, we currently do not believe that there will be a material impact on our financial condition or results of operations as a result of the EURO conversion, except that we cannot currently assess the impact that a common EURO-based price list will have on how we market our products in Europe nor the impact, if any, on revenues generated in Europe.

Environmental Matters. We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business.

Factors That May Affect Future Results

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

Competition. The Web content management, integrated document management, imaging, workflow, computer output to laser disk and electronic document management software markets are highly competitive, and there are certain competitors of ours with substantially greater sales, marketing, development and financial resources. We believe that the competitive factors affecting the market for our software products and services include vendor and product reputation; product quality, performance and price; the availability of software products on multiple platforms; product scalability; product integration with other enterprise applications; software functionality and features; software ease of use; and the quality of professional services, customer support services and training. The relative importance of each of these factors depends upon the specific customer involved. While we believe we compete favorably in each of these areas, there can be no assurance that we will continue to do so. Moreover, our present or future competitors may be able to develop software products comparable or superior to those offered by us, offer lower price products or adapt more quickly than we do to new technologies or evolving customer requirements. Competition is expected to intensify. In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current software products and innovations. There can be no assurance that we will be able to continue to compete effectively in our market or that future competition will not have a material adverse effect on our business, financial condition or results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets served by us. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Intellectual Property and other Proprietary Rights. Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights in our software products. There can be no assurance that our existing or future copyrights, trademarks, trade secrets or other intellectual property rights will be of sufficient scope or strength to provide meaningful protection or a commercial advantage to us. We have no software patents. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that such factors would not have a material adverse effect on our business, financial condition or results of operations. In addition, we also rely on certain software that we license from third parties, including software that is integrated with internally developed software used in our products to perform key functions. There can be no assurance that such third parties will remain in business, that they will continue to support their software products, or that their software products will otherwise continue to be available to us on commercially reasonable terms. The loss or inability to maintain any of these software licenses could result in delays or reductions in software shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect our business, financial condition or results of operations.

We may, from time to time, be notified that we are infringing certain patent or intellectual property rights of others. Combinations of technology acquired through past or future acquisitions and our technology will create new software products and technology that may give rise to claims of infringement. While no actions other than those discussed in Item I, Note 7, herein, are currently pending against us for infringement of patent or other proprietary rights of third parties, there can be no assurance that third parties will not initiate infringement actions against us in the future. Infringement actions can result in substantial cost to, and diversion of, resources. If we were found to infringe upon the rights of others, no assurance can be given that we could redesign the infringing products or could obtain licenses on acceptable terms or at all, that significant damages for past infringement would not be assessed or that further litigation relative to any such licenses or usage would not occur. The failure to successfully defend any claims or redesign our products or obtain necessary licenses or other rights, the ultimate disposition of any claims or the advent of litigation arising out of any claims of infringement, could have a material adverse effect on our business, financial condition or results of operations.

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

     (b)  No reports on Form 8-K were filed during the first quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FILENET CORPORATION

May 15, 2000                       By:______________/s/_______________________
-------------
Date                                   Lee D. Roberts, President and Chief
                                       Executive Officer
                                       (Principal Executive Officer)

                                INDEX TO EXHIBITS

Exhibit No.  Description
----------   -------------------------------------------------------------------

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

----------------------------------------------
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

10.20* Stock Purchase Agreement by a nd Among FileNET Corporation, IFS Acquisition Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.2 to form 10-K for the year ended December 31, 1995).

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