Form 10-Q
period 2000-06-30
FILENET CORP
filed 2000-08-14
CIK 706015

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2000

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
--------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation of organization)

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

As of August 4, 2000, there were 34,306,344 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index


                                                                        Page
                                                                       Number
------------------------------------------------------------------- ----------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         As of  June 30, 2000 (unaudited) and December 31, 1999........    3

         Consolidated Statements of Income (unaudited)
         For the three and six month periods ended June 30, 2000
         and 1999......................................................    4

         Consolidated Statements of Comprehensive Income(unaudited)
         For the three and six month periods ended June 30, 2000
         and 1999......................................................    5

         Consolidated Statements of Cash Flows (unaudited)
         For the six month periods ended June 30, 2000 and 1999........    6

         Notes to Consolidated Financial Statements (unaudited)........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Material Events                                            18

Item 6.  Exhibits and Reports on Form 8-K..............................   18

         SIGNATURE.....................................................   19

         INDEX TO EXHIBITS.............................................   20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               June 30,      December 31,
                                                                 2000            1999
                                                             ------------   --------------
                                                             (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                                   $  83,267     $   71,528
   Short-term investments                                         39,133         31,581
   Accounts receivable, net                                       70,004         72,736
   Inventories, net                                                3,069          3,399
   Prepaid expenses and other current assets                       9,974          8,080
   Deferred income taxes                                           1,041            938
                                                              -----------   ------------
   Total current assets                                          206,488        188,262

 Property, net                                                    43,775         40,593
 Long-term investments                                             1,881          5,542
Intangible assets, net                                            14,710              -
 Deferred income taxes                                             4,735          4,752
 Other assets                                                      1,663          1,743
                                                              -----------   ------------
     Total assets                                              $ 273,252     $  240,892
                                                              ===========   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                            $  11,022     $   16,642
   Accrued compensation and benefits                              21,213         24,079
   Unearned maintenance revenue                                   25,188         16,286
   Income taxes payable                                            9,528          7,808
   Other accrued liabilities                                      20,577         21,670
                                                              -----------   ------------
   Total current liabilities                                      87,528         86,485

 Unearned maintenance revenue                                      5,906          3,949

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000 shares
     authorized; none issued and outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized;  35,377,871 and 33,578,642 shares
     outstanding at June 30, 2000 and December 31, 1999,
     respectively                                                167,502        149,779
   Retained earnings                                              36,471         22,981
   Accumulated other comprehensive operations                     (9,588)        (7,735)
                                                              -----------   ------------
                                                                 194,385        165,025
   Treasury stock, at cost; 1,098,000 shares at
     June 30, 2000 and December 31, 1999 respectively            (14,567)       (14,567)
                                                              -----------   ------------
   Total stockholders' equity                                    179,818        150,458
                                                              -----------   ------------

     Total liabilities and stockholders' equity                $ 273,252     $  240,892
                                                              ===========   ============
See accompanying notes to consolidated financial statements.

                                                          FILENET CORPORATION
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                  (In thousands, except per share data)

                                   Three Months Ended June 30,         Six Months Ended June 30,
                                  -------------------------------   --------------------------------
                                     2000              1999              2000             1999
                                  -------------    --------------   ---------------   --------------
                                  (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
 Revenue:
   Software                        $    49,629       $    48,651       $    97,741       $   90,635
   Service                              40,686            33,893            80,168           67,320
   Hardware                              4,764             3,545             9,972            9,576
                                  -------------     -------------     -------------     ------------
   Total revenue                        95,079            86,089           187,881          167,531
                                  -------------     -------------     -------------     ------------
 Costs and expenses:
   Cost of software revenue              4,275             4,663             8,564            8,624
   Cost of service revenue              23,076            20,515            46,181           40,819
   Cost of hardware revenue              3,535             1,867             6,426            5,033
   Research and development             13,931            13,234            28,069           26,336
   Amortization of intangibles             254                 -               254                -
   Selling, general and
      administrative                    39,350            40,746            80,296           80,191
   Purchased in process
      research and development           2,984                 -             2,984                -
                                  -------------     -------------     -------------     ------------
   Total costs and expenses             87,405            81,025           172,774          161,003
                                  -------------     -------------     -------------     ------------

 Operating income                        7,674             5,064            15,107            6,528

 Other income, net                       1,328               499             2,520            1,960
                                  -------------     -------------     -------------     ------------

 Income before income taxes              9,002             5,563            17,627            8,488

 Provision for income taxes              1,980             1,669             4,136            2,546
                                  -------------     -------------     -------------     ------------

 Net income                        $     7,022       $     3,894       $    13,491       $    5,942
                                  =============     =============     =============     ============
 Earnings per share:
   Basic                           $      0.21       $      0.12       $      0.40       $     0.19
   Diluted                         $      0.19       $      0.12       $      0.37       $     0.18

 Weighted average shares
  outstanding:
   Basic                                34,183            32,066            33,763           31,990
   Diluted                              36,602            32,563            36,731           32,558

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                               --------------------------------   --------------------------------
                                                   2000              1999             2000              1999
                                               --------------   ---------------   --------------   ---------------
                                                (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
 Net income                                      $     7,022      $      3,894      $    13,491      $      5,942
                                               --------------   ---------------   --------------   ---------------
 Other comprehensive income(loss):
   Foreign currency translation adjustments1            (183)           (1,702)          (1,878)           (4,355)
 Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)2                    32               (64)              25               (80)
                                               --------------   ---------------   --------------   ---------------
 Total other comprehensive income (loss)                (151)           (1,766)          (1,853)           (4,435)
                                               --------------   ---------------   --------------   ---------------
 Comprehensive income                            $     6,871      $      2,128      $    11,638      $      1,507
                                               ==============   ===============   ==============   ===============
--------------------------------------------------------------------------------------------------------------------
1net of tax effect of $122 and $1,135 for the three  months  ended June 30, 2000 and 1999,  respectively  and net of tax  effect of $1,252 and $2,903 for the six months ended June 30, 2000 and 1999, respectively

2net of tax  benefit of $(21) and tax effect of $43 for the three  months  ended
June 30, 2000 and 1999, respectively and net of tax benefit of $(17) and tax effect of $53 for the six months ended June 30, 2000 and 1999, respectively

 See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Six Months Ended June 30,
                                                        -----------------------------------
                                                             2000                1999
                                                        ---------------   -----------------
                                                          (unaudited)        (unaudited)
 Cash flows from operating activities:
 Net income                                                 $   13,491       $     5,942
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Purchased in-process research and development               2,984                 -
     Depreciation and amortization                               8,877             8,688
     Provision for doubtful accounts                               158               202
     Deferred income taxes                                         (86)               59
     Changes in operating assets and liabilities,
      net of acquisition:
       Accounts receivable                                       1,066            (9,263)
       Inventories                                                 330              (695)
       Prepaid expenses and other current assets                (1,936)              783
       Accounts payable                                         (5,513)           (5,687)
       Accrued compensation and benefits                        (2,622)              734
       Unearned maintenance revenue                             10,954            10,682
       Income taxes payable                                      1,850             1,845
       Other                                                    (3,649)            7,737
                                                           -------------     ------------
 Net cash provided by operating activities                      25,904            21,027
                                                           -------------     ------------

 Cash flows from investing activities:
 Capital expenditures                                          (12,568)           (8,898)
 Proceeds from sale of equipment                                   419             1,313
 Cash paid for acquisitions                                    (20,000)                -
 Purchases of marketable securities                            (16,521)          (28,048)
 Proceeds from sales and maturities of marketable
  securities                                                    17,842            15,600
                                                           -------------     ------------
 Net cash used by investing activities
                                                               (30,828)          (20,033)
                                                           -------------     ------------
 Cash flows from financing activities:

 Proceeds from issuance of common stock                         17,723             2,340
                                                           ------------      ------------
 Net cash provided by financing activities                      17,723             2,340
                                                           ------------      ------------
 Effect of exchange rate changes on cash and cash
   equivalents                                                  (1,060)           (1,658)
                                                           ------------      ------------

 Net increase in cash and cash equivalents
                                                                11,739             1,676
 Cash and cash equivalents, beginning of year
                                                                71,528            55,820
                                                           ------------      ------------
 Cash and cash equivalents, end of period                   $   83,267        $   57,496
                                                           ============      ============

 Supplemental cash flow information:
 Interest paid                                            $         14        $        9
 Income taxes paid                                        $      2,336        $       46


See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1. In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2000 and the results of its operations, its comprehensive operations and its cash flows for the three month and six month periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the Company's Quarterly Report on form 10Q for the quarter ended March 31, 2000. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

2. On May 18, 2000, the Company acquired certain assets from Application Partners Incorporated (API) for $20.0 million. The acquisition was accounted for as an asset purchase, and the purchase price was allocated as follows (in thousands):

              Assembled workforce                            $      386
              Goodwill                                           14,578
              In-process research and development                 2,984
              Prepaid expense                                     2,000
              Fixed assets                                           78
                                                            ------------
              Total purchase price                           $   20,026
                                                            ============

     The amount allocated to assembled workforce is being amortized over an estimated useful life of three years. The amount allocated to goodwill is being amortized over an estimated useful life of five years. Additionally, retention payments of $2.0 million were recorded as a prepaid asset and will be expensed based upon defined future employment requirements.

     Based upon an independent third party appraisal, the Company allocated $3.0 million to in-process research and development which was an element of the purchase price. The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percent of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated was 88% complete at the date of the acquisition. The estimated cost to complete the project will aggregate approximately $300,000 and will be incurred over a three-month period. Since the date of acquisition, we have incurred approximately $80,000 related to the project.

3. Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

4. The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2000 and 1999.

                                                       Three Months ended June 30,       Six Months ended June 30,
                                                    ------------------------------------------------------------------
                                                           2000             1999             2000             1999
                                                    ---------------  ---------------  ---------------  ---------------
   Net income                                        $       7,022    $       3,894    $      13,491    $      5,942
                                                    ===============  ===============  ===============  ==============


   Weighted average basic shares outstanding                34,183           32,066           33,763          31,990
      Effect of dilutive stock options                       2,419              497            2,968             568
                                                    ---------------  ---------------  ---------------  ---------------
   Weighted average diluted shares outstanding              36,602           32,563           36,731          32,558
                                                    ===============  ===============  ===============  ===============

      Basic earnings per share                                0.21             0.12             0.40            0.19
      Diluted earnings per share                              0.19             0.12             0.37            0.18


5. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting
     Comprehensive Income." SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements. SFAS No. 130 was effective for the Company beginning January 1, 1998. Accordingly, the Company has prepared Statements of Comprehensive Operations for the six month period ended June 30, 2000. Accumulated other comprehensive operations as of June 30, 2000 is comprised of the following:


                                                                        Accumulated
                                 Foreign Currency     Unrealized            Other
                                   Translation          Holding         Comprehensive
(In thousands)                      Adjustment       Gains (Losses)       Operations
                                 -----------------  -----------------  -----------------
 Balance, December 31, 1999       $        (7,638)   $          (97)    $        (7,735)
 Current period changes                    (1,878)               25              (1,853)
                                 -----------------  -----------------  -----------------
 Balance June 30, 2000            $        (9,516)   $          (72)    $        (9,588)
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

     Operating segments data for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                               Three months ended June 30,     Six months ended June 30,
        In thousands                                 2000            1999           2000           1999
                                              ------------------------------  ----------------------------
       Software
         Revenue                                $  49,629       $  48,651      $  97,741      $  90,635
         Operating income (loss)                    1,456             939          1,175        (2,725)

       Customer Support
         Revenue                                $  25,657       $  19,629      $  50,503      $  39,522
         Operating income                           6,497           3,269         13,759          7,646

       Professional Services and Education
         Revenue                                $  13,669       $  12,542      $  27,071      $  23,936
         Operating income (loss)                     (267)            309           (324)           373

       Hardware
         Revenue                                $   4,765       $   3,545      $   9,972      $   9,576
         Operating income (loss)                     (252)            397            156            919

       Other
         Revenue                                $   1,359       $   1,722      $   2,594      $   3,862
         Operating income                             240             150            341            315


       Total
         Revenue                                $  95,079       $  86,089      $ 187,881      $ 167,531
         Operating income                           7,674           5,064         15,107          6,528

     Included in software revenue is $21.0 million related to Web based product for the three months period ended June 30, 2000 and $34.4 million for the six months period ended June 30, 2000.

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

     Subsequent to December 31, 1998, the former shareholders of Saros filed a demand for mandatory arbitration to release approximately two hundred thousand shares of FileNET stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996, among FileNET Corporation, FileNET Acquisition Corporation, and Saros, and for damages. Mandatory arbitration is scheduled for January 9, 2001. The Company believes that it has meritorious reasons for not releasing the shares and other defenses to the claims; however, the ultimate or any resulting potential loss cannot be presently determined.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I--Item 1 and Factors That May Affect Future Results in Item 2 of this Quarterly Report, and with the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and our Quarterly Report on form 10Q for the quarter ended March 31, 2000.

Results of Operations

Revenue

                                            Three Months Ended June 30,               Six Months Ended June 30,
                                        ------------------------------------    ------------------------------------
 (Dollars in millions)                     2000         1999      % Change        2000         1999       % Change
                                        ------------ -----------  ----------    ----------- ------------ -----------
 Software revenue
   Domestic                               $    35.6    $   32.9          8%      $    67.5    $    59.7         13%
   International                               14.0        15.8        (11%)          30.2         31.0         (3%)
                                         -----------  ----------                -----------  -----------
   Total software revenue                 $    49.6    $   48.7          2%      $    97.7    $    90.7          8%
                                         -----------  ----------                -----------  -----------
     Percentage of total revenue                 52%         57%                      52%          54%

 Customer Support
   Domestic                               $    20.4    $   15.7         30%      $    39.6    $    31.5         26%
   International                                5.3         4.0         33%           11.0          8.1         36%
                                         -----------  ----------                -----------  -----------
   Total customer support revenue         $    25.7    $   19.7         30%      $    50.6    $    39.6         28%
                                         -----------  ----------                -----------  -----------
     Percentage of total revenue                 27%         23%                        27%          24%

 Professional Services and Education
   Domestic                               $    10.6    $    9.0         18%      $    20.9    $    16.8         24%
   International                                3.1         3.5        (11%)           6.2          7.0        (11%)
                                         -----------  ----------                -----------  -----------
   Total professional services and
     education revenue                    $    13.7    $   12.5         10%      $    27.1    $    23.8         14%
                                         -----------  ----------                -----------  -----------
     Percentage of total revenue                 14%         14%                        15%          14%

 Hardware revenue
   Domestic                               $     3.6    $    2.3         57%      $     8.0    $     7.1         13%
   International                                1.2         1.2          0%            2.0          2.4        (17%)
                                        ------------  ----------                -----------  -----------
   Total hardware revenue                 $     4.8    $    3.5         37%      $    10.0    $     9.5          5%
                                        ------------  ----------                -----------  -----------
     Percentage of total revenue                  5%          4%                         5%           6%

 Other revenue
   Domestic                               $     1.1    $    1.3        (15%)     $     2.2    $     3.1        (29%)
   International                                0.2         0.4        (50%)           0.3          0.8        (63%)
                                        ------------  ----------                -----------  -----------
   Total other revenue                    $     1.3    $    1.7        (24%)     $     2.5         $3.9        (36%)
                                        ------------  ----------                -----------  -----------
     Percentage of total revenue                 1%          2%                         1%           2%
                                        ------------  ----------                -----------  -----------
 Total revenue
   Domestic                               $    71.3    $   61.2         17%      $   138.2    $   118.2         17%
   International                               23.8        24.9         (4%)          49.7         49.3          1%
                                        ------------ -----------                -----------  -----------
   Total revenue                          $    95.1    $   86.1         10%      $   187.9    $   167.5         12%
                                        ============ ===========                ===========  ===========

Software revenue from the licensing of our software products increased 2% and 8% for the three and six month periods, respectively, ended June 30, 2000 over the comparable periods of 1999. Software revenue growth was adversely affected by a decline in international sales.

Customer support revenue consists of revenue from maintenance contracts and "fee for service" revenues. Customer support revenue increased 30% and 28% for the three and six month periods, ended June 30, 2000 over the same periods of 1999 due to increased maintenance revenue from the growth of our installed base.

Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers, and training services. Such services are primarily performed on a time and material basis. Professional services and education revenue increased 10% and 14% for the three and six month periods ended June 30, 2000 over the comparable period of 1999 and is a result of an increase in consulting services and custom development projects along with an increase in sales of pre-packaged service offerings which include both consulting and training.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSAR). Hardware revenue increased by 37% and 5% for the three and six month periods ended June 30, 2000 over the comparable period of 1999 due to an increase in 30 gigabyte drive orders. Hardware revenue, however, is expected to continue to decline as a percentage of total revenue.

Other revenue is generated from the sale of spare parts, supplies and third party products. Other revenue decreased 24% and 36% for the three and six month periods, respectively, ended June 30, 2000 compared to the same periods in 1999 due to diminished demand for spares and expected decreased orders for third party product.

International revenue represented 25% and 29% of total revenues in the three month periods ended June 30, 2000 and 1999, respectively. For the six month periods ended June 30 2000 and 1999 international revenue constituted 26% and 29%, respectively. Although weaker performance in our international operations has resulted in a lower proportion of revenue being generated internationally, management expects that international operations will continue to account for a significant portion of total revenues. However, international revenues are subject to certain risks including but not limited to political and economic instability and currency fluctuation.

Cost of Revenue

                                              Three Months Ended June 30,            Six Months Ended June 30,
                                        --------------------------------------  -----------------------------------
                                                                        %                                     %
                                           2000         1999         Change       2000         1999        Change
 (Dollars in millions)                  --------------------------------------  -----------------------------------
 Cost of software revenue                   $  4.3       $  4.7        (9%)       $  8.6       $  8.6          0%
  Percentage of software revenue                 9%          10%                       9%           9%

 Cost of customer support revenue           $ 10.2       $  9.2        11%        $ 20.8       $ 17.9         16%
  Percentage of customer support
    revenue                                     40%          47%                      41%          45%

 Cost of professional services  and
    education revenue                       $ 11.9       $  9.9        20%        $ 23.4       $ 19.7         19%
  Percentage of professional services
     and education revenue                      87%          79%                      86%          83%

 Cost of hardware revenue                   $  3.5       $  1.8        94%        $  6.4       $  5.0         28%
  Percentage of hardware revenue                73%          51%                      64%          53%

 Cost of other revenue                      $  1.0       $  1.4       (29%)       $  2.0       $  3.2        (38%)
 Percentage of other revenue                    77%          82%                      80%          82%

 Total cost of revenue                      $ 30.9      $  27.0        14%        $ 61.2       $ 54.4         13%
  Percentage of total revenue                   32%          31%                      33%          32%


The cost of software revenue includes royalties paid to third parties and the cost of software distribution. The cost of software revenue as a percentage of software revenue for the three month period ended June 30, 2000 decreased to 9% from 10% in the same period of 1999. The cost of software revenue as a percentage of software revenue for the six month period ended June 30, 2000 remained constant at 9% for the same period in 1999.

The cost of customer support revenue includes customer support personnel, supplies, and the cost of third party hardware maintenance. The cost of customer support revenue as a percentage of customer support revenue for the three month period ended June 30, 2000 decreased to 40% from 47% in the same period of 1999. The cost of customer support revenue for the six month period ended June 30, 2000 decreased to 41% from 45% for the comparable period of 1999. The decrease is attributable to increased revenue without a proportional increase in cost.

The cost of professional services and education revenue consists primarily of professional services personnel, training personnel and third party contractors. The cost of professional services and education revenue as a percentage of professional services and education revenue for the three month period ended June 30, 2000 increased to 87% from 79% in the same period of 1999. The cost of professional services and education revenue for the six month period ended June 30, 2000 increased 86% from 83% for the comparable period of 1999. The increase was due primarily to an increase in the number of personnel, the cost of which has not been fully absorbed by proportional revenue growth.

The cost of hardware revenue includes the cost of manufacturing OSARs, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the three month period ended June 30, 2000 increased to 73% from 51% for the comparable period of 1999. The cost of hardware revenue as a percentage of hardware revenue for the six month period ended June 30, 2000 increased to 64% from 53% for the comparable period of 1999. The increase is due to higher costs associated with upgrading and providing warranty coverage for certain products.

The cost of other revenue includes the cost of supplies, spare parts and third party product. The cost of other revenue as a percentage of other revenue for the three months ended June 30, 2000 decreased to 77% from 82% in the same period of 1999. The cost of other revenue as a percentage of other revenue for the six month period ended June 30, 2000 decreased 80% from 82% for the comparable period of 1999. The decrease in cost of other revenue is the result of a reduction in fixed costs.

Operating Expenses

                                         Three Months Ended June 30,             Six Months Ended June 30,
                                   -------------------------------------    ------------------------------------
 (Dollars in millions)                   2000        1999     % Change           2000        1999     % Change
                                   -----------------------   -----------    ----------------------   -----------
 Research and development             $  13.9     $  13.2        5%            $  28.0    $  26.3         6%
  Percentage of total revenue             15%         15%                          15%        16%

 Selling, general and
    administrative                    $  39.3     $  40.8       (4%)           $  80.3    $  80.2         0%
  Percentage of total revenue             41%         47%                          43%        48%

Research and development expenses increased 5% and 6% for the three and six month periods ended June 30, 2000, respectively, compared to the comparable periods of 1999. The increases in absolute dollars were due to a general increase in salaries. As a percentage of total revenue, research and development expenses were at 15% for the three-month period ended June 30, 2000 and 1999, respectively and 15% compared to 16% for the six month period ended June 30, 2000 and 1999, respectively.

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

Selling, general and administrative expenses decreased 4% and 0% for the three and six month periods ended June 30, 2000 compared to the same periods of 1999. The decrease was primarily due overall reduced spending. As a percentage of total revenue, selling, general and administrative expenses decreased to 41% for the three month period ended June 30, 2000 from 47% in the same period of 1999. For the six month period ended June 30, 2000 selling , general administration expenses decreased to 43% compared to 48% for the same period in 1999 due to expense levels growing at a lower rate than revenue.

Amortization of intangibles and in-process research and development. On May 18, 2000, we acquired certain assets from Application Partners Incorporated (API) for $20.0 million. The acquisition was accounted for as a purchase. Amortization expense for the purchased intangible assets was $254,000 for the period ended June 30, 2000, compared with none in the same period of 1999. Based upon an independent third party appraisal, $3.0 million of the purchase price was allocated to in-process research and development which was immediately expensed. The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percent of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated was 88% complete at the date of the acquisition. The estimated cost to complete the project will aggregate approximately $300,000 and will be incurred over a three-month period. Since the date of acquisition, we have incurred approximately $80,000 related to the project.

Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, failure to convert technology into a repetitively manufacturable product, customer acceptance, customer demand, and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

Provision for Income Taxes. The combined federal, state and foreign annual effective tax rate for the three months ended June 30, 2000 was 22% compared to 30% for the comparable period in 1999. The combined federal, state and foreign annual tax rate for the six months ended June 30, 2000 was 23% compared to 30% for the comparable period in 1999. The decrease in the rate is attributable to the utilization of domestic net operating loss carryforwards as a result of the increase in domestic revenue.

Foreign Currency Fluctuations and Inflation. Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses. The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of June 30, 2000, we had forward exchange contracts outstanding totaling approximately $2.9 million in 9 currencies. All of these contracts mature in three months.

Other comprehensive loss reflects an increase of $0.2 million for the three months ended June 30, 2000 and an increase of $1.9 million for the six months ended June 30, 2000 in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Euro currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of its products, the cost of its materials, or its operating results for the three months ended June 30, 2000 and 1999.

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


Liquidity and Capital Resources

At June 30, 2000, combined cash, cash equivalents and investments totaled $124.3 million, an increase of $15.6 million from the end of 1999. Cash provided by operating activities during the six months ended June 30, 2000 totaled $25.9 million and resulted primarily from net income; an increase in unearned maintenance revenue related to prepaid maintenance contracts; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and accrued compensation and benefits. Cash used by investing activities totaled $30.8 million and was a result of capital expenditures of $12.6 million and the acquisition of certain assets and in-process research and development of $20.0 million. Cash provided by financing activities totaled $17.7 million and was a result of proceeds received from the exercise of employee stock options and the employee stock purchase plan.

Accounts receivable decreased to $70.0 million at June 30, 2000 from $72.7 million at December 31, 1999. Days sales outstanding decreased to 67 days as of June 30, 2000 from 70 days as of December 31, 1999. Current liabilities increased to $87.5 million at June 30, 2000 from $86.5 million at December 31, 1999. The increase in current liabilities is primarily a result of increases in unearned maintenance revenue and income taxes payable, offset by decreases in accounts payable, and accrued compensation and benefits.

We have a $20 million commercial line of credit that expires in June 2001. Borrowings under the arrangement are unsecured and bear interest at one hundred basis points over the London Interbank Offered Rate. A commitment fee of fifteen basis points is assessed against any undrawn amounts. As of June 30, 2000, there were no borrowings outstanding against the credit line.

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

In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101") was issued to provide staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact this bulletin may have on our financial statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 2000 Annual Meeting of Stockholders of the Company was held at 9:00 a.m. on May 18, 2000, in Costa Mesa, California.

(b) At the annual meeting, the following six individuals were elected to the Company's Board of Directors, constituting all members of the Board of
     Directors:

      ------------------------ -------------------------- ----------------------
      Nominee                  Affirmative Votes          Votes Withheld
      ------------------------ -------------------------- ----------------------
      L. George Klaus          29,873,031                 547,847
      ------------------------ -------------------------- ----------------------
      William P. Lyons         29,874,561                 546,317
      ------------------------ -------------------------- ----------------------
      Lee D. Roberts           29,731,760                 689,118
      ------------------------ -------------------------- ----------------------
      John C. Savage           29,917,244                 503,634
      ------------------------ -------------------------- ----------------------
      Roger S. Siboni          29,872,230                 548,648
      ------------------------ -------------------------- ----------------------
      Theodore J. Smith        29,907,627                 513,251
      ------------------------ -------------------------- ----------------------

(c) The Company's stockholders were asked to approve an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan") to increase the number of shares of Common Stock issuable under the 1995 Plan by an additional 1,350,000 shares. This proposal was approved in accordance with the following vote of stockholders:

     ------------------- ------------------ ------------------- ----------------
                                                                Broker
     Votes For           Votes Against      Abstentions         Non-Votes
     ------------------- ------------------ ------------------- ----------------
     18,135,623          12,212,526         72,729              0
     ------------------- ------------------ ------------------- ---------------

(d) The Company's stockholders were asked to approve an amendment to the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") to increase the number of shares of Common Stock issuable under the 1998 Purchase Plan by an additional 340,000 shares. This proposal was approved in accordance with the following vote of stockholders:

     -------------------- ------------------ ------------------- ---------------
                                                                 Broker
     Votes For            Votes Against      Abstentions         Non-Votes
     -------------------- ------------------ ------------------- ---------------
     28,643,861           1,707,002          70,015              0
     -------------------- ------------------ ------------------- ---------------

Item 5.  Other Material Events

On May 18, 2000 the Company acquired certain assets from Application Partners, Inc. (API) for $20.0 million. The Purchase Agreement is hereby incorporated by reference in Exhibit 10.24

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)  No reports on Form 8-K were filed during the second quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

August 14, 2000                    By:______________/s/_________________________
----------------
Date                                   Lee D. Roberts, President and
                                       Chief Executive Officer
                                      (Principal Executive Officer)

                                INDEX TO EXHIBITS
Exhibit No.     Description
--------------- ----------------------------------------------------------------
 3.1*           Restated  Certificate  of  Incorporation,  as  amended (filed as
                Exhibit 3.1 to Form S-4 filed on January 26, 1996;  Registration
                No. 333-00676).

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

 4.3* Amendment One dated July 31, 1998 and Amendment Two dated November 9,1998 to Rights Agreements between FileNET Corporation and BANKBOSTON N.A. formerly known as The First National Bank of Boston (filed as Exhibit 4.3 to Form 10-Q for the quarter ended September 30, 1998).

 10.1* 10.1* Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association dated June 30, 1999, effective June 30, 1999 (filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 1999).

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

10.4* Full Use and Deployment Sublicense Addendum between the Registrant and Oracle Corporation dated July 1, 1996. as amended by Amendment One thereto (filed as Exhibit 10.4 to Form 10-QA for the quarter ended June 30, 1996).

10.5*           Lease  between  the   Registrant  and  C. J.  Segerstrom  & Sons
                for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit 10.19 to the Form S-1).

10.6*           Third  Amendment  to  the Lease between the Registrant and C. J.
                Segerstrom & Sons dated April 30, 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992 (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997)

10.7*           Fifth  Amendment  to  the Lease between the Registrant and C. J.
                Segerstrom & Sons dated April 30, 1987, for the extension of the term of the lease, dated March 28, 1997 (filed as exhibit
                10.8 to Form 10-Q for the quarter ended March 31, 1997).

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

----------------------------------------------
* Incorporated herein by reference
                                       20

Exhibit No.     Description
--------------- ----------------------------------------------------------------
10.10*          Second  Amended  and  Restated  Stock  Optio n Plan  of  FileNET
                Corporation, together  with the forms of Incentive  Stock Option
                Agreement and Non-Qualified  Stock Option  Agreements  (filed as
                Exhibits 4(a), 4(b) and 4(c), respectively,  to the Registrant's
                Registration  Statement on Form S-8, Registration No. 33-48499),
                and  an  Amendment  thereto   (filed  as  Exhibit  4(d)  to  the
                Registrant's Registration Statement on Form S-8, Registration No
                33-69920), and the Second Amendment thereto (filed as Appendix A to the  Registrant's Proxy Statement for the  Registrant's  1994
                Annual Meeting of Stockholders, filed on April 29, 1994).

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

10.23* Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Form 10Q for the quarter ended September 30,
                1999).

10.24 Asset Purchase Agreement between the Registrant and Application Partners, Inc. dated May 18, 2000.

27.1            Financial Data Schedule.

27.2 Financial Data Schedule amneded for Quarter ended March 31, 2000 to reflect corrected date.

-----------------------------------------------
* Incorporated herein by reference
                                       21