Form 10-Q
period 2000-09-30
FILENET CORP
filed 2000-11-14
CIK 706015

_______________________________________________________________________________________________
***********************************************************************************************

                                            FORM 10-Q

                               SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                                  OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                                 Commission file number: 0-15997

                                       FILENET CORPORATION
                       (Exact name of Registrant as specified in its charter)

               Delaware                                              95-3757924
------------------------------------------------    --------------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
            organization)

                          3565 Harbor Boulevard, Costa Mesa, CA 92626
           ------------------------------------------------------------------------
                      (Address of principal executive offices) (Zip code)

                                        (714) 327-3400
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
Yes  |X|  No |_|

As of October 30, 2000, there were 34,554,396 shares of the Registrant's common stock outstanding.

______________________________________________________________________________________________________
******************************************************************************************************

                                     FILENET CORPORATION
                                           Index

                                                                                               Page
                                                                                              Number
--------------- --------------------------------------------------------------------------- ----------

PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Balance Sheets
                As of  September 30, 2000 (unaudited) and December 31, 1999...............       3

                Consolidated Statements of Income (unaudited)
                For the three and nine month periods ended September 30, 2000 and 1999....       4

                Consolidated Statements of Comprehensive Income(unaudited)
                For the three and nine month periods ended September 30, 2000 and 1999....       5

                Consolidated Statements of Cash Flows (unaudited)
                For the nine month periods ended September 30, 2000 and 1999..............       6

                Notes to Consolidated Financial Statements (unaudited)....................       7

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................      10

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.........................................................      18

Item 4.         Submission of Matters to a Vote of Security Holders                             18

Item 5.         Other Material Events                                                           18

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                                                  FILENET CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share amounts)

                                                               September 30,            December 31,
                                                                   2000                    1999
                                                        _______________________   ____________________
                                                              (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                                      $     89,765           $     71,528
   Short-term investments                                               39,098                 31,581
   Accounts receivable, net                                             74,909                 72,736
   Inventories, net                                                      2,975                  3,399
   Prepaid expenses and other current assets                             9,505                  8,080
   Deferred income taxes                                                 1,090                    938
                                                                 --------------         --------------
   Total current assets                                                217,342                188,262

 Property, net                                                          45,492                 40,593
 Long-term investments                                                   2,237                  5,542
Intangible assets, net                                                  13,949                      -
 Deferred income taxes                                                   4,720                  4,752
 Other assets                                                            1,660                  1,743
                                                                 --------------         --------------

     Total assets                                                $     285,400          $    240,892
                                                                 ==============         ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                               $     10,650           $     16,642
   Accrued compensation and benefits                                    24,711                 24,079
   Unearned maintenance revenue                                         23,847                 16,286
   Income taxes payable                                                  9,766                  7,808
   Other accrued liabilities                                            21,821                 21,670
                                                                 --------------         --------------
   Total current liabilities                                            90,795                 86,485

 Unearned maintenance revenue                                            6,157                  3,949

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000 shares
     authorized; none issued and outstanding
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 35,609,059 and 33,578,642 shares
     outstanding at September 30, 2000 and December 31,
     1999, respectively                                                 169,912                149,779
   Retained earnings
                                                                         46,680                 22,981
   Accumulated other comprehensive operations
                                                                        (13,577)                (7,735)
                                                                  -------------          -------------
                                                                        203,015                165,025
   Treasury stock, at cost; 1,098,000 shares at
     September 30, 2000 and December 31, 1999 respectively              (14,567)               (14,567)
                                                                 --------------         --------------
   Total stockholders' equity                                           188,448                150,458
                                                                 --------------         --------------

     Total liabilities and stockholders' equity                    $    285,400           $     240,892
                                                                 ==============         ==============
See accompanying notes to consolidated financial statements.

                                                CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share data)

                                       Three Months Ended                  Nine Months Ended
                                         September 30,                       September 30,
                                _________________________________  __________________________________
                                      2000              1999             2000               1999
                                _______________   _______________  ________________  ________________
                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
 Revenue:
   Software                          $  50,031         $  43,055        $  147,772        $  133,690
   Service                              43,553            38,174           123,721           105,494
   Hardware                              5,561             4,303            15,533            13,879
                                 ---------------   ---------------  ----------------   ---------------
   Total revenue                        99,145            85,532           287,026           253,063
                                 ---------------   ---------------  ----------------   ---------------

ts and expenses:
   Cost of software revenue              3,594             3,137            12,158            11,761
   Cost of service revenue              25,929            21,731            72,110            62,550
   Cost of hardware revenue              2,584             2,410             9,010             7,443
   Research and development             14,932            13,752            43,001            40,088
   Selling, general and administrative  39,586            38,735           119,882           118,926
   Amortization of intangibles             761                 -             1,015                 -
   Purchased in process research and
      development                            -                 -             2,984                 -
                                 ---------------   ---------------  ----------------   ---------------
   Total costs and expenses             87,386            79,765           260,160           240,768
                                 ---------------   ---------------  ----------------   ---------------

 Operating income                       11,759             5,767            26,866            12,295

 Other income, net                       1,328               866             3,848             2,826
                                 --------------   ---------------  ----------------   ---------------

 Income before income taxes             13,087             6,633            30,714            15,121

 Provision for income taxes              2,879             1,990             7,015             4,536
                                 ---------------   ---------------  ----------------   ---------------

 Net income                         $   10,208         $   4,643         $  23,699        $   10,585
                                 ===============   ===============  ================   ===============

 Earnings per share:
   Basic                            $     0.30         $    0.14         $    0.70        $     0.33
   Diluted                          $     0.28         $    0.14         $    0.65        $     0.32

 Weighted average shares outstanding:
   Basic                                34,382            32,160            33,970            32,047
   Diluted                              36,226            33,192            36,563            32,770

See accompanying notes to consolidated financial statements.

                                                  FILENET CORPORATION
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (In thousands)

                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                          ________________________________   _________________________________
                                                2000             1999             2000            1999
                                            _______________   ____________   ______________    _____________
                                             (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)

 Net income                                    $  10,208      $   4,643       $  23,699        $ 10,585
                                            ---------------   ------------   --------------    -------------
 Other comprehensive income(loss):
   Foreign currency translation adjustments1      (4,014)         1,239          (5,892)         (3,116)
 Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)2                25             10              50             (70)

                                            --------------   ------------      -----------    -------------
 Total other comprehensive income (loss)          (3,989)         1,249          (5,842)         (3,186)
                                            --------------   ------------      -----------    -------------
 Comprehensive income                          $   6,219      $   5,892       $  17,857        $  7,399
                                            ==============   ============      ===========    =============

------------------------------------------------------------------------------------------------------------------------------------------------
1net of tax effect of $2,676 and tax benefit of $(826) for the three months ended September 30, 2000 and 1999, respectively and net of tax effect of $3,928 and $2,077 for the nine months ended September 30, 2000 and 1999, respectively

2net of tax benefit of $(17) and  $(7) for the three months ended September 30, 2000 and 1999, respectively and net of tax benefit of $(33) and tax effect of $47 for the nine months ended September 30, 2000 and 1999, respectively

 See accompanying notes to consolidated financial statements.

                                                          FILENET CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)

                                                        Nine Months Ended September 30,
                                                      ___________________________________
                                                           2000                1999
                                                      ______________       ______________
                                                        (unaudited)          (unaudited)
 Cash flows from operating activities:
 Net income                                            $  23,699            $  10,585
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Purchased in-process research and development         2,984                    -
     Depreciation and amortization                        14,157               12,969
     Provision for doubtful accounts                         231                  252
     Deferred income taxes                                  (120)                  25
     Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                (6,977)             (15,209)
       Inventories                                           424               (1,190)
       Prepaid expenses and other current assets          (1,620)                 729
       Accounts payable                                   (5,668)              (5,583)
       Accrued compensation and benefits                   1,232                  702
       Unearned maintenance revenue                       10,112               11,221
       Income taxes payable                                1,975                3,657
       Other                                               3,896                3,521
                                                      --------------        -------------
 Net cash provided by operating activities                44,325               21,679
                                                      --------------        -------------

 Cash flows from investing activities:

 Capital expenditures                                     (19,182)              (14,480)
 Proceeds from sale of equipment                              426                 5,826
 Cash paid for acquisitions                               (20,000)                    -
 Purchases of marketable securities                       (31,301)              (44,560)
 Proceeds from sales and maturities of marketable
   securities                                              26,342                29,600
                                                      --------------        -------------
 Net cash used by investing activities
                                                          (43,715)              (23,614)
                                                      --------------        -------------

 Cash flows from financing activities:

 Proceeds from issuance of common stock                    20,133                 2,659
                                                      --------------        -------------
 Net cash provided by financing activities                 20,133                 2,659
                                                      --------------        -------------

 Effect of exchange rate changes on cash and cash
    equivalents                                            (2,506)               (1,491)
                                                      --------------        -------------

 Net increase in cash and cash equivalents                  18,237                  (767)
 Cash and cash equivalents, beginning of year               71,528                55,820
                                                      --------------        -------------
 Cash and cash equivalents, end of period                $  89,765             $  55,053
                                                      ==============        =============
 Supplemental cash flow information:
 Interest paid                                           $      46             $      11
  Income taxes paid                                      $   4,967             $      97

See accompanying notes to consolidated financial statements.

                                                          FILENET CORPORATION
                                              Notes To Consolidated Financial Statements
                                                              (Unaudited)

1.       In the opinion of the management of FileNET Corporation ("the Company"), the accompanying unaudited consolidated financial statements reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2000 and the results of its operations, its comprehensive income and its cash flows for the three month and nine month periods ended September 30, 2000 and 1999.  Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's
         Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1999 and the Company's Quarterly Report on form 10Q for the quarter ended June
         30, 2000.  The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

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

         Based upon an independent third party appraisal, the Company allocated $3.0 million to in-process research and development which was an element of the purchase price.  The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified.  The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percent of completion of the projects and an estimate of the costs to complete the projects.  New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated to be 88% complete at the date of the acquisition. The cost to complete the project was estimated at $300,000 to occur over a three-month period.  Since the date of acquisition the Company has incurred approximately $356,000 of research and development expenses related to the project which is 100% complete as of September
         30, 2000.

3.       Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

4.       The following table is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999.

                                               Three Months ended September 30,    Nine Months ended September 30,
                                              __________________________________  __________________________________
                                                      2000            1999            2000              1999
                                                _______________  _______________  ____________     _______________
   Net income                                    $    10,208     $    4,643       $   23,699       $   10,585
                                                ===============  ===============  ============    ===============

   Weighted average basic shares outstanding          34,382          32,160          33,970           32,047
      Effect of dilutive stock options                 1,844           1,032           2,593              723
                                                ---------------  ---------------   -----------    ---------------
   Weighted average diluted shares outstanding        36,226          33,192          36,563           32,770
                                                ===============  ===============   ===========    ===============

      Basic earnings per share                          0.30            0.14           0.70              0.33
      Dilutd earnings per share                          0.28            0.14           0.65              0.32

5.       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.
         130, "Reporting Comprehensive Income."  SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements.  SFAS No. 130 was effective for the Company beginning January 1, 1998.
         Accordingly, the Company has prepared Statements of Comprehensive Operations for the nine month period ended September 30,
         2000.  Accumulated other comprehensive operations as of  September 30, 2000 is comprised of the following:

                                                                                         Accumulated
                                                  Foreign Currency       Unrealized         Other
                                                     Translation          Holding       Comprehensive
                  (In thousands)               Adjustment       Gains (Losses)     Operations
                                                  _________________  _________________  _________________
                  Balance, December 31, 1999       $     (7,638)      $       (97)       $  (7,735)
                  Current period changes                 (5,892)               50           (5,842)
                                                  -----------------  -----------------  -----------------
                  Balance September 30, 2000       $    (13,530)      $       (47)       $ (13,577)
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

         Operating segments data for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                  Three months ended September  30,      Nine months ended September 30,
       In thousands                     2000               1999              2000              1999
                              _____________________________________ _____________________________________
      Software
        Revenue                        $ 50,031           $ 43,055         $ 147,772         $ 133,690
        Operating income (loss)           4,689                661             5,864           (2,064)

      Customer Support
        Revenue                        $ 26,393           $ 22,954          $ 76,896          $ 62,476
        Operating income                  6,439              3,929            20,198            11,575

      Professional Services and Education
        Revenue                       $  15,751          $  13,901          $ 42,822          $ 37,837
        Operating income (loss)            (636)               812              (960)            1,185

      Hardware
        Revenue                        $  5,561           $  4,303         $  15,533         $  13,879
        Operating income (loss)           1,131                438             1,287             1,357

      Other
        Revenue                        $  1,409           $  1,319          $  4,003          $  5,181
        Operating income                    136               (73)               477               242

      Total
        Revenue                        $ 99,145           $ 85,532         $ 287,026         $ 253,063
        Operating income                 11,759              5,767            26,866            12,295

         Included in software revenue is $29.2 million related to Web based product for the three months period ended September 30, 2000 and $63.6 million for the nine months period ended September 30, 2000.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part
I--Item 1 and Factors That May Affect Future Results in Item 2 of this Quarterly Report, and with the audited consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our  Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and our Quarterly Report on form 10Q for the quarter ended June 30, 2000.

Results of Operations

Revenue

                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                        ____________________________________   _____________________________________
 (Dollars in millions)                     2000         1999      % Change        2000         1999       % Change
                                        ____________ ___________  __________   ____________ ____________ ___________
  Software revenue
   Domestic                                 $  28.1   $    27.1          4%        $  95.6      $  86.8         10%
   International                               21.9        15.9         38%           52.1         46.9         11%
                                        ------------ -----------               ------------ ------------
    Total software revenue                   $  50.0     $  43.0        16%       $  147.7     $  133.7         10%
                                        ------------ -----------               ------------ ------------
      Percentage of total revenue                50%         50%                        51%          53%

 Customer Support
   Domestic                                 $  20.6     $  17.9         15%        $  60.2      $  49.4         22%
   International                                5.7         5.1         12%           16.7         13.2         27%
                                        ------------ -----------               ------------ ------------
   Total customer support revenue           $  26.3     $  23.0         14%        $  76.9      $  62.6         23%
                                        ------------ -----------               ------------ ------------
      Percentage of total revenue                27%         27%                        27%          25%

 Professional Services and Education
   Domestic                                 $  11.4      $  9.9         15%        $  32.3      $  26.7         21%
   International                                4.4         4.0         10%           10.6         11.0        (4%)
                                        ------------ -----------               ------------ ------------
   Total professional services and
     education revenue                      $  15.8     $  13.9         14%        $  42.9      $  37.7         14%
                                        ------------ -----------               ------------ ------------
      Percentage of total revenue                16%         16%                        15%          15%

 Hardware revenue
   Domestic                                 $   3.4      $  3.3          3%        $  11.4      $  10.4         10%
   International                                2.2         1.0        120%            4.2          3.4         24%
                                        ------------ -----------               ------------ ------------
   Total hardware revenue                   $   5.6      $  4.3         30%        $  15.6      $  13.8         13%
                                        ------------ -----------               ------------ ------------
      Percentage of total revenue                 6%          5%                         5%           5%

 Other revenue
   Domestic                                 $   1.2      $  1.1          9%        $   3.4      $   4.2       (19%)
   International                                0.2         0.2          0%            0.5          1.0       (50%)
                                        ------------ -----------               ------------ ------------
   Total other revenue                      $   1.4      $  1.3          8%           $3.9         $5.2       (25%)
                                        ------------ -----------               ------------ ------------
      Percentage of total revenue                 1%          2%                         2%           2%
                                        ------------ -----------               ------------ ------------

 Total revenue
   Domestic                                 $  64.7     $  59.3          9%       $  202.9     $  177.5         14%
   International                               34.4        26.2         31%           84.1         75.5         11%
                                        ------------ -----------               ------------ ------------
   Total revenue                            $  99.1     $  85.5         16%       $  287.0     $  253.0         13%
                                        ============ ===========               ============ ============

Software revenue from the licensing of our software products increased 16% and 10% for the three and nine month periods, respectively, ended September 30, 2000 over the comparable periods of 1999 due to increased demand and continued acceptance of our products.

Customer support revenue consists of revenue from maintenance contracts and "fee for service" revenues.  Customer support revenue increased 14% and 23% for the three and nine month periods, ended September 30, 2000 over the same periods of 1999 due to increased maintenance revenue from the growth of our installed base.

Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers, and training services.  Such services are primarily performed on a time and material basis.  Professional services and education revenue increased 14% for the three and nine month periods ended September 30, 2000 over the comparable period of 1999 primarily as a result of  an increase in consulting services and custom development projects along with an increase in sales of pre-packaged service offerings which include both consulting and training.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries (OSAR).  Hardware revenue increased by 30% and 13% for the three and nine month periods ended September 30, 2000 over the comparable periods of 1999 due to an increase in demand for 30 gigabyte drives relative to a decrease in demand in 1999 due to year 2000 uncertainty.  Hardware revenue, however, is expected to resume its decline as a percentage of total revenue going forward.

Other revenue is generated from the sale of spare parts, supplies and third party products.  Other revenue increased 8% and decreased
25% for the three and nine month periods, respectively, ended September 30, 2000 compared to the same periods in 1999 due to lower demand for spares and an expected decrease in orders for third party product.

International revenue represented 35% and 31% of total revenues in the three month periods ended September 30, 2000 and 1999, respectively.  For the nine month periods ended September 30, 2000 and 1999 international revenue constituted
29% and 30% of total revenues, respectively.  Management expects that international operations will continue to account for a significant portion of total revenues.  However, international revenues are subject to certain risks including but not limited to political and economic instability and currency fluctuation.

Cost of Revenue

                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------------  -----------------------------------
                                                                       %                                      %
                                           2000         1999         Change       2000         1999        Change
(Dollars in millions)                    --------------------------------------  -----------------------------------

 Cost of software revenue                   $  3.6       $  3.2           13%      $ 12.2      $  11.8          3%
  Percentage of software revenue                7%           7%                        8%           9%

 Cost of customer support revenue          $  10.7       $  9.5           13%      $ 31.5       $ 27.3         15%
  Percentage of customer support
    revenue                                    41%          41%                       41%          44%

 Cost of professional services  and
    education revenue                      $  14.0      $  10.9           28%      $ 37.4       $ 30.7         22%
  Percentage of professional services
     and education revenue                     89%          78%                       87%          81%

 Cost of hardware revenue                   $  2.6       $  2.4            8%      $  9.0       $  7.4         22%
  Percentage of hardware revenue               46%          56%                       58%          54%

 Cost of other revenue                      $  1.2       $  1.3          (8%)      $  3.2       $  4.5       (29%)
  Percentage of other revenue                  86%         100%                       82%          87%

 Total cost of revenue                     $  32.1      $  27.3           18%      $ 93.3       $ 81.7         14%
  Percentage of total revenue                  32%          32%                       33%          32%

The cost of software revenue includes royalties paid to third parties and the cost of software distribution.  The cost of software revenue as a percentage of software revenue for the three month period ended September  30, 2000 remained constant at 7% for the same period of 1999.  The cost of software revenue as a percentage of software revenue for the nine month period ended September 30, 2000 decreased to 8% from 9% for the same period in 1999 due to a reduction in fixed software distribution costs.

The cost of customer support revenue includes customer support personnel, supplies, and the cost of third party hardware maintenance.  The cost of customer support revenue as a percentage of customer support revenue for the three month period ended
September 30, 2000 remained constant at 41% for the same period of 1999.  The cost of customer support revenue for the nine month period ended September 30, 2000 decreased to 41% from 44% for the comparable period of 1999.  The decrease is attributable to increased revenue without a proportional increase in cost.

The cost of professional services and education revenue consists primarily of professional services personnel, training personnel and third party contractors.  The cost of professional services and education revenue as a percentage of professional services and education revenue for the three month period ended September 30, 2000 increased to 89% from 78% in the same period of 1999.  The cost of professional services and education revenue for the nine month period ended September 30, 2000 increased 87% from 81% for the comparable period of 1999.  The increase was due primarily to an increase in the number of personnel and contractors.

The cost of hardware revenue includes the cost of manufacturing OSARs, and the cost of hardware integration personnel. The cost of hardware revenue as a percentage of hardware revenue for the three month period ended September 30, 2000 decreased to 46% from 56%
for the comparable period of 1999 due to a reduction in fixed costs.   However, the cost of hardware revenue as a percentage of
hardware revenue for the nine month period ended September 30, 2000 increased to 58% from 54% for the comparable period of 1999.  The increase is due to higher costs associated with upgrading  certain products.

The cost of other revenue includes the cost of supplies, spare parts and third party product.  The cost of other revenue as a percentage of other revenue for the three months ended September 30, 2000 decreased to 86% from 100% in the same period of 1999.
The cost of other revenue as a percentage of other revenue for the nine month period ended September 30, 2000 decreased to 82% from
87% for the comparable period of 1999.   The decrease in cost of other revenue is the result of a reduction in fixed costs.

Operating Expenses

                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                   _____________________________________    ____________________________________
 (Dollars in millions)                   2000        1999     % Change           2000        1999     % Change
                                   _______________________   ___________    ______________________   ___________
 Research and development             $  14.9     $  13.8        8%            $ 43.0      $ 40.1        7%
  Percentage of total revenue             15%         16%                         15%         16%

 Selling, general and
    administrative                    $  39.6     $  38.7        2%           $ 119.9     $ 118.9        1%
  Percentage of total revenue             40%         45%                         42%         47%

Research and development expenses increased 8% and 7% for the three and nine month periods ended September 30, 2000, respectively,
compared to the comparable periods of 1999.   The increases in absolute dollars were due to a general increase in salaries and payments to outside software development contractors.  As a percentage of total revenue, research and development expenses were at
15% and 16% for the three-month period ended September 30, 2000 and 1999, respectively and 15% compared to 16% for the nine month period ended September 30, 2000 and 1999, respectively.

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

Selling, general and administrative expenses increased 2% and 1% for the three and nine month periods ended September 30, 2000 compared to the same periods of 1999.  The increase was primarily due to increase in salaries offset by overall reduced spending.  As a percentage of total revenue, selling, general and administrative expenses decreased to 40% for the three month period ended
September 30, 2000 from 45% in the same period of 1999.  For the nine month period ended September 30, 2000 selling , general administration expenses decreased to 42% compared to 47% for the same period in 1999 due to better cost containment.

Amortization of  intangibles and in-process research and development.   On May 18, 2000, we acquired certain assets from Application
Partners Incorporated (API) for $20.0 million.  The acquisition was accounted for as a purchase.    Amortization expense for the
purchased intangible assets was $0.8 million and $1.0 million for the three and nine months periods ended  September 30, 2000,

respectively.  There were no similar costs in the same periods of 1999.  Based upon an independent third party appraisal, $3.0 million of the purchase price was allocated to in-process research and development which was immediately expensed. The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified.  The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percent of completion of the projects and an estimate of the costs to complete the projects.  New product development projects underway at API at the time of the acquisition included Sequis, an
eService application which we estimated was 88% complete at the date of the acquisition.  The cost to complete the project was estimated at $300,000 to occur over a three-month period.  Since the date of acquisition we have incurred approximately $356,000 of research and development expenses related to the project which is 100% complete as of September 30, 2000.

Provision for Income Taxes.   The  combined federal, state and foreign annual effective tax rate for the three months ended September
30, 2000 was 22% compared to 30% for the comparable period in 1999.  The combined federal, state and foreign annual tax rate for the nine months ended September 30, 2000 was 23% compared to 30% for the comparable period in 1999.  The decrease in rate is attributable to an increase in the taxable income generated in lower tax jurisdictions outside of North America along with the utilization of net operating loss carryforwards.

Foreign Currency Fluctuations and Inflation.  Our performance can be affected by changes in foreign currency values relative to the
U.S. dollar in relation to the Company's revenue and operating expenses.  The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported.  As of September 30, 2000, we had forward exchange contracts outstanding totaling approximately $135,800 in 10 currencies.  All of these contracts mature in three months.

Other comprehensive loss reflects an increase of $4.0 million for the three months ended September 30, 2000 and an increase of $5.8 million for the nine months ended September 30, 2000 in the unrealized loss due to foreign currency translation.  This increase was primarily attributable to unrealized losses associated with the weakening of the Euro  currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of its products, the cost of its materials, or its operating results for the three months ended September 30, 2000 and 1999.

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

Liquidity and Capital Resources

At September 30, 2000, combined cash, cash equivalents and investments totaled $131.1 million, an increase of $22.4 million from the end of 1999.  Cash provided by operating activities during the nine months ended September 30, 2000 totaled $44.3 million and resulted primarily from net income; an increase in unearned maintenance revenue related to prepaid maintenance contracts; and
additions to net income for depreciation and amortization expense offset by decreases in accounts payable and increases in accounts receivable.  Cash used by investing activities totaled $43.7 million and was a result of capital expenditures of $19.2 million and the acquisition of certain assets and in-process research and development of  $20.0 million.  Cash provided by financing activities totaled $20.1 million and was a result of proceeds received from the exercise of employee stock options and the employee stock purchase plan.

Accounts receivable increased to $74.9 million at September 30, 2000 from $72.7 million at December 31, 1999.  Days sales outstanding
decreased to 69 days as of September 30, 2000 from 70 days as of December 31, 1999.    Current liabilities increased to $90.8 million
at September 30, 2000 from $86.5 million at December 31, 1999.  The increase in current liabilities is primarily a result of increases in unearned maintenance revenue and income taxes payable, offset by decreases in accounts payable.

We have a $20 million commercial line of credit that expires in June 2001.  Borrowings under the arrangement are unsecured and bear interest at one hundred basis points over the London Interbank Offered Rate.  A commitment fee of fifteen basis points is assessed against any undrawn amounts.  As of September 30, 2000, there were no borrowings outstanding against the credit line.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued, SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities".  SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000 and will require us to record all derivatives on the balance sheet at fair value.  For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. We believe the adoption of this standard will not impact our results of operations or equity.

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

(b) No reports on Form 8-K were filed during the third quarter of 2000.

                                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FILENET CORPORATION

November 14, 2000
____________________
Date
                                     By: _______________/s/___________________________________
                                            Sam M. Auriemma, Chief Financial Officer and
                                            Senior Vice President, Finance
                                            (Principal Financial Officer)

                                              INDEX TO EXHIBITS

Exhibit No.   Description
__________    ____________________________________________________________________________________________________

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

10.5*            Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit 10.19 to the Form S-1).

10.6*            Third Amendment to the Lease between the Registrant and C. J. Segerstrom and Sons dated April 30,
                 1987, for additional facilities at the headquarters of the Company, dated October 1, 1992  (filed as exhibit 10.7 to Form 10-K filed on April 4, 1997).

10.7*            Fifth Amendment to the Lease between the Registrant and C. J. Segerstrom and Sons dated April 30,
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

10.9*            Amended and Restated 1995 Stock Option Plan of FileNET (filed as Exhibit 99.1 to Form S-8 filed on
                 October 29, 1999; Registration No. 333-89983).

______________________________________________
ncorporated herein by reference

Exhibit No.    Description
__________     ____________________________________________________________________________________________________

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

10.22*            FileNET Corporation International Employee Stock Purchase Plan.  (filed as Exhibit 99.16 to Form
                  S-8, filed on October 29, 1999; Registration No. 333-89983).

10.23*            Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Form 10Q for the quarter ended September 30,
                  1999).

10.24*            Asset Purchase Agreement between the Registrant and Application Partners, Inc. dated May 18, 2000.(filed as Exhibit 10.24 to Form 10Q for the quarter ended June 30, 2000).

27.1              Financial Data Schedule.

_______________________________________________
* Incorporated herein by reference