Form 10-K
period 2000-12-31
FILENET CORP
filed 2001-03-27
CIK 706015

====================================================================================================================================

                                                               FORM 10-K

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

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
(State or other jurisdiction of incorporation or organization)                          (I.R.S. Employer Identification No.)

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

    Title of each class                                                               Name of each exchange which registered
Common stock,  $0.01 par value                                                                  Nasdaq National Market

Indicate  by  check  mark  whether  the  Registrant  (1) has filed all reports required  to  be  filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was  required to file
such reports) and (2) has been subject to such filing requirements for the past 90 days:      Yes  [ X ]         No  [   ]

Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained  herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements  incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K              [ X ]

Based on the  closing sale price of March 22, 2001,  the  aggregate  market  value of the  30,635,737 shares of voting  stock of the
Registrant held by nonaffiliates of the Registrant on such date was $427,062,174.  For purposes of such calculation,  only executive officers, board members and beneficial owners of more than 10% of our outstanding common stock are deemed to be affiliates.

The number of shares outstanding of the Registrant's common stock was 35,141,212 at March 22, 2001.

                                                  DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the Registrant's definitive proxy statement for the 2001 Annual Meeting.

====================================================================================================================================

                                                          FILENET CORPORATION

                                                    2000 ANNUAL REPORT ON FORM 10-K
                                                 For the Year Ended December 31, 2000

                                                           TABLE OF CONTENTS

                                                                                                                              Page
                                                                PART I

                                                                PART II

                                                               PART III

     Item 10. Directors and Executive Officers of the Registrant...............................................................20
     Item 11. Executive Compensation...........................................................................................20
     Item 12. Security Ownership of Certain Beneficial Owners and Management...................................................20
     Item 13. Certain Relationships and Related Transactions...................................................................20

                                                                PART IV

     Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................................................21
     Signatures................................................................................................................23

                                                                PART I

Item 1.   Business

GENERAL

         FileNET Corporation  develops,  markets,  and services eProcess enabled Web Content Management software solutions and packaged
eBusiness  applications for selected vertical markets.  Our enterprise  software solutions enable  organizations to improve operational efficiency and leverage their content  resources by delivering  efficient,  flexible,  and scalable  eBusiness  process  solutions.  By linking customers,  business partners,  suppliers,  and employees,  our software  solutions help organizations  increase  productivity, customer  satisfaction,  and revenue. We also offer professional  services for the implementation of these software solutions,  as well as 24 X 7 technical support and services to our customers on a global basis.

MARKET AND CUSTOMERS

         We offer a family  of core  technology  software  products  under  the  brand  name  Panagon,  as well as  packaged  eBusiness applications for specific  vertical markets through our Acenza  applications  family.  These products and applications  enable users to automate business  processes and manage  associated  content on an  enterprise-wide  basis. Our customers consist mostly of Global 2000 organizations,  including 70 of the Fortune 100, and are  typically  those  enterprises  that have complex,  mission-critical  business processes  for a variety of  applications  such as mortgage loan  servicing,  customer  relationship  management,  enterprise  resource planning,  insurance claims  processing,  regulatory  compliance,  accounts payable and receivable,  and those who process  significant amounts of electronic  content and  transactions in their day-to-day  operations.  Additionally,  our software  products address ad hoc business processes at the enterprise,  departmental, and workgroup levels to improve overall enterprise productivity and integrate with industry-standard productivity and enterprise applications such as Lotus Notes, Microsoft Office, SAP, Siebel, and Vignette.

         We market our products in more than 90 countries  through a direct sales force and our ValueNET(R) business partner  community consisting of systems integrators,  value-added  resellers,  application  development partners,  and distributors.  More than 350 firms operate  under our  ValueNET  program and combine our  software  products  with  vertical  market-specific,  value-added  services  and applications  to provide  turnkey  solutions for  customers.  Our solutions are  applicable in a wide variety of  industries,  however, historically, insurance, finance, government, manufacturing, telecommunications, and utilities have been our key vertical markets.

         Our global  customer  support  operation  offers  software  maintenance  service for our  products  worldwide.  Our  technical support  programs  offer a wide range of services  including  the right to new versions of FileNET  software,  extended  phone  support coverage,  on-site technical consultants, technical account management program, and software  development kit support. Our professional services  operation  offers business and technical  consulting  services and training to both end-users of our products and to ValueNET partners.  These professional  services are marketed by our direct sales force and by our ValueNET business  partners,  with a focus on enterprise system implementation and the delivery of eBusiness applications.

PRODUCTS

Software

         Our  Panagon  family of  software  combines a tightly  integrated  eProcess  and Content  Management  application  development platform,  easy-to-use  Web browser  interfaces and  Application Programming Interfaces ("APIs"), and  world-class server technology to deliver a high-performing, eProcess enabled Web Content Management  solution.  Our integrated set of products allows an organization to extend business processes beyond the corporate firewall to link these business  processes, the customers and constituents they support,

and the content they interactively create and manage,  all via the Web.  Our Panagon  software  products  are built  around our Panagon
eProcess  Services,  our core product and  development  platform that  integrates  with each of the Panagon  products to build specific
eBusiness applications.

         We currently offer the following software products:

              Panagon eProcess Services is our  next-generation  Web-based,  business  process  management  product.  eProcess Services enables an  organization  to create and manage  high-transaction,  mission-critical  business  processes in a dynamic Web environment.  Our Web-based user interface,  built-in eProcess applets,  Web server components,  and XML architecture are easy to use and provide scalable connectivity with employees, business partners, and customers.

              Panagon Web Services combines  a full-featured,  Web browser-based  thin client,  a comprehensive Web-centric application development  tool kit, and Web server  components,  to support  dynamic and complex  eProcess and Web content  management business  activities.  The  out-of-the-box  application  provides a complete  set of  content  management  functionality, allowing users to check in, check out, search and browse,  share,  revise,  and change properties for content stored in a
              Panagon repository, all from the Web.

              Panagon Content Services  is  an   enterprise  content  repository  for   creating,  accessing,  managing,  securing, and
              dynamically updating  business-critical  electronic  documents and content.  Content Services allows a business to manage enterprise information from collaborative creation, to secure delivery, to revise and re-use.

              Panagon Web Publisher simplifies  and  automates  Web  publishing  operations  for Internet,  extranet,  and intranet Web sites by providing  indexing and automatic  formatting for  Microsoft Word and other native format documents that authors simply drag and drop to the appropriate Panagon repository folder.  It eliminates virtually all HTML coding, dramatically reducing workloads for  Web masters,  information technology staff,  and Web publishers.  Web Publisher can automatically update entire Web sites and on-line, compound documents without manual intervention,  avoiding problems with broken links and virtually eliminating out-of-date Web documents.

              Panagon WorkFlo(R) Services is our high-performance  eProcess  workflow engine.  WorkFlo Services, combined with eProcess
              Services,  enables  customers,  partners,  and internal  users to automate and access  critical  business  processes  and associated  content.  Panagon WorkFlo Services can be used to create applications that reflect the way business processes are performed,  and is a critical enabling technology for the automation of  business-to-business  processes via the Web.
              It allows  organizations  to control and modify work processes to meet the needs of a dynamic business  environment,  and integrates the flow of information between software  applications within a company's business processes.  Panagon WorkFlo
              Services supports multiple client, server and applications development environments, such as Java and COM, and integrates with leading business process reengineering products for reduced implementation time.

              Panagon  Integrated  Document  Management ("IDM")  Desktop  is a  unified   Windows   client  software  application  that
              allows  users  to  view,  manage,  revise, share, and distribute content  across  an  enterprise  for  ad hoc or  mission critical use. IDM Desktop allows users to manage content directly from within the Microsoft Office and Lotus Notes applications.

              Panagon  Image  Services is an  image and  object server that  allows  businesses to manage the  high-speed  acquisition, distribution, and access of transactional content and objects of all types.

              Panagon Report Manager is an online statement and report management system. Report Manager allows organizations access to legacy print data streams within eBusiness applications by storing,  accessing,  mining, and analyzing computer-generated reports, statements and forms.

              Panagon Capture addresses document and content capture  needs.   Available  in  high-volume Capture Professional or small
              department  Capture  Desktop  versions,  Panagon  Capture acquires digital and paper-based content into Image Services or
              Content Services for enterprise-wide use and online access.

              Panagon Document Warehouse(TM) for  SAP software  is a document and  data archiving application certified by SAP, for use with the popular R/3 Enterprise Resource Planning ("ERP") application suite.

eBusiness Applications

         Our Acenza family of eBusiness  applications  extends business processes and associated content across the Web in a variety of vertical industries.  Based on our Panagon core technology,  Acenza eBusiness  applications improve an organization's  competitive edge by  streamlining  the business  processes  associated  with  acquiring and servicing  customers and business  partners  across the Web.
Acenza  applications  automate core front-office and back-office  business processes and systems,  externalize these business processes to the Web, and create and manage associated content using the latest Panagon eProcess and Content Management technology.

         We released the following eBusiness applications in 2000:

              Acenza for  Insurance enables  insurance  organizations   to  improve  operational  efficiency  and  customer  service by delivering  Web-based business process solutions.  Acenza for Insurance provides the following  capabilities:  eliminates or reduces filing costs;  provides  efficient and accurate  self-service  that is customer  friendly;  improves  workers'
              efficiency and utilization of their knowledge to reduce processing time and costs;  improves customer  satisfaction;  and supports the rapid deployment of Web-enabled  claims  operations,  linking  customers,  agents/brokers,  and employees in shared processes and content.

              Acenza Payables  streamlines   the  accounts  payable  process,   allowing  accounting  staff   to  handle  more  purchase
              transactions - quickly, easily, and accurately.  Invoices presented in paper, fax or electronic form are captured,  filed securely, and routed for data entry and approval  automatically.  A Web interface  allows status checking and approval of invoices to be deployed cost-effectively across the enterprise and to business partners.

Hardware

         We also  manufacture  and market an Optical  Storage And Retrieval  ("OSAR")  library  product based on 12-inch,  30 gigabyte, optical disk technology for the storage management of business critical content.

RESEARCH AND DEVELOPMEMT

         Our  research and development  activities  are  primarily  focused  on software product development.  Research and development
expenditures  were   $57.9 million,   $54.3 million  and  $50.1 million  for  the  years  ended  December 31,  2000,  1999,  and  1998, respectively.  We believe that our future success depends upon our ability to continue to enhance our existing software products and to develop new software products that will ensure future product revenue growth and market leadership.  Accordingly, we intend to continue to make substantial investments in research and development activities in eProcess and Web Content Management technologies.

SERVICES, SUPPORT, AND MANUFACTURING

         We operate service and support organizations that provide both pre-sales and post-sales services on a global basis.

         Our customer support  operation  provides  software  maintenance and technical support services to customers and resellers who have  contracted for such services.  We currently  operate  telephone  response  centers in Costa Mesa,  California;  Dublin,  Ireland;
Sydney,  Australia;  and Singapore,  and provide  extensive online technical support as well as on-site customer visits when necessary.
We also provide support on a  fee-per-service  basis for those customers and ValueNET  partners who have not entered into a maintenance contract with us.

         Our  professional  services  group  provides  consulting  services to  customers,  primarily on a time and material  basis and training services.  These services range from the management of large-scale  implementations  of our products to  prepackaged  standard services such as software  installation.  We provide consulting  services through in-house employees and through a network of qualified partners.

         Our manufacturing  facilities in Costa Mesa, California and Dublin, Ireland,  conduct software manufacturing and distribution, localization, integration, test and quality control.

COMPETITION

         The market for our  products is highly  competitive.  We compete  with a large  number of  eProcess,  Web Content  Management,
eBusiness  Applications,  workflow and document  imaging,  and electronic  document  management  companies.  Numerous  smaller software vendors also compete in each  product  area.  We also  experience  competition  from systems  integrators  who  configure  hardware and software into customized systems.

         Database  vendors such as Oracle,  IBM, Sybase,  and Informix,  messaging  vendors and eCommerce  vendors such as Broadvision,
webMethods,  and Art Technology  Group may compete with us in the future.  It is also possible that new  competitors or alliances among competitors  may emerge and rapidly acquire  significant  market share.  We also expect that  competition  will increase as a result of software industry consolidations.

         We believe that the principal  competitive  factors affecting the market for our software products and services include vendor and product reputation;  product quality,  performance and price; the availability of software products on multiple platforms;  product scalability;  product integration with other enterprise  applications;  software functionality and features;  software ease of use; and
the quality of  professional  services,  customer  support  services and  training.  The relative  importance  of each of these factors depends upon the specific customer involved.

         Certain  of  our  competitors  may have  greater  resources,  larger sales and  marketing  teams,  broader  product  lines and more  experience  developing  Internet-based  software  than we do.  Increased  competition  may  result in price  reductions,  reduced gross  margins  and  loss of market share,  any of which  could have a  material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

         As of December 31, 2000, we had 1,754  full-time  employees,  of which 400 were employed in research and  development;  441 in sales,  87 in  marketing,  257 in  education  and  professional  services,  308 in  customer  support;  88 in  operations;  and  173 in administration.  No employees are  represented  by labor unions,  and we have never  experienced  a work  stoppage.  We believe that we enjoy good employee relations.

RISK FACTORS

         This Annual Report on Form 10-K contains  forward-looking  statements within the meaning of the Private Securities  Litigation
Reform Act of 1995,  Section 21E of the  Securities  Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended,  and  is  subject  to the safe  harbors  created  by  those  sections.  These  forward-looking statements  involve  risks  and uncertainties,  including  those  discussed  below and in the notes to our financial  statements  for the year ended December 31, 2000, certain  sections of which are incorporated  herein by reference as set forth in Items 7 and 8 of this report.  The actual results that we achieve  may differ  materially  from any  forward-looking  statements,  which  reflect  management's  opinions  only as of the date hereof.  We undertake no obligation to revise or publicly  release the results of any  revisions to these  forward-looking  statements.
Readers should carefully  review the risk factors  described below and in other documents we file from time to time with the Securities and Exchange  Commission,  including our Quarterly Reports on Form 10-Q to be filed by us in 2001. Our business,  financial  condition, operating  results  and  prospects  can be  impacted  by a number of  factors,  including  but not limited to those set forth below and elsewhere  in this  report,  any one of which  could cause our actual  results to differ  materially  from  recent  results or from our anticipated future results.  Factors that may affect our business, financial condition and results of operations include:

         We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change.   The  market for our  software and
services is characterized by rapid  technological  developments,  evolving  industry  standards,  changes in customer  requirements and frequent new product  introductions  and  enhancements.  Our ability to continue to sell products will be dependent upon our ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner,  new software products incorporating  technological  advances and respond to customer  requirements.  Our future success also depends, in part, on our ability to execute on our strategy of developing Web Content  Management and  business-to-business  solutions.  This strategy may require us to develop  and  maintain  relations  with  technology  partners.  We may not be  successful  in  maintaining  these  relationships  or in developing,  marketing and releasing new products or new versions of our products that respond to technological developments,  evolving industry standards or changing customer  requirements.  We may also experience  difficulties that could delay or prevent the successful development,  introduction and sale of these  enhancements.  In addition,  these  enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant  degree of market acceptance.  If we fail to successfully  maintain or establish relationships with technology  partners or to execute on our integrated  product solution strategy,  or if release dates of any future products or  enhancements  are delayed,  or if these products or  enhancements  fail to achieve market  acceptance  when released,  our business  operating  results and  financial  condition  could be materially  harmed.  In the past,  we have  experienced  delays in the release  dates of  enhancements  and new  releases to our  products and we cannot  assure you that we will not  experience  significant future  delays in product  introduction.  From time to time, we or our  competitors  may announce new software  products,  capabilities or  technologies  that have the  potential to replace or shorten the life cycles of our existing  software  products.  We cannot assure you that  announcements  of  currently  planned or other new  software  products  will not cause  customers  to delay their  purchasing decisions in anticipation  of such software  products,  such delays could have a material  adverse effect on our business and operating results.

         Our Quarterly Operating Results May Fluctuate in Future  Periods.  Prior  growth  rates in our  revenue and operating  results should not necessarily be considered  indicative of future growth or operating  results.  Our operating  results have fluctuated in the past and we anticipate our future  operating  results will continue to fluctuate due to many factors,  some of which are largely beyond our control.  These factors, include, but are not limited to, the following:

         o        the level of software product and price competition;
         o        the length of our sales cycle;
         o        variations in the productivity of our sales force;
         o        seasonality of individual customer buying patterns;
         o        discretionary nature of our customer's budget and purchase cycles and the absence of long-term customer purchase commitments;

         o        the size, complexity and timing of individual transactions;
         o        the delay or deferral of customer orders;
         o        the budget cycles of our customers;
         o        the timing of new software introductions and software enhancements by us and our competitors;
         o        the mix of sales by products, software, services and distribution channels;
         o        the tendency to realize a substantial amount of  revenue in the last weeks, or even days, of each quarter;
         o        acquisitions by competitors;
         o        our ability to develop and market new software products and control costs;
         o        the quality of our customer support;
         o        the level of international sales;
         o        changes in foreign currency exchange rates, impact of the EURO currency; and
         o        general domestic and international economic and political conditions.

         The decision to implement our products is subject to each customer's  resources and budget  availability.  Our quarterly sales generally include a mix of medium sized orders,  along with several large individual  orders,  and as a result, the loss or delay of an individual  large order could have a significant  impact on our quarterly  operating  results and revenue.  Our operating  expenses are based on projected  revenue trends and are generally  fixed.  Therefore,  any shortfall from projected  revenue will cause  significant fluctuations  in operating  results from  quarter to quarter.  As a result of these  factors,  revenues and  operating  results for any quarter are subject to  fluctuations  and are not  predictable  with any  significant  degree of accuracy.  Therefore,  we believe that period-to-period  comparisons of our results of operations  should not be relied upon as indications of future  performance.  Moreover, such  factors  could  cause our  operating  results in a given  quarter to be below the  expectations  of public  market  analysts  and investors.  In either case, the price of our common stock could decline materially.

         The Market in Which We Operate is Highly Competitive. The  markets we serve are  highly competitive and  we expect competition to intensify.  Our future financial  performance will depend primarily on the continued growth of the market for our software  products and  services as well as the  purchase of our  products by  customers  in these  markets.  If the markets we serve fail to grow or grow more slowly than we currently  anticipate,  our business,  financial  condition and operating  results would be harmed.  This intensely competitive  market is highly  fragmented and rapidly  changing and there are certain  competitors of ours with  substantially  greater sales,  marketing,  development and financial  resources.  Our present or future  competitors may be able to develop software  products comparable  or superior to those  offered by us, offer lower priced  products or adapt more quickly than we do to new  technologies  or evolving  customer  requirements.  In order  to be  successful  in the  future,  we must  respond  to  technological  change,  customer requirements and  competitors'  current  software  products and  innovations.  We cannot assure you that we will be able to continue to compete  effectively  in our target  markets  or that  future  competition  will not have a material  adverse  effect on our  business, financial  condition or results of  operations.  In addition,  current and  potential  competitors  have  established  or may establish cooperative  relationships  among  themselves or with third  parties to increase the ability of their  products to address the needs of the markets we serve.  Accordingly,  it is possible that new competitors or alliances among  competitors may emerge and rapidly acquire significant  market share.  Increased  competition may result in price reductions,  reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

         Protection of  Our Intellectual Property and Other Proprietary Rights is Limited and There is  Risk of  Third-Party  Claims of
Infringement.  Our success depends, in  part,  on our  ability to protect  our  proprietary  rights  to  the  technologies  used in our principal  products.  We rely on a combination of copyrights,  trademarks,  trade secrets,  confidentiality  procedures and contractual provisions to protect our proprietary  rights in our software  products.  We cannot assure you that our existing or future  copyrights, trademarks,  trade  secrets or other  intellectual  property  rights  will have  sufficient  scope or  strength  to provide  meaningful protection or a commercial  advantage to us. We currently have no software  patents.  In addition,  the laws of some foreign  countries do not  protect  our  proprietary  rights to the same  extent  as do the laws of the  United  States.  Our  inability  to  protect  our intellectual property may have a material adverse effect on our business, financial condition or results of operations.

         We may,  from time to time, be notified that we are  infringing  certain  patent or  intellectual  property  rights of others.
While there are no material  actions,  other than those  discussed in this report,  currently  pending  against us for  infringement of patent or other  proprietary  rights of third  parties,  we cannot  assure that third  parties will not initiate  infringement  actions against us in the future.  Combinations of technology  acquired through past or future  acquisitions and our technology will create new software  products and technology  that also may give rise to claims of  infringement.  Infringement  actions can result in substantial costs and diversion of resources,  regardless of the merits of the actions.  If we were found to infringe upon the rights of others, we cannot assure that we could redesign the infringing  products or could obtain licenses on acceptable  terms,  if at all.  Additionally, significant  damages for past infringement  could be assessed or future litigation  relative to any such licenses or usage could occur.
An adverse  disposition  of any claims or the  advent of  litigation  arising  out of any claims of  infringement,  may have a material adverse effect on our business, financial condition or results of operations.

         We Depend on Certain Strategic Relationships.  In  order to  expand the distribution  of our  products and broaden our product offerings,  we have established  strategic  relationships with a number of indirect channel partners and other consultants that provide marketing  and sales  opportunities  for us. We have entered  into key formal and  informal  agreements  with other  companies  such as
Hewlett-Packard Company, IBM Global Services, Microsoft Corporation,  SAP AG, Siebel Systems, Inc, Sun Microsystems, Inc., and Vignette
Corporation.  Certain of these  agreements do not have minimum  purchase  requirements  and/or are cancelable at will. We cannot assure you that these  companies  will not reduce or  discontinue  their  relationships  with, or support of,  FileNET and our  products.  Our failure to maintain  these  relationships,  or to  establish  new  relationships  in the  future,  could harm our  business,  financial condition and results of operations.

         We currently  license certain  software from third parties,  including  software that is integrated with internally  developed software  and used in our products to perform key  functions.  In the past,  we have had  difficulty  renewing  certain  licenses.  The failure to continue to maintain these licenses would prohibit us from selling  certain  products.  We cannot assure you that such third parties will remain in business,  that they will  continue to support  their  software  products or that their  software  products will continue to be available to us on acceptable  terms.  The loss or inability to maintain any of these software  licenses could result in shipment  delays  or  reductions  in  software  shipments  until  equivalent  software  can be  developed,  identified,  licensed,  and integrated.  This could adversely affect our business,  financial condition or results of operations.

         We Must Retain and Attract Key Executives and  Personnel.  Our  success  depends to a  significant  degree upon  the continued
contributions  of our key management,  as well as other  marketing,  technical and operational  personnel.  The loss of the services of one or more key employees  could have a material  adverse  effect on our  operating  results.  We also believe our future  success will depend in large part upon our ability to attract  and retain  additional  highly  skilled  management,  technical,  marketing,  product development,  operational personnel and consultants.  Competition for such personnel,  particularly  software developers,  professional service consultants and other technical personnel,  is intense,  and pay scales in the software industry have significantly  increased.
We cannot assure you that in the future we will be successful in attracting and retaining such personnel.

         We are Subject to Many Risks Internationally.  Historically,  we have  derived approximately  30% of our  total  revenues from international  sales through our worldwide network of subsidiaries and channel partners.  International  business is subject to certain risks including, but not limited to, the following:

         o        tariffs and trade barriers;
         o        varying technical standards;
         o        political and economic instability;
         o        reduced protection for intellectual property rights in certain countries;
         o        difficulties in staffing and maintaining foreign operations;
         o        difficulties in managing foreign distributors;
         o        varying requirements for localized products;
         o        potentially adverse tax consequences;
         o        currency restrictions and currency exchange fluctuations including those related to the EURO;
         o        adoption of the EURO and uncertainties surrounding the EURO conversion;
         o        the burden of complying with a wide variety of complex foreign laws, regulations and treaties; and
         o        the possibility of difficulties in collecting accounts receivable, longer payment cycles.

         Any of these factors could have a material  adverse  effect on our business,  financial  condition or results of operations in the future.

         Our Business Will Suffer if Our Software Contains Errors.  Software and  products as  complex as those we sell are susceptible to errors or failures,  especially when first  introduced or when new versions are released.  Our software  products are often intended for use in applications that are critical to a customer's  business.  As a result, our customers may rely on the effective  performance of our software to a greater extent than the market for software  products  generally.  Despite internal testing and testing by current and potential customers, new products or enhancements may contain  undetected  errors or performance  problems that are discovered only after a product has been  installed and used by customers.  Errors or performance  problems could cause delays in product  introduction and  shipments or could  require  design  modifications,  either of which could lead to a loss in or delay in revenue.  These  problems could cause a diversion of development  resources,  harm our reputation or result in increased  service or warranty  costs,  or require the payment of monetary damages,  any of which could harm our business,  operating results and financial  condition.  While our license agreements with customers  typically  contain  provisions  designed to limit our exposure to potential  product liability claims, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions.

         Our Stock Price Has Been and May Continue to Be Volatile.  The  trading price  of our  common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

         o        variations in quarterly operating results;
         o        fluctuations in our order levels;
         o        changes in earnings estimates by analysts;
         o        announcements of technological innovations or new products or product enhancements by us or our competitors;
         o        key management changes;
         o        changes in joint marketing and development programs;
         o        developments relating to patents or other intellectual property rights or disputes;
         o        developments in our relationships with our customers, resellers and suppliers;
         o        our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;
         o        general conditions in the software and computer industries;

         o        fluctuations in stock market price and volume, which are particularly common among highly volatile securities of Internet and software companies; and
         o        other general economic conditions.

         In recent years, the stock market in general,  has experienced  extreme price and volume  fluctuations  that have affected the market price for many  companies  in  industries  similar to ours.  Some of these  fluctuations  have been  unrelated to the  operating performance of the affected companies.  These market fluctuations may decrease the market price of our common stock in the future.

         Acquisitions of  Companies or Technologies May Result in  Disruptions to Our Business and  Diversion of Management  Attention.
In the past, we have made  acquisitions  and as part of our business  strategy,  we frequently  evaluate  strategic  opportunities.  We anticipate that our future growth may depend in part on our ability to identify and acquire complementary  businesses,  technologies or product lines.  Acquisitions  involve significant risks and could divert management's  attention from the day-to-day  operations of our ongoing business.  Additionally, such acquisitions may include numerous other risks, including, but not limited to the following:

         o        difficulties in the integration of the operations, products and personnel of the acquired companies;
         o        the incurrence of debt and amortization expenses related to goodwill and other intangible assets or any other unforseen adverse accounting treatment;
         o        liabilities and risks that are not known or identifiable at the time of the acquisition;
         o        the potential loss of current customers and/or retention of the acquired company's customers; and
         o        the potential loss of key personnel of the acquired company.

         If we  fail  to  successfully  manage  future  acquisitions  or  fully  integrate  future  acquired  businesses,  products  or technologies with our existing  operations,  we may not receive the intended benefits of the acquisition and such acquisitions may harm our business and financial results.

Item 2.           Properties

         We currently lease 352,000 square feet of office,  development and  manufacturing  space in Costa Mesa,  California and 92,000 square feet of office and  development  space in Kirkland,  Washington.  We also lease sales and support offices in 30 locations in the
United States, 22 in Europe, 2 in Australia,  4 in Canada,  and 3 in Asia. We believe that the Costa Mesa and Kirkland  facilities will be adequate for our anticipated needs through 2001.

Item 3.           Legal Proceedings

         In October 1994, Wang  Laboratories, Inc.  ("Wang") filed a complaint in the United States  District Court for the District of
Massachusetts  alleging  that we are  infringing  five patents  held by Wang (the "FileNET  Case").  On June 23, 1995, Wang amended its complaint to include an additional  related  patent.  On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark
Software Inc.,  formerly a wholly owned  subsidiary  that was merged with us, is infringing  three of the same patents  asserted in the initial complaint (the  "Watermark  Case").  On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed.

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
In July 1998,  the  Magistrate  Judge  assigned to the case heard oral  arguments on our motion for summary  judgment that U.S.  Patent
4,918,588  is  not  infringed  and  is  invalid.  The Magistrate  Judge has not yet decided  these  motions.  We believe that after the
Magistrate Judge has ruled on these motions,  oral arguments will be heard for the remaining motions in the sequence in which they were filed.  A trial date has not been set.

         If it should be  determined  that the patents at issue in the  litigation  are valid and are infringed by any of our products, including  Watermark  products,  we will,  depending on the product,  redesign the  infringing  products or seek to obtain a license to market the products.  We cannot assure you that we will be able to  successfully  redesign the infringing  products or obtain a license on acceptable  terms.  Based on our analysis of these patents and their respective file histories,  we believe that we have meritorious defenses to these  claims;  however,  the ultimate  outcome or any  resulting  potential  loss cannot be determined at this time. As of
December 31, 2000, the Company accrued a $2.5 million liability for potential settlement costs and other expenses.

         Subsequent to December 31, 1998, the former  shareholders  of Saros  Corporation  filed a demand for mandatory  arbitration to release  approximately  375,700  shares of our stock  which were held in escrow  pursuant  to the  Agreement  and Plan of Merger  dated
January 17, 1996 among  FileNET  Corporation,  FileNET  Acquisition  Corporation  and Saros  Corporation  and for  damages.  We and the
Shareholders'  Agent had agreed to  mediate  the  matter,  but the Saros  Shareholders'  Agent  cancelled  the  mediation  prior to the scheduled  date and renewed  their demand for  mandatory  arbitration.  The  arbitration,  scheduled  for March 5, 2001 is currently in progress.  We believe that we have  meritorious  reasons for not releasing the shares and other  defenses to the claims;  however,  the ultimate or any resulting potential loss cannot be presently determined.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                                                PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder Matters

         Our common stock is traded on the Nasdaq  National  Market under the symbol  "FILE".  The  following  are the high and low sale prices from January 1, 1998 through December 31, 2000, as reported by Nasdaq:

                                            High           Low
Year Ended December 31, 2000
   4th Quarter                           $ 35.63       $ 15.69
   3rd Quarter                             21.31         15.00
   2nd Quarter                             31.06         15.25
   1st Quarter                             46.81         21.19
Year ended December 31, 1999
   4th Quarter                           $ 26.38       $ 10.00
   3rd Quarter                             13.69          7.75
   2nd Quarter                             12.00          6.00
   1st Quarter                             13.38          6.50
Year ended December 31, 1998
   4th Quarter                           $ 14.00         $3.69
   3rd  Quarter                            32.88         13.50
   2nd Quarter                             30.13         21.88
   1st Quarter                             24.50         13.75

         The closing price of our common stock at December 31, 2000 was $27.25.  The  approximate  number of  stockholders of record on
March 22, 2001, was 556. The closing price of our common stock on that date was $13.94.

          We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.  Our ability to pay dividends is limited by the terms of our line of credit agreement.

Item 6.           Selected Financial Data

         The following table summarizes certain selected financial data:

(Dollars in thousands, except per share amounts)                          Fiscal Years Ended December 31,
                                                         2000             1999              1998             1997              1996
Consolidated statements of operations data:
Revenue:
     Software                                        $ 204,823        $ 183,253         $ 171,153        $ 132,723         $ 140,659
     Service                                           172,772          147,449           115,501           89,280            82,118
     Hardware                                           21,019           16,418            23,579           29,422            46,136
                                                     ----------       ----------        ----------       ----------        ----------
            Total revenue                              398,614          347,120           310,233          251,425           268,913

Costs and expenses:
     Cost of software revenue                           15,544           16,984            16,814           13,416            15,389
     Cost of service revenue                           100,456           85,686            69,586           54,003            51,068
     Cost of hardware revenue                           12,430            8,805            13,181           20,330            29,633
                                                     ----------       ----------        ----------       ----------        ----------
            Total cost of revenue                      128,430          111,475            99,581           87,749            96,090

     Gross profit                                      270,184          235,645           210,652          163,676           172,823
                                                     ----------       ----------        ----------       ----------        ----------
Operating expenses:
     Research and development                           57,914           54,307            50,132           40,927            37,577
     Selling, general and administrative               163,165          157,708           161,013          127,622           120,261
     Amortization of intangibles                         1,776               -                 -                -                 -
     Merger, restructuring,
       in-process research and
       development, and other costs                      2,984               -              2,000            6,000            16,011
                                                     ----------       ----------        ----------       ----------        ----------
         Total operating expenses                      225,839          212,015           213,145          174,549           173,849

                                                     ----------       ----------        ----------       ----------        ----------
Operating income (loss)                                 44,345           23,630            (2,493)         (10,873)           (1,026)

     Other income, net                                   5,406            3,409             3,840            3,160             2,838
                                                     ----------       ----------        ----------       ----------        ----------

Income (loss) before income taxes                       49,751           27,039             1,347           (7,713)            1,812

     Provision (benefit) for income taxes               11,204            7,362               391           (2,187)            4,456

                                                     ----------       ----------        ----------       ------------      ----------
Net income (loss)                                    $  38,547        $  19,677         $     956        $  (5,526)        $  (2,644)
                                                     ==========       ==========        ==========       ============      ==========

Earnings (loss) per share:
       Basic                                         $    1.13        $    0.61         $    0.03        $   (0.18)        $   (0.09)
       Diluted                                       $    1.05        $    0.59         $    0.03        $   (0.18)        $   (0.09)

Weighted average shares outstanding:
        Basic                                           34,155           32,125            31,083           30,310            30,014
        Diluted                                         36,765           33,360            33,367           30,310            30,014

Consolidated balance sheet data:
Working capital                                      $ 155,483        $ 101,777         $  67,972        $  79,091         $  85,475
Total assets                                           323,570          240,892           206,822          179,440           192,274
Stockholders' equity                                   224,957          150,458           130,320          118,811           132,806

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

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of income data as a percentage of total revenue for the periods indicated:

                                                                                 December 31,
                                                                   2000               1999                  1998
     (As a percentage of total revenue)

     Revenue:
        Software                                                   51.4%              52.8%                 55.2%
        Customer support                                           26.4               25.5                  22.2
        Professional services and education                        15.7               15.2                  12.1
        Hardware                                                    5.3                4.7                   7.6
        Other                                                       1.2                1.8                   2.9
                                                               ----------          ---------              --------
     Total Revenue                                                100.0              100.0                 100.0

     Cost of revenue:
        Software                                                    3.9                4.9                   5.4
        Customer support                                           10.5               10.9                  10.6
        Professional services and education                        13.7               12.2                   9.5
        Hardware                                                    3.1                2.5                   4.3
        Other                                                       1.0                1.6                   2.3
                                                               ----------          ---------              --------
           Total cost of revenue                                   32.2               32.1                  32.1

     Gross Profit                                                  67.8               67.9                  67.9

     Operating expenses
     Research and development                                      14.5               15.7                  16.2
     Selling, general and administrative                           41.0               45.4                  51.9
     Amortization of intangibles, restructuring,
        in-process research and development, and
        other costs                                                 1.2                  -                   0.6
                                                               ----------          ---------              --------
           Total operating expenses                                56.7               61.1                  68.7

     Operating income (loss)                                       11.1                6.8                 (0.8)
     Other income, net                                              1.4                1.0                   1.2
                                                               ----------          ---------              --------

     Net income before tax                                         12.5%               7.8%                  0.4%

         Revenue

         Total  revenue  increased  to $398.6 million in 2000 from $347.1 million in 1999 and from $310.2 million in 1998, representing increases of $51.5 million, or 15%, from 1999 to 2000 and $36.9 million, or 12%, from 1998 to 1999. This increase was largely due to an increase in our customer base,  broader software functionality and new product introductions, and an increased emphasis on professional services.

         Software revenue  consists of revenue from the licensing of our software  products to customers.  Software  revenue  increased to $204.8  million in 2000 from $183.3  million in 1999 and from $171.2 million in 1998,  representing  increases of $21.5 million,  or
12%,  from 1999 to 2000 and $12.1  million,  or 7%, from 1998 to 1999.  These  increases  were  primarily  attributable  to large scale deployments of our software  products,  as well as growth in the number of our customers.  These expanded  deployments were largely the result of Web-enabled architecture introduced in 1998.

         Customer  support revenue consists of revenue from software  maintenance  contracts and "fee for service"  revenues.  Customer support revenue increased to $105.4 million in 2000 from $88.6 million in 1999 and from $69.0 million in 1998,  representing  increases of $16.8  million,  or 19%, from 1999 to 2000,  and $19.6,  or 28%, from 1998 to 1999.  This increase in customer  support  revenue was primarily  due to the growth in our customer base as a result of new customer  sales and sales of additional  products to our installed base.

         Professional  services and education revenue is generated  primarily from consulting and  implementation  services provided to end users of our software  products,  technical  consulting  services  provided to our  resellers and training  services.  Professional services  are  generally  performed on a time and material  basis.  Professional  services  and  education  revenue  increased to $62.5 million in 2000 from $52.5  million in 1999 and from $37.4  million in 1998,  representing  increases of $10.0  million,  or 19%,  from
1999 to 2000,  and $15.1  million,  or 40%,  from 1998 to 1999.  This  increase  was  primarily  attributable  to an increase in custom development  projects,  and to a lesser extent, an increase in sales of prepackaged  service  offerings,  which include both consulting and training.  We plan to continue to focus on expanding  our  professional  services  capabilities  to support our  solutions-oriented strategy.

         Hardware  revenue is generated  primarily  from the sale of 12-inch  OSARs,  spare parts,  supplies and third party  products.
Hardware revenue increased to $21.0  million in 2000 from $16.4  million in 1999 and decreased from $23.6 million in 1998, representing
an increase of $4.6 million,  or 28%,  from 1999 to 2000  and a decrease of $7.2, or 31%, from 1998 to 1999.   The increase in 2000 was
primarily due to increased demand for 30 gigabyte drives.  We believe the 31% decrease in 1999 was partly attributable to reluctance of customers to deploy new hardware products as a result of Y2K  uncertainty.  We anticipate hardware revenue will decline as a percentage of total revenue in 2001.

         As a service to our customers,  other revenue is generated  primarily  from the sale of spare parts,  supplies and third party products.  Other  revenue  decreased  to $4.9  million  in 2000 from $6.3  million  in 1999 and  decreased  from $9.0  million in 1998, representing  a decrease of $1.4 million,  or 22%, from 1999 to 2000 and a decrease of $2.7  million,  or 30%, from 1998 to 1999.  This decrease  in other  revenue was  primarily  due to a decrease  in demand for spare  parts and the  elimination  of sales of third party products.  We anticipate other revenue will continue to be a small percentage of total revenue in 2001.

         International  revenues  accounted for 28% of total revenue or $110.1  million in 2000,  28% or $98.1 million in 1999, and 32%
or $97.8 million in 1998. A significant  portion of  international  sales are  denominated  in the local  currency of the country where sold. The  strengthening  of the U.S. dollar against foreign  currencies  negatively  impacted revenue reported in U.S. dollars in 2000 and to a lesser  extent in 1999.  Additionally,  the lower  percentage  in 1999 as compared to 1998 was  attributable  to a weakness in order levels in the European  market as a result of customers and  prospective  customers  concerns  over Y2K. We expect  international revenue to continue to represent a significant percentage of total revenue.

         Cost of Revenue

         Total  cost  of  revenue  increased  to  $128.4  million  in  2000 from $111.5 million in 1999 and from $99.6 million in 1998, representing increases of $16.9 million,  or 15%, from  1999 to 2000 and $11.9 million,  or 12%,  from 1998 to 1999.  This increase was largely due to increases in cost in our service segments offset in part by decreases in software cost.

         Cost of software  revenue  includes  royalties paid to third parties,  media costs, and the cost to manufacture and distribute software.  The cost of software  revenue  decreased to $15.5 million in 2000 from $17.0 million in 1999 and from $16.8 million in 1998, representing  8%, 9% and 10% of  software  revenue,  respectively.  The  decrease as a  percentage  of  software  revenue is  primarily attributable  to distribution  costs which remained  constant while revenue  increased,  as well as a reduction in royalty costs due to the unbundling and discontinuation of certain third party products.

         Cost of customer  support  revenue  includes  customer  support  personnel,  supplies,  and the cost of  third-party  hardware maintenance.  The cost of  customer  support  revenue  increased  to $41.9  million in 2000 from  $38.0  million in 1999 and from $32.8 million in 1998.  However,  cost as a percentage of customer  support revenue  decreased to 40% in 2000 compared to 43% in 1999 and 48%
in 1998.  The decrease in 2000 and 1999 was primarily  attributable  to process  improvement  that allowed  growth in the customer base without a  proportional  increase in support  personnel  and cost.  The decrease in 1998 was due to the higher  proportion  of fees for service revenue, as opposed to contract maintenance  revenue and  the transition of high cost hardware maintenance services to a third-
party contractor.

         Cost of  professional  services  and  education  revenue  consists  primarily of  professional  services  personnel,  training personnel, and third-party contractors.  The cost of  professional  services and education  revenue  increased to $54.6 million in 2000 from $42.1  million in 1999 and from $29.7  million in 1998,  representing  87%, 80% and 79% of  professional  services  and  education revenue,  respectively.  These  increases  were  primarily  due to increases in  personnel,  whose  compensation  expense was not fully absorbed by  increases  in revenue  because new  professional  services  personnel  require  intensive  training  before they are fully productive.

         Cost of hardware  revenue  includes  the cost of  assembling  our OSAR  library  products,  the cost of  hardware  integration personnel,  warranty  costs as well as the  distribution  costs of these  products.  The cost of hardware  revenue  increased  to $12.4 million in 2000 from $8.8  million  in 1999 and  decreased  from  $13.2  million in 1998,  representing  59%,  54% and 56% of  hardware revenue,  respectively.  The  increased  cost of  hardware  revenue  as a percent of  hardware  revenue  in 2000 was  primarily  due to increased warranty cost as compared to the prior two years.

         Cost of other revenue includes the cost of supplies,  spare parts and third-party products as well as the  distribution  costs of these products. The cost of other revenue decreased to $4.0 million in 2000 from $5.6 million in 1999 and from $7.1 million in 1998, representing  82%, 89% and 79% of other revenue,  respectively.  The fluctuation in cost of other revenue as a percent of other revenue is primarily due to a variety of small factors including vendor price variability.

Operating Expenses

         Research and Development.  Research  and  development  expense  consists  primarily  of  personnel  costs  to support  product development.  Research and  development  expense  increased to $57.9  million in 2000 from $54.3 million in 1999 and from $50.1 million in 1998,  representing 15%, 16% and 16% of total revenue,  respectively.  These increases were primarily due to market driven increases in salaries and  recruiting  costs as a result of the intense  competitive  environment  for software  engineers and an increase in the rates of contract developers.

         We expect that  competition for qualified  technical  personnel will remain intense for the foreseeable  future and may result in higher levels of  compensation  expense for us. We believe that research and  development  expenditures,  including  compensation of technical  personnel,  are  essential to  maintaining  our  competitive  position  and expect  these costs to continue to  constitute a significant percentage of total revenue.

         Selling, General and Administrative.  Selling,  general  and administrative  expense  increased to $163.2 million in 2000 from
$157.7 million in 1999 and from $161.0 million in 1998. Selling,  general and administrative  expense, as a percentage of total revenue was 41% in 2000,  45% in 1999 and 52% in 1998.  The  decrease  as a percent  of total  revenue  is  primarily  due to cost  containment measures and expense  control,  along with higher  revenue.  The increase in absolute  dollars is  primarily  due to  performance-based incentives, recruitment costs for new sales personnel and higher depreciation costs.

         Purchased  In-Process  Research  and   Development.   Based   upon   an  independent  third-party   appraisal,   we  allocated
approximately $3.0 million to in-process research and development which was an element of the  purchase  price of Application Partners,
Incorporated ("API"). The in-process research and development  expenses related to new product projects that were under  development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility  and for which no future  alternative  use  was  identified.  The valuation  of the in-process  research  and development  projects was based upon the discounted expected future net cash flows of the products over their expected life,  reflecting the estimated  percent of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated to be 88% complete at the date of the acquisition.  The cost to
complete  the project was estimated  at  approximately   $300,000  to  occur  over  a  three-month  period.  We incurred  approximately
$356,000 of research and development expenses related to the project which was 100% complete as of September 30, 2000.

         Amortization of Goodwill and Other Intangibles. In conjunction  with  our acquisition of API  in May 2000,  the purchase price amount  allocated to goodwill was $14.6  million,  which is being  amortized over five years.  The purchase  price amount  allocated to assembled workforce was $386.000, which is being amortized over three years.  Amortization expense in 2000 was $1.8 million.

         Restructuring and Other Costs.  The  $2.0  million  in  restructuring  and  other  costs  in  1998  represents  the costs of a reduction in headcount  associated with the  restructuring  of our sales and marketing  operations,  as well as costs of  consolidating facilities.  The  restructuring  and other costs include approximately $1.1 million for severance payments for 54  employees,  $700,000 for facility closing costs  and  $200,000 of  other  charges.  Estimated  costs  approximated  actual  costs  incurred.  At December 31,
2000, there were no remaining accrued restructuring and other costs included in other accrued liabilities as all amounts have been paid.

         Other Income, Net.    Other  income,   net   consists  primarily   of   interest   income    earned  on  our  cash   and  cash
equivalents,  short and long-term  investments,  and other items including foreign exchange gains and losses, the gain on sale of fixed assets,  other items of income, and interest expense.  Other income,  net of other expenses,  was $5.4 million in 2000, $3.4 million in
1999 and $3.8 million in 1998. The increase in 2000 was primarily  attributable  to increases in interest  income  directly  related to higher cash balances,  a foreign  exchange gain for the year,  which was partially  offset by increases in other expense  related to an accrual of $2.5 million for a pending legal settlement.  The decrease in 1999 was primarily  attributable to increased foreign exchange losses and increased  interest  expense  associated with our foreign  currency hedge activities which was partially offset by increases in interest income.

         Provision for Income Taxes. The  provision for  income taxes was $11.2 million in 2000,  compared to  $7.4 million in 1999 and
$391,000  in  1998.  The  effective  tax  rate  was 23%,  27%  and  29% for  the  years  ended   December  31,  2000,  1999  and  1998,
respectively.  The reduced tax rate in 2000 was primarily due to earnings generated in low tax foreign jurisdictions,  partially offset by the generation of domestic taxable income before stock option deductions and utilization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, cash and cash  equivalents,  and investments  were $139.5 million,  an increase of $30.8 million from the $108.7 million at December 31, 1999.

         Cash  provided by operating  activities in 2000 was $55.3 million and resulted  primarily  from an increase in net income,  an increase in unearned  maintenance  revenue  related to prepaid  maintenance  contracts,  additions to net income for  depreciation  and amortization  expense and income tax benefit from stock options offset by an increase in accounts  receivable,  an increase in deferred tax, and an increase in prepaid  expenses.  Cash used by investing activities in 2000 totaled $48.3  million,  consisting  primarily of capital expenditures,  cash paid for acquisitions,  and the net sale and maturity of marketable securities.  Cash provided by financing activities in 2000 was $24.9  million,  consisting  primarily of proceeds from the exercise of employee  stock options and the issuance of common stock under the employee and non-employee director stock purchase plan.

         Cash  provided by operating  activities in 1999 was $38.5 million and resulted  primarily  from an increase in net income,  an increase in unearned  maintenance  revenue  related to prepaid  maintenance  contracts,  additions to net income for  depreciation  and amortization  expense  offset by an  increase in  accounts  receivable, and a decrease  in  accounts  payable.  Cash used by  investing activities totaled $25.4 million, consisting primarily of capital expenditures,  proceeds from the sales of equipment, and the net sale and maturity of  marketable  securities.  Cash  provided by financing  activities  in 1999 was $5.1  million,  consisting  primarily of proceeds from the exercise of employee stock  options,  and the issuance of common stock under the employee and  non-employee  director stock purchase plan.

         Cash provided by operating  activities  in 1998 was $33.3  million and was comprised  primarily of additions to net income for depreciation and amortization  expense and increases in accounts  payable,  accrued  compensation,  and unearned  maintenance  revenue.
Cash used by  investing  activities  in 1998 totaled  $23.7  million,  consisting  of capital  expenditures  offset by the net sale and maturity of  marketable  securities.  Cash provided by financing  activities in 1998 was $9.1 million,  consisting of proceeds from the exercise of employee  stock  options,  and the issuance of common stock under the employee and  non-employee  director  stock  purchase plan, offset in part by the cost to repurchase common stock.

         Our capital  expenditures  were $28.2 million in 2000,  $22.4 million in 1999, and $32.5 million in 1998. Our primary  capital expenditures  during these years were for research and development  equipment,  demonstration and training  equipment,  enhancements to our  internal  network and  business  systems,  leasehold  improvements  on leased  property,  and  furniture.  The increase in capital expenditures in 1998 over the levels in 1999 and 2000 was primarily due to large internal  information  technology  infrastructure  and systems  projects,  as well as expenditures  incurred to improve and furnish our new office in Kirkland,  Washington.  During the first quarter of 1998, we repurchased $4.4 million of our common stock.

         We anticipate that our present cash balances,  together with  internally generated  funds and credit lines, will be sufficient to meet our working capital and capital expenditures throughout 2001, which are anticipated to be approximately $37.0 million.

OTHER MATTERS

         European Monetary  Union. On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing  sovereign  currencies and the EURO.  These  countries have agreed to adopt the EURO as their common legal currency from that date.  These countries will issue sovereign debt  exclusively in EURO and will  re-denominate outstanding  sovereign debt.  Effective on this date,  these  countries  no  longer  control  their  own monetary  policies by directing independent  interest rates for the legacy  currencies.  Instead, the authority to direct monetary policy, including money supply and official interest rates for the EURO, is exercised by the new European Central Bank.

         The legacy  currencies  will remain legal tender in these  countries as a denomination of the EURO between January 1, 1999 and
January 1, 2002.  During this transition period, public and private parties may pay for goods and services using either the EURO or the country's legacy currency on a "no compulsion, no  prohibition" basis.  However,  conversion  rates no longer will be computed directly from one legacy currency to another. Instead, a "triangulation"  process will be applied whereby an amount  denominated  in one  legacy currency  first  will  be  converted  into an  amount  denominated  in  EURO,  and  the  resultant EURO-denominated amount is converted into the second legacy currency.

         We have made the necessary interim changes to our internal business systems to support  transactions  denominated in the EURO, including  establishing  EURO price  lists for  affected  countries.  In 2001 we will  complete  the system  changes  required to fully implement EURO  reporting  requirements.  We have evaluated the impact the conversion to the EURO will have on our financial  condition and results of operations.  Based on this  evaluation to date, we currently do not believe that there will be a material  impact on our financial condition or results of operations as a result of the EURO conversion.

         Recent  Accounting  Pronouncements.  In  December  1999,  Staff  Accounting  Bulletin  ("SAB")  No. 101 was issued  to provide staff's  views in applying  generally  accepted  accounting  principles  to revenue  recognition  in financial  statements.  SAB 101 is effective no later than the fourth fiscal  quarter of fiscal years  beginning  after  December 15, 1999. We adopted this  statement and evaluated  the  impact of  this  bulletin on  our consolidated financial statements and believe it did not and will not have a material impact on our results of operations or equity.

         In June 1998, the  Financial Accounting Standards Board  ("FASB") issued Statement of  Financial Accounting Standards ("SFAS")
No. 133,  "Accounting for Derivative  Instruments and  Hedging  Activities." SFAS No. 133 as  amended,  is  effective for fiscal  years beginning  after  June 15,  2000.  SFAS  133,  as  amended,  establishes accounting and reporting standards for derivative  instruments including certain derivative instruments embedded in other contracts that were not formerly considered derivatives and now may meet the definition of a derivative.  Additionally,  this standard will require us to record all  derivatives on the balance sheet at fair value.
For  derivatives  that  are  hedges,  changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets,  liabilities,  or firm  commitments.  We have adopted this standard  effective  January 1, 2001 and have  evaluated  the impact of  adopting  this  statement on  the  consolidated  financials  statements  and  believe it will not be material to the results of our operations, financial position, or cash flows.

         In March 2000,  the FASB issued Interpretation  No. 44 of  Accounting Principles Board Opinion No. 25, "Accounting for Certain
Transactions Involving Stock Compensation," which, among other things, addressed accounting consequences of a modification that reduces the exercise price of a fixed stock option award  (otherwise  known as repricing).  If the exercise price of a fixed stock option award is reduced,  the award must be accounted  for as variable  price stock plan from the date of the modification  to the date the award is
exercised,  is forfeited,  or expires  unexercised.   The  exercise price of an  option award has been reduced if the fair value of the consideration  required  to  be  paid  by  the grantee  upon  exercise  is  less  than  or  potentially less than the fair value of the
consideration  that was required to be paid pursuant to the award's  original terms.   The  requirements about  modifications  to fixed
stock option awards that directly or  indirectly  reduce the  exercise  price of an award apply to modifications  made  after  December
15,  1998,  and  will  be  applied  prospectively  as  of  July 1, 2000.   The  adoption  of  this  interpretation  did  not impact our consolidated financial statements.

Item 7a.          Quantitative and Qualitative Disclosures about Market Risk

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

         Foreign  Currency Risk. We have entered into  forward foreign exchange  contracts primarily  to hedge amounts due from and the net assets of selected  subsidiaries  denominated in foreign  currencies  (mainly in Europe and Asia Pacific)  against  fluctuations in exchange  rates.  We have not entered into forward  foreign  exchange  contracts for  speculative or trading  purposes.  Our accounting policies  for these  contracts  are based on our  designation  of the  contracts  as  hedging  transactions.  The  criteria  we use for designating  a contract as a hedge  include the  contract's  effectiveness  in risk  reduction  and  one-to-one  matching of derivative instruments  to underlying  transactions.  Gains and losses on foreign  exchange  contracts are recognized in income in the same period as gains and losses on the  underlying  transactions.  If an  underlying  hedged  transaction  is  terminated  earlier  than  initially anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract would be recognized in income in the same period.  In  addition,  since we enter into forward  contracts  only as a hedge,  any change in currency  rates would not result in any material net gain or loss, as any gain or loss on the underlying  foreign currency  denominated  balance would be offset by the gain or loss on the forward  contract.  Our forward contracts  generally have an original  maturity of three months.  The total notional values of forward  contracts  purchased and forward  contracts  sold in 2000 were $25.4  million and $16.4  million,  respectively.  We do not expect gains or losses on these contracts to have a material  impact on financial  results (see Note 14 to the  Consolidated  Financial
Statements).

         Management  believes that inflation has not had a significant impact on the price of our products,  the cost of our materials, or our operating results for each of the three years ended December 31, 2000.

Item 8.           Financial Statements and Supplementary Data

         The  consolidated  financial  statements  for the years ended  December 31,  2000,  1999 and 1998 are  incorporated  herein by reference and submitted as a separate section of this Form 10-K.  (See Item 14).

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                                               PART III

Item 10.          Directors and Executive Officers of the Registrant

         We hereby  incorporate by reference the  information  appearing under the caption  "Election of Directors,"  under the caption
"Executive  Officers  of  the  Company,"  and  under  the  caption  "Section 16(a)  Beneficial  Ownership Reporting  Compliance" of the
Registrant's definitive Proxy Statement for our 2001 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 11.          Executive Compensation

         We hereby  incorporate  by reference  the  information  appearing  under the caption  "Executive  Compensation"  and under the caption  "Election of Directors"  of the  Registrant's  definitive  Proxy  Statement  for our 2001 Annual  Meeting to be filed with the
Securities and Exchange Commission.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         We hereby  incorporate by reference the  information  appearing  under the caption  "Voting  Securities and Principal  Holders
Thereof" of the  Registrant's  definitive  Proxy  Statement for our 2001 Annual  Meeting to be filed with the  Securities  and Exchange
Commission.

Item 13. Certain Relationships and Related Transactions

         None

                                                                PART IV

Item 14.          Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)      Independent Auditors' Report, Financial Statements and Financial Statement Schedule

                                                                                                                   Page
         Independent Auditors' Report..............................................................................F-3
         Consolidated Balance Sheets at December 31, 2000 and December 31, 1999....................................F-4
         Consolidated Statements of Income for each of the years ended
                  December 31, 2000, 1999 and 1998.................................................................F-5
         Consolidated Statements of Comprehensive Income for each of the years ended December 31, 2000, 1999 and 1998...........................................................F-6
         Consolidated Statements of Stockholders' Equity for each of the years ended
                  December 31, 2000, 1999 and 1998.................................................................F-7
         Consolidated Statements of Cash Flows for each of the years ended

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

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

10.21*                    Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.2 to Form S-8, filed on August 8, 2000; Registration No. 333-43254).

10.22*                    FileNET Corporation International Employee Stock Purchase Plan  (filed as Exhibit 99.3 to Form
                          S-8, filed on August 8, 2000; Registration No. 333-43254).

10.23*                    Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Form 10Q for the quarter ended September 30,
                          1999).

21.1                      List of subsidiaries of Registrant (filed as FileNET Corporation Subsidiary Information).

23.1                      Independent Auditors' consent (see page 24).

* Incorporated herein by reference

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                   FILENET CORPORATION

Date: March 27, 2001                                                      By:        /s/    Lee D. Roberts
                                                                                            Lee D. Roberts
                                                                                            Chief Executive Officer and
                                                                                            Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2001                                                      By:        /s/    Lee D. Roberts
                                                                                            Lee D. Roberts
                                                                                            Chief Executive Officer and
                                                                                            Chairman of the Board

Date: March 27, 2001                                                      By:        /s/    Sam M. Auriemma
                                                                                            Sam M Auriemma,
                                                                                            Chief Financial Officer and
                                                                                            Senior Vice President, Finance
                                                                                            (Principal Financial and
                                                                                            Accounting Officer)

Date:  March 27, 2001                                                     By:        /s/    Theodore J. Smith
                                                                                            Theodore J. Smith
                                                                                            Director

Date: March 27, 2001                                                      By:        /s/    L. George Klaus
                                                                                            L. George Klaus
                                                                                            Director

Date: March 27, 2001                                                      By:        /s/    William P. Lyons
                                                                                            William P. Lyons
                                                                                            Director

Date: March 27, 2001                                                      By:        /s/    John C. Savage
                                                                                            John C. Savage
                                                                                            Director

Date: March 27, 2001                                                      By:        /s/    Roger S. Siboni
                                                                                            Roger S. Siboni
                                                                                            Director

Exhibit 23.1

Independent Auditors' Consent

We consent to the  incorporation  by reference in Registration  Statements  No. 33-90454,  33-96076,  33-80899,  333-02194,  333-09075,
333-34031,  333-66997,  333-89983,  333-43254 and 333-43254 of FileNET  Corporation on Form S-8 of our reports dated January 23,  2001, appearing in this Annual Report on Form 10-K of FileNET Corporation for the fiscal year ended December 31, 2000.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
March 27, 2001

                                                          FILENET CORPORATION

                                                   CONSOLIDATED FINANCIAL STATEMENTS

                                         For the Years Ended December 31, 2000, 1999 and 1998

                                                                 with

                                                     Independent Auditors' Report

                                                          FILENET CORPORATION

                                                   CONSOLIDATED FINANCIAL STATEMENTS

                                         For the Years Ended December 31, 2000, 1999 and 1998

                                                               Contents

         Independent Auditors' Report..............................................................................F-3
         Audited Consolidated Financial Statements:

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
FileNET Corporation:

We have  audited  the  accompanying  consolidated  balance  sheets of FileNET  Corporation  and its  subsidiaries  (the  Company) as of
December 31,  2000 and 1999, and the related consolidated  statements of income,  comprehensive  income,  stockholders' equity and cash flows for each of the three years in the period ended  December 31,  2000.  These financial  statements are the  responsibility  of the
Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  such consolidated  financial  statements present fairly, in all material  respects,  the financial position of FileNET
Corporation and its  subsidiaries as of December 31,  2000 and 1999, and the results of their  operations and their cash flows for each of the three years in the period ended  December 31,  2000, in conformity with accounting  principles  generally accepted in the United
States of America.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
January 23, 2001

                                                      CONSOLIDATED BALANCE SHEETS

                                                           (Dollars in thousands, except share and  per share amounts)
     December 31,                                                                             2000                1999

      ASSETS
      Current assets:
        Cash and cash equivalents                                                 $        101,497   $          71,528
        Short-term investments                                                              36,960              31,581
        Accounts receivable, net of allowances for doubtful accounts and sales allowances of $5,518 and $4,542 at December 31,
          2000 and 1999, respectively                                                       90,166              72,736
        Inventories, net                                                                     3,393               3,399
        Prepaid expenses and other current assets                                            9,682               8,080
        Deferred income taxes                                                                5,660                 938
                                                                                 ------------------  ------------------
        Total current assets                                                               247,358             188,262

      Property, net                                                                         49,757              40,593
      Long-term investments                                                                    999               5,542
      Intangible assets, net of accumulated amortization of  $1,811 at
        December 31, 2000                                                                   13,457                   -
      Deferred income taxes                                                                 10,278               4,752
      Other assets                                                                           1,721               1,743
                                                                                 ------------------  ------------------
          Total assets                                                            $        323,570    $        240,892
                                                                                 ==================  ==================

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable                                                         $          16,638    $         16,642
        Accrued compensation and benefits                                                   26,245              24,079
        Unearned maintenance revenue                                                        20,892              16,286
        Income tax payable                                                                   9,679               7,808
        Other accrued liabilities                                                           18,421              21,670
                                                                                 ------------------  ------------------
        Total current liabilities                                                           91,875              86,485

      Unearned maintenance revenue                                                           6,738               3,949

      Commitments and contingencies (Notes 2, 8 and 13)

      Stockholders' equity:
        Preferred stock, $.10 par value; 7,000,000 shares
          Authorized; none issued and outstanding
        Common stock, $.01 par value; 100,000,000 shares authorized;
          35,940,876 shares issued and 34,842,876 shares outstanding at
          December 31, 2000; and 33,578,642 shares issued and
          32,480,642 shares outstanding at December 31, 1999                               189,057             149,779
        Retained earnings                                                                   61,528              22,981
        Accumulated other comprehensive loss                                               (11,061)             (7,735)
                                                                                 ------------------  ------------------
                                                                                           239,524             165,025
        Treasury stock, at cost; 1,098,000 shares at
          December 31, 2000 and 1999                                                       (14,567)            (14,567)
                                                                                 ------------------  ------------------
        Total stockholders' equity                                                         224,957             150,458
                                                                                 ------------------  ------------------

          Total liabilities and stockholders' equity                              $        323,570   $         240,892
                                                                                 ==================  ==================

       See accompanying Notes to Consolidated Financial Statements

                                                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            (Dollars in thousands, except per share amounts)
      Year Ended December 31,                                                       2000              1999              1998

      Revenue:
        Software                                                           $     204,823      $    183,253      $    171,153
        Service                                                                  172,772           147,449           115,501
        Hardware                                                                  21,019            16,418            23,579
                                                                           --------------------------------------------------
        Total revenue                                                            398,614           347,120           310,233
                                                                           --------------------------------------------------

      Costs:
        Cost of software revenue                                                  15,544            16,984            16,814
        Cost of service revenue                                                  100,456            85,686            69,586
        Cost of hardware revenue                                                  12,430             8,805            13,181
                                                                           --------------------------------------------------
         Total cost of revenues                                                  128,430           111,475            99,581
                                                                           --------------------------------------------------

      Gross profit                                                               270,184           235,645           210,652
                                                                           --------------------------------------------------

      Operating expenses:
        Research and development                                                  57,914            54,307            50,132
        Selling, general and administrative                                      163,165           157,708           161,013
        Amortization of goodwill and other intangibles                             1,776                 -                 -
        Restructuring, and in-process research and development                     2,984                 -             2,000
                                                                           --------------------------------------------------
        Total operating expenses                                                 225,839           212,015           213,145
                                                                           --------------------------------------------------

      Operating income (loss)                                                     44,345            23,630            (2,493)

      Other income, net                                                            5,406             3,409             3,840
                                                                           --------------------------------------------------

      Income before income taxes                                                  49,751            27,039             1,347

      Provision for income taxes                                                  11,204             7,362               391
                                                                           --------------------------------------------------

      Net income                                                           $      38,547      $     19,677      $        956
                                                                           ==================================================

      Earnings per share:
        Basic                                                              $        1.13      $       0.61      $       0.03
        Diluted                                                            $        1.05      $       0.59      $       0.03

      Weighted average shares outstanding
       Basic                                                                      34,155            32,125            31,083
       Diluted                                                                    36,765            33,360            33,367

      See accompanying Notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                 (Dollars in thousands)
Year Ended December 31,                                        2000             1999              1998

 Net income                                            $     38,547       $   19,677    $          956
                                                     --------------------------------------------------

 Other comprehensive income (loss):
     Foreign currency translation
         Adjustments, net of tax                             (3,385)          (4,970)            1,455
     Unrealized holding gains (losses) on
         available-for-sale securities, net of                   59             (106)               32
         tax                                         --------------------------------------------------
     Other comprehensive income (loss)                       (3,326)          (5,076)            1,487
                                                     --------------------------------------------------

 Comprehensive income                                  $     35,221       $   14,601     $       2,443
                                                     --------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                                                                                               Other
                                                       Common Stock         Retained   Comprehensive        Treasury Stock
(In thousands)                                      Shares       Amount     Earnings      Operations      Shares      Amount       Total

 Balances at January 1, 1998                        31,122   $  130,741    $   2,348    $    (4,146)       (820) $  (10,132)  $  118,811
 Stock options exercised                             1,642       12,078                                                           12,078
 Common stock issued under the
    Employee Qualified Stock Purchase Plan             161        1,423                                                            1,423
 Repurchase of treasury shares, at cost                                                                    (278)     (4,435)      (4,435)
 Foreign currency translation adjustment                                                      1,455                                1,455
 Net income                                                                      956                                                 956
 Other                                                                                           32                                   32
                                              ------------------------- ------------ --------------- -----------------------  -----------
 Balances at December 31, 1998                      32,925   $  144,242    $   3,304    $    (2,659)     (1,098) $  (14,567)  $  130,320
 Stock options exercised                               315        2,466                                                            2,466
 Stock option income tax benefit                                    477                                                              477
 Common stock issued under the
    Employee Qualified Stock Purchase Plan             339        2,594                                                            2,594
 Foreign currency translation adjustment                                                     (4,970)                              (4,970)
 Net income                                                                   19,677                                              19,677
 Other                                                                                         (106)                                (106)
                                              ------------------------- ------------ --------------- ----------------------- ------------
 Balances at December 31, 1999                      33,579   $  149,779  $    22,981    $    (7,735)     (1,098) $  (14,567)  $  150,458
 Stock options exercised                             2,081       19,981                                                           19,981
 Stock option income tax benefit                                 14,408                                                           14,408
 Common stock issued under the
    Employee Qualified Stock Purchase Plan             281        4,889                                                            4,889
 Foreign currency translation adjustment                                                     (3,385)                              (3,385)
 Net income                                                                   38,547                                              38,547
 Other                                                                                           59                                   59
                                              ------------------------- ------------ --------------- ----------------------- ------------
 Balances at December 31, 2000                      35,941   $  189,057  $    61,528    $   (11,061)     (1,098) $  (14,567)  $  224,957
                                              ===========================================================================================

 See accompanying Notes to Consolidated Financial Statements

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
Year Ended December 31,                                                              2000             1999            1998

Cash flows from operating activities:
Net income                                                                  $      38,547     $    19,677      $       956
Adjustments to reconcile net income to net cash
   provided by operating activities:
Purchased in-process research and development                                       2,984              -                -
Depreciation and amortization                                                      19,827          17,316           15,360
Provision for doubtful accounts                                                     1,389             612            1,041
Deferred income taxes                                                             (10,248)           (247)             566
Stock option income tax benefit                                                    14,408             477               -
Changes in operating assets and liabilities net of effects of business acquisition:
Accounts receivable                                                               (21,000)        (14,979)            (573)
Inventories                                                                             6            (980)           1,121
Prepaid expenses and other current assets                                          (4,897)            603             (609)
Accounts payable                                                                      155          (4,102)           5,905
Accrued compensation and benefits                                                   2,582           2,486            4,820
Unearned maintenance revenue                                                        7,530           9,046            2,408
Income tax payable                                                                  2,040           4,051            2,323
Other                                                                               1,962           4,514              (60)
                                                                           -------------------------------------------------
Net cash provided by operating activities                                          55,285          38,474           33,258
                                                                           -------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                              (28,155)        (22,432)         (32,474)
Proceeds from sale of property                                                        427           8,028              478
Cash paid for acquisitions, net of cash acquired                                  (20,000)             -                -
Purchases of marketable securities                                                (40,442)        (51,669)         (34,536)
Proceeds from sales and maturities of marketable securities                        39,901          40,670           42,843
                                                                           -------------------------------------------------
Net cash used in investing activities                                             (48,269)        (25,403)         (23,689)
                                                                           -------------------------------------------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                             24,870           5,060           13,501
Common stock repurchased                                                                -               -           (4,435)
                                                                           -------------------------------------------------
Net cash provided by financing activities                                          24,870           5,060            9,066
                                                                           -------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                       (1,917)         (2,423)            (159)
                                                                           -------------------------------------------------

Net increase in cash and cash equivalents                                          29,969          15,708           18,476
Cash and cash equivalents, beginning of year                                       71,528          55,820           37,344
                                                                           -------------------------------------------------
Cash and cash equivalents, end of year                                      $     101,497     $    71,528      $    55,820
                                                                           =================================================

Supplemental cash flow information:
Interest paid                                                               $          69     $       221      $        25
Income taxes paid (refunded)                                                $       6,996     $       671      $    (2,119)
                                                                           -------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Summary of Significant Accounting Policies

         Nature of Operations.  FileNET Corporation  ("the Company")  develops, markets, implements  and services an open,  integrated,
Web and  client/server-based  family of eProcess  and Content  Management  software  products  designed for  managing  information  and enhancing enterprise productivity.  Additionally, the Company manufactures and sells a line of 12-inch, 30 gigabyte Optical Storage and
Retrieval Libraries ("OSARs").  The Company  markets its  products to a broad range of  industries  in more than 90 countries through a global  sales,  service  and support organization, including its ValueNET business partner program of resellers, system integrators and application developers.

         Basis of Presentation.  The  accompanying consolidated financial statements  have been prepared in  accordance with accounting principles  generally  accepted in the United States.  The consolidated  financial  statements  include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

         Cash Equivalents.  Investments  purchased  with  an  original  maturity  of three  months  or less are  considered  to be cash equivalents.

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

         Other Financial Instruments.  The Company  enters into  forward foreign exchange  contracts  as a hedge against the effects of fluctuating  currency  exchange rates on monetary assets and liabilities  denominated in currencies other than the functional  currency of the  relevant  entity.  The Company is exposed to market risk on the forward  foreign  exchange  contracts as a result of changes in foreign exchange rates;  however, the market risk should be offset by changes in the valuation of the underlying  exposures.  Gains and losses on these  contracts,  which equal the difference  between the forward  contract rate and the prevailing  market spot rate at the time of valuation,  are  recognized in the  consolidated  statements of operations.  The  counterparties  to these  contracts are major financial  institutions.  The Company uses commercial rating agencies to evaluate the credit quality of the counterparties and does not anticipate  nonperformance by any  counterparties.  The Company does not anticipate a material loss resulting from credit risks related to any of these institutions (Note 14).

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
133,  "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative  instruments including certain derivative instruments embedded in other contracts that were not formerly considered  derivatives and  may now meet the definition of a derivative.  Additionally, this standard  will require  the Company  to record all derivatives on the balance sheet at fair value.  For derivatives that are hedges, changes in the fair value of derivatives  will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments.  The Company has adopted this standard effective  January 1, 2001 and  has  evaluated  the  impact of adopting this statement on the consolidated  financial  statements  and  believes  it  will  not  be material to results of operations, financial position, or cash flows of the Company .

         Fair Value of  Financial  Instruments.  The  recorded  amounts of financial  assets and  liabilities  at December 31, 2000 and
1999,  approximate  fair value due to the relatively  short period of time between  origination of the  instruments  and their expected realization.

         Inventories.  Inventories  are stated at the  lower of first-in, first-out, cost or market  (Note 7).  The  Company  regularly monitors inventories for excess or obsolete items and makes any necessary adjustments at each balance sheet date.

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
121,  "Accounting  for the Impairment of Long-Lived  Assets and for Long-Lived  Assets to Be Disposed Of." In accordance  with SFAS No.
121,  long-lived assets to be held are reviewed for events or changes in circumstances  that indicate that their carrying value may not be recoverable.  Based on the Company's most recent analysis, the Company believes there is no impairment at December 31, 2000.

         Research and  Development.  The Company  expenses research and development costs  as incurred.  No amounts are  required to be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software  to be Sold, Leased, or Otherwise  Marketed,"
as of December 31, 2000  and  1999 because  software is  substantially  completed concurrently with the establishment of  technological feasibility.

         Goodwill and Assembled Workforce.  Goodwill  arising from  acquisitions is  amortized on a straight-line basis over five years and assembled  workforce is amortized on a straight-line  basis over three years (Note 2). The Company  evaluates the carrying value of goodwill and assembled  workforce for impairment of value based on undiscounted  future cash flows.  Based on the Company's most recent analysis, the Company believes there is no impairment at December 31, 2000.

         Revenue Recognition.  Revenues  from  sales of  software  licenses, which  generally  do not  contain  multiple  elements, are recognized  upon shipment of the related  product if the  requirements  of Statement of Position ("SOP") 97-2, as amended,  are met. If the  requirements  of  SOP 97-2,  including  evidence  of  an  arrangement,  delivery,  fixed  or  determinable  fee, collectibility or vendor-specific evidence  about the value of an element are  not met at the date of shipment,  revenue  recognition  is deferred  until such elements are known or resolved.  The Company  recognizes other revenue  at the time of  product delivery and accrues any remaining costs,  including  insignificant  vendor obligations.  Revenue from  post-contract customer  support  is  recognized  ratably  over the term of the contract.  Revenue from professional services is recognized as such services are delivered and accepted by the customer.

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

         Earnings Per Share  Basic earnings  per share is  computed using the  weighted  average  number of common  shares  outstanding during the reporting  period.  Diluted  earnings per share is computed using the weighted  average number of common shares  outstanding and the dilutive effect of potential common shares outstanding (Note 4).

         Supplier  Concentrations  Certain  components for  the Company's proprietary  12-inch OSARs  are available  only from a single source.  Any inability to obtain  components in the amounts needed on a timely basis could result in delays in product  shipments which could have an  adverse effect  on the Company's  operating results. The Company has qualified and is selling 5 1/4-inch optical storage and retrieval devices  from an alternative source  which could be utilized by the Company's customers in the event of any interruptions in the delivery of components for the Company's own OSAR product.

         Stock-Based  Compensation  The Company  accounts for  stock-based  awards  to  employees  using the  intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (Note 10).

         Recent  Accounting  Pronouncements  In  December  1999,  Staff  Accounting  Bulletin  ("SAB") No. 101  was  issued  to provide staff's  views in applying  generally  accepted  accounting  principles  to revenue  recognition  in financial  statements.  SAB 101 is effective no later than the fourth  fiscal  quarter of fiscal years  beginning  after  December 15, 1999.  The Company has adopted this statement  and  evaluated  the impact on the  consolidated  financial  statements  and believes it did not and will not have a material impact on its results of operations or equity.

         In June 1998  the FASB issued SFAS No. 133,  "Accounting for Derivative  Instruments  and  Hedging  Activities".  SFAS No. 133
as  amended,  is  effective  for  fiscal  years  beginning  after  June 15,  2000.  SFAS 133,  as amended,  establishes  accounting and reporting  standards  for  derivative  instruments  including  certain derivative instruments embedded in other contracts that were not formerly  considered  derivatives  and  now  may  meet  the definition of a derivative.  Additionally,  this standard  will require the
Company to record all  derivatives  on the balance  sheet at fair value.  For  derivatives  that are hedges, changes  in the fair value of  derivatives  will be offset by the change in fair  value of the  hedged assets, liabilities,  or firm commitments.  The Company has adopted this standard  effective January 1, 2001 and has evaluated the impact of adopting this statement on the consolidated financials statements and believes it will not be material to results of operations, financial position, or cash flows of the Company .

         In March 2000,  the  FASB issued  Interpretation No. 44 of Accounting Principles Board Opinion No. 25,  Accounting for Certain
Transactions  Involving  Stock  Compensation,  which, among  other things,  addressed  accounting  consequences of a modification  that reduces the  exercise price of a  fixed stock option award  (otherwise known as repricing).  If the  exercise  price  of a  fixed stock option award is reduced,  the award must be accounted  for as variable  price stock plan from the  date of the modification to the date the  award is exercised,  is forfeited,  or expires  unexercised.  The  exercise price of an  option award has been reduced if the fair value of the consideration required to be paid by the grantee upon exercise is less than or potentially less than the fair value of the consideration  that was required to be paid  pursuant to the award's  original terms.  The  requirements about  modifications  to fixed stock option awards that directly or  indirectly  reduce the  exercise  price of an award apply to modifications  made  after  December
15,  1998,  and  will  be  applied  prospectively  as  of  July  1,  2000.   The  adoption  of  this interpretation  did not impact the
Company's consolidated financial statements.

         Stock Split On May 15, 1998,  the  Board of  Directors  declared a  two-for-one  stock split  of the  Company's  common stock, effected in the form of a 100% stock  dividend  paid on June 12, 1998 to  shareholders  of record as of May 29,  1998.  All  agreements concerning  stock options and other  commitments  payable in shares of its common stock  provide for the issuance of additional  shares due to the  declaration  of the stock split.  All  references  throughout  this annual report  relating to number of shares,  per share amounts, stock option data, and market price of common stock have been restated for the stock split.

         Reclassifications  Certain reclassifications have been made  to  prior-years'  balances   to  conform  to  the  current year's
presentation.

Note 2            Acquisitions

         On May 18, 2000, the Company acquired certain assets from  Application  Partners, Incorporated ("API") for $20.0 million.  The acquisition was accounted for as an asset purchase and the purchase price was allocated as follows (in thousands):

                          Assembled workforce                                $       386
                          Goodwill                                                14,552
                          In-process research and development                      2,984
                          Prepaid expense                                          2,000
                          Fixed assets                                                78
                                                                            --------------
                            Total purchase price                             $    20,000
                                                                            ==============

                  The amount  allocated to assembled  workforce is being  amortized over an estimated  useful life of three years.  The amount  allocated to goodwill is being  amortized  over an estimated  useful life of five years.  Additionally,  retention  payments of
$2.0 million were recorded as a prepaid asset and will be expensed in 2001 based upon defined future employment requirements.

         Based upon an independent third party appraisal,  the Company allocated  approximately $3.0 million to in-process research and development  which was an element of the purchase  price.  The  in-process  research and  development  expenses  related to new product projects that were under  development at the date of the  acquisition  and were expected to eventually lead to new products but had not yet established  feasibility  and for which no future  alternative  use was  identified.  The valuation of the in-process  research and development  projects  was based upon the  discounted  expected  future  net cash  flows of the  products  over  their  expected  life, reflecting  the estimated  percent of  completion  of the projects and an estimate of the costs to complete the  projects.  New product development  projects  underway  at  API  at  the  time  of  the acquisition included Sequis, an eService application which the Company estimated to be 88% complete at the date of the acquisition.  The cost to complete the project was estimated at approximately  $300,000 to occur over a three-month  period.  The Company incurred  approximately  $356,000 of research and development expenses related to the project which was 100% complete as of September 30, 2000.

Note 3            Restructuring and Other Costs

         The $2.0 million in  restructuring  and other costs in 1998  represents the costs of a reduction in headcount  associated with the  restructuring of the Company's sales and marketing  operations,  as well as costs of consolidating  facilities.  The restructuring and  other  costs  include  approximately  $1.1 million  for severance  payments for 54 employees,  $700,000 for facility closing costs and  $200,000  of  other charges.  Estimated  costs approximated  actual costs  incurred.  At December 31, 2000 there were no remaining accrued restructuring and other costs included in other accrued liabilities as all amounts have been paid.

Note 4            Earnings Per Share

         The following  table is a  reconciliation  of the earnings and share  amounts used in the  calculation  of basic  earnings per share and diluted earnings per share.
                                      (Dollars in thousands, except per share amounts)
                                                           Net                  Per Share
                                                        Income       Shares        Amount
Year ended December 31, 1998:
   Basic earnings per share                         $      956       31,083     $    0.03
   Effect of dilutive stock options                                   2,284
                                                   ---------------------------------------
   Diluted earnings per share                       $      956       33,367     $    0.03
                                                   =======================================

Year ended December 31, 1999:
   Basic earnings per share                         $   19,677       32,125     $    0.61
   Effect of dilutive stock options                                   1,235
                                                   ---------------------------------------
   Diluted earnings per share                       $   19,677       33,360     $    0.59
                                                   =======================================

Year ended December 31, 2000:
   Basic earnings per share                         $   38,547       34,155     $     1.13
   Effect of dilutive stock options                                   2,610
                                                   ----------------------------------------
   Diluted earnings per share                       $   38,547       36,765     $     1.05
                                                   ========================================

         Options to purchase  654,000,  1,417,000  and 351,000  shares of common  stock in 2000,  1999,  and 1998,  respectively,  were outstanding  during the year but were not included in the  computation  of diluted  income per share as their  effect was  antidilutive
(Note 10).

Note 5            Other Comprehensive Operations

         Accumulated  other  comprehensive  operations  for each of the three years in the period ended December 31, 2000, is comprised of the following:
                                                                                            (Dollars in thousands)
                                                                       Foreign                         Accumulated
                                                                      Currency        Unrealized             Other
                                                                   Translation           Holding     Comprehensive
                                                                    Adjustment    Gains (Losses)        Operations

Balance, January 1, 1998                                            $  (4,123)       $     (23)        $    (4,146)
   Current Period Changes
     (Net of tax of $970 and $21, respectively)                         1,455               32               1,487
                                                                    -----------------------------------------------

Balance, December 31, 1998                                             (2,668)               9              (2,659)
   Current Period Changes
     (Net of tax of $3,313 and $71, respectively)                      (4,970)            (106)             (5,076)
                                                                   ------------------------------------------------

Balance, December 31, 1999                                             (7,638)             (97)             (7,735)
   Current Period Changes
       (Net of tax of $2,257 and $39, respectively)                    (3,385)              59              (3,326)

                                                                   ------------------------------------------------

Balance, December 31, 2000                                            (11,023)             (38)            (11,061)
                                                                   ================================================

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

                                                             (Dollars in thousands)
Investment securities available for sale:                   2000               1999
  Cost                                             $      37,937     $       37,282
  Gross unrealized gains                                      30                 -
  Gross unrealized losses                                     (8)              (159)
                                                ------------------------------------
  Estimated fair value                             $      37,959     $       37,123
                                                ====================================

         There were no realized  gains or losses for the year ended  December 31, 2000 and 1999.  Unrealized  holding  gains and losses on investments,  net of tax, are included in accumulated other  comprehensive  operations in stockholders'  equity at December 31, 2000 and 1999, and were $(38,000) and $(97,000), respectively.

         The contractual  maturities of investments at December 31, 2000 and 1999, are shown below.  Actual  maturities may differ from contractual  maturities  because the issuer of the securities may have the right to repurchase such securities.  The Company classifies short-term investments in current assets as all such investments are available for current operations.

                                                                            (Dollars in thousands)
                                                 2000                            1999
                                                      Estimated                       Estimated
                                            Cost     Fair Value              Cost    Fair Value
Debt Securities:
  Due in one year or less:
     Short-term munis-taxable        $     1,000    $     1,000       $        -     $       -
     Commercial paper                      6,670          6,662               499           499
     Corporate                            26,780         26,798            28,200        28,097
     Governments/Agencies                  2,500          2,500             2,991         2,985
Due in one to three years:
     Corporate                               987            999             5,592         5,542
                                    -----------------------------    ----------------------------
 Total                               $    37,937    $    37,959       $    37,282    $   37,123
                                    =============================    ============================

Note 7            Inventories

         Inventories, net of reserves, consisted of the following at December 31:

                                           (Dollars in thousands)
                                          2000           1999

Raw materials                     $      1,989   $      1,895
Work-in-process                          1,065          1,067
Finished goods                             339            437
                                 -------------------------------
Total                             $      3,393   $      3,399
                                 ===============================

Note 8            Property and Leases

         Property consisted of the following at December 31:
                                                                          (Dollars in thousands)
                                                                          2000             1999

Machinery, equipment and software                               $      117,880   $      101,712
Furniture and fixtures                                                  13,689           12,812
Leasehold improvements                                                  21,596           14,998
                                                               ---------------------------------
                                                                       153,165          129,522
Less accumulated depreciation and amortization                        (103,408)         (88,929)
                                                               ---------------------------------
Property, net                                                    $      49,757   $       40,593
                                                               =================================

         The Company leases its corporate offices, sales offices,  development and manufacturing facilities,  and other equipment under noncancelable  operating  leases,  some of which have renewal options and generally provide for escalation of the annual rental amount.
Amounts related to deferred rent are recorded in accrued liabilities on the balance sheet.

         Expenses  related to operating  leases were $18.3 million,  $15.4 million,  and $11.3 million for the years ended December 31,
2000, 1999 and 1998,  respectively.  The following table  summarizes  future minimum lease payments  required under operating leases at
December 31:

                                                         (Dollars in thousands)
                                        2001                     $      16,593
                                        2002                            11,766
                                        2003                            10,468
                                        2004                             8,757
                                        2005                             7,869
                                        Thereafter                       9,121
                                                                 --------------
                                        Total                    $      64,574
                                                                 ==============

         The  Company  continues  to  invest  in  technology  equipment  and  software  for  information  systems   infrastructure  and
telecommunications.  These  investments have been funded through  operating  leases,  capital leases, and cash purchases.  In 2000, the
Company entered into sale leaseback  commitments for previously  purchased  technology  equipment and software with a net book value of
$0.4 million.  These leases are  classified  as capital  leases.  In 1999,  the Company  entered into sale  leaseback  commitments  for previously  purchased  technology  equipment  and  software  with a net book value of $7.3  million.  These  leases are  classified  as operating leases and the gain of $437,000 is being recognized over the leaseback periods.

Note 9            Borrowing Arrangements

         The Company has a two year, $20 million  multi-currency  revolving line of credit that expires in June 2001.  Borrowings under the  arrangement are unsecured and bear interest at one hundred basis points over the London  Interbank  Offered Rate. A commitment fee of  twenty basis points is assessed against any undrawn amounts.

         The Company is restricted from paying dividends  during the term of the arrangement  and, under the  arrangement,  must comply with certain covenants,  including quarterly and annual profitability  covenants.  The Company was in compliance with such covenants as of December 31, 2000.  There were no borrowings outstanding at December 31, 2000 and 1999.

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

         Treasury Stock  In 1997,  the Board of Directors  authorized, subject to  certain business and market conditions, the purchase of up to $10  million of the  Company's  outstanding  common  stock.  During the year ended  December  31,  1997,  the number of shares purchased  under this  authorization  was 420,000  shares at an aggregate  cost of $5.6 million.  During the first quarter of 1998, the
Company  repurchased  278,000 shares of its common stock at an aggregate cost of $4.4 million,  thereby completing the stock repurchase program.

         Employee Stock Purchase Plans  In May 1998,  FileNET adopted  the  1998 Employee  Stock  Purchase Plan  and  the International
Employee  Stock  Purchase  Plan  (the "Purchase Plans").  A  total of 300,000 shares were authorized to be added to the remaining share reserve under the  predecessor  1988  Employee  Qualified  Stock  Purchase Plan  so that the total share reserve for the Purchase Plans would be no more than 400,000 shares.  In May 1999,  shareholders  approved  adding  an  additional  300,000 shares  to the reserve. In addition, in May 2000, shareholders approved an additional 340,000 shares to the reserve. Under the terms of the Purchase Plans, common stock may be offered  in successive  six-month offering  periods to eligible employees of the Company at 85% of the market price of the common  stock  at  the  beginning  or end  of the offering  period,  whichever is lower.  The Purchase  Plans cover  substantially  all employees  of the Company.  Eligible  employees  may  elect  to  have  a  portion  of their  salary  withheld for the purpose of making purchases under the Purchase Plans. Each  participant is limited in any plan year to the acquisition of that number of shares that have an aggregate  fair market value  of not more  than $25,000.  There are no charges  or credits to income in connection with the Purchase
Plans. At December 31, 2000,  $1,045,000 had been withheld from  employees'  salaries  pursuant  to the  Purchase Plans for the current offering  period,  which expires  on April 30, 2001.  At December 31, 2000, approximately 412,386 shares  remained available for future issuance.

         Stock Option Plans  In April 1986,  the Company  adopted  the  1986 Stock Option Plan  (the "1986 Plan").  Under  the  amended terms of the 1986 Plan, options to purchase 6,500,000 shares of the Company's common stock were  reserved  for  issuance to  employees, officers and directors.  Options to purchase  137,980 common shares were  exercisable  under the 1986 Plan at December 31, 2000. In May
1995,  the 1986 Plan was terminated and the remaining  reserve of 140,098  shares was  transferred  into the 1995 Stock Option Plan. No common  shares  remain  available  for future  grants under the 1986 Plan.  Options  granted  were either  incentive  stock  options or nonqualified stock options.  Options granted become exercisable in 20% annual installments  beginning one year after the date of grant, as  determined by the Board of Directors,  and expire no later than ten years plus one day from the date of grant.  The exercise  price of the incentive stock options and nonqualified options were not to be less than 100% and 85%,  respectively,  of the fair market value of the Company's common stock at the date of grant.

     In May 1995,  the  Company  adopted  the  1995  Stock  Option  Plan  (the "1995 Plan").  Under the amended terms of the 1995 Plan, options to purchase 6,950,000 shares of the  Company's common stock  were reserved for  issuance to  employees,  officers and directors.
This reserve was added to the 140,098 shares of common stock transferred from the 1986 Plan.  Outstanding  options  under the 1986 Plan will continue  to be  governed by the  provisions of the agreements  evidencing  those  grants. To the extent any of those  outstanding options  terminate  or  expire  prior  to exercise,  the shares subject to those  unexercised  options will be available for subsequent option  grant  pursuant  to the  provisions  of  the 1995 Plan.  As of December 31, 2000,  1,973,060  options of the 1986 Plan had been terminated  and  were  made  available  under  the  1995 Plan.  Options  granted  under  the  1995  Plan's  Discretionary  Option Grant
Program for employees and the Automatic Option Grant Program for directors have  an exercise price per share of 100% of the fair market value  per  share  on the  grant date and  become exercisable  in 25% annual installments beginning one year from the date of grant. On
October 21, 1999, the Plan's Discretionary Option  Program was amended to change the  vesting  schedule  of all  options  granted  from that date  forward to vest twenty-five  percent  (25%) of the option shares after twelve (12) months of service from the grant date and the balance of the options to vest in thirty-six (36) successive equal monthly  installments  upon completion of each  additional month of service  thereafter.  As of December 31, 2000, 1,836,293 options were exercisable under the 1995 Plan.

         Prior to their merger with FileNET,  Saros and  Watermark  Software,  Inc. had adopted  stock option  plans.  These plans were assumed by the Company and  outstanding  options were  converted  into  options to purchase an  aggregate of 975,976  shares of FileNET common stock.  Outstanding  options under the plans will continue to be governed by the provisions of the agreements  evidencing  those grants. To the extent any of those outstanding  options terminate or expire prior to exercise,  the shares subject to those unexercised options will not be available for subsequent  option grant.  At December 31, 2000, a total of 8,991 options were  outstanding and 8,991 were exercisable under these plans.

         In December 1989, the Company adopted the 1989 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). Under the
terms of the Directors'  Plan, as amended,  each FileNET director who was not an employee was  automatically  granted an initial option to  purchase  10,000  shares of  FileNET's  common  stock at its fair market  value on the date of grant and was granted an  additional option to purchase 3,500 shares every year following the initial grant,  provided such person  continued to be a director at such time.
Options  granted  under the plan vested at the rate of 20% per year from the grant date.  Options to purchase an  aggregate  of 140,000 shares at prices  ranging  from $5.75 to $16.35 per share were granted  from  December 18, 1989 to May 24, 1995.  At December 31, 2000,
options to purchase 7,000 shares of common stock were exercisable.  This plan was terminated  in May 1995 with respect to future option grants.  Future  grants to non-employee  directors  are to be granted  under the  provisions  of the 1995 Plan.  On May 15,  1998,  the shareholders approved an Amendment to the 1995 Plan for the  Automatic  Option  Grant  Program to  non-employee  directors  to increase the initial option to purchase 25,000 shares of FileNET common stock at fair market value on the date of grant and an additional  7,000 shares of FileNET common stock at fair market value on the date of grant every year  following the initial grant,  provided such person continued to be a director at such time.

         In August 1997, the Company filed a Form S-8 with the Securities and Exchange  Commission  registering a  Non-Statutory  Stock
Option Grant of 600,000 shares, dated May 22, 1997,  to the Company's current Chief Executive Officer and a Non-Statutory  Stock Option
Grant of  160,000 shares, dated June 18, 1997,  to the Company's current President.  In September  2000,  the company's Chief Financial
Officer was granted a Non-Statutory  Stock Option Grant of 140,000 shares.  Such grants were in accordance with  employment  agreements entered into  by the Company  and the grantees.  Options granted have an exercise price per share  of 100% of the fair market value per share  on the date  of grant  and become exercisable  in 25% installments  beginning one year from the date of grant and will expire no later than ten years from the date of grant.  As of December 31, 2000, 246,782  options were exercisable related to these Non-Statutory
Stock Option Grants and 323,218 had been exercised to date.

         Information regarding all stock option plans is as follows:

                                                                                                   Weighted
                                                                                                    Average
                                                                                 Number of         Exercise
                                                                                   Options            Price

Balances, January 1, 1998                                                        6,790,218    $        8.81
              Granted (weighted average fair value of $7.41)                     2,166,520            13.43
              Exercised                                                         (1,641,758)            7.51
              Canceled                                                            (597,838)           10.86
                                                                        -------------------

Balances, December 31, 1998                                                      6,717,142    $       10.47
              Granted (weighted average fair value of $6.72)                     1,427,371            12.12
              Exercised                                                           (314,798)            7.84
              Canceled                                                            (710,422)           10.97
                                                                        -------------------

Balances December 31, 1999                                                       7,119,293    $       10.87
              Granted (weighted average fair value of $12.50)                    2,161,995            21.67
              Exercised                                                         (2,081,458)            9.31
              Canceled                                                            (843,738)           13.87
                                                                        -------------------

Balances, December 31, 2000                                                      6,356,092    $       14.64
                                                                        ===================

         The following table summarizes information concerning currently outstanding and exercisable options:

                                        Options Outstanding                        Options Exercisable      .
                                              Weighted
                                               Average          Weighted                             Weighted
                                             Remaining           Average                              Average
Range of                        Number     Contractual          Exercise              Number         Exercise
Exercise Price             Outstanding            Life             Price         Exercisable            Price

$1.39 to $8.88               1,342,810            6.86        $     7.27             657,765       $     7.06
$9.00 to $9.17               1,146,618            6.77              9.03             796,668             9.02
$9.19 to $16.35              1,306,393            7.74             12.30             544,184            12.97
$16.75 to $23.94             1,787,496            9.29             19.24             107,679            22.68
$24.88 to $41.84               772,775            8.61             29.12             130,750            27.85
                        --------------------------------------------------------------------------------------
$1.39 to $41.84              6,356,092            7.92        $    14.64           2,237,046       $    11.16
                        ===============                                         =============

         The Company  accounts for its  stock-based  compensation  plans in accordance  with APB Opinion No. 25,  "Accounting for Stock
Issued to  Employees,"  and related  interpretations.  In July 2000,  the vesting of 75,625  shares were  accelerated  and  immediately exercised in connection with the  resignation of one of the Company's  officers.  The transaction was recorded as compensation  expense with an increase in paid in common stock of  $581,000.

         The  following  table  summarizes  the Company's  net  income (loss)  and net income (loss) per share on a pro forma basis had compensation  cost  for  the Company's  stock-based  compensation  plans  been  determined  based  on  the  provisions  of SFAS No. 123,
"Accounting for Stock-Based Compensation":

                                                             (Dollars in thousands, except per share amounts)
                                                                     2000            1999               1998
 Net income - as reported                                         $38,547         $19,677              $956
 Net income (loss) - pro forma                                     29,740           3,027            (6,915)
 Diluted earnings per share - as reported                            1.05            0.59              0.03
 Diluted earnings (loss) per share - pro forma                       0.81            0.39             (0.21)

         The  fair value of each  option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted  average  assumptions used for grants in 2000, 1999 and 1998;  expected  volatility of 80% for 2000 and 75% for 1999 and  1998; risk-free interest rates of 6.1% to 6.5% for 2000, 5.1% to 6.1% for 1999,  and 5.4% to 5.5% for 1998;  and an expected  life of one year from the vest date.  Pro forma  compensation  cost of shares  issued under the  Employee Qualified  Stock  Purchase Plan is measured  based on the discount from market value on the date of purchase in accordance  with SFAS No. 123.

Note 11           Income Taxes

         The provision for income taxes at December 31, 2000, 1999 and 1998, consists of the following:

                                                              (Dollars in thousands)
Year ended December 31,                       2000             1999            1998

Current:
     Federal                           $   12,758     $       3,148    $      (405)
     State                                  1,121             1,137             32
     Foreign                                7,573             3,411            198
Deferred:
     Federal                              (11,286)               74            (20)
     State                                  1,038              (476)            40
     Foreign                                   -                 68            546
                                       -----------    --------------   ------------
Total provision                        $   11,204     $       7,362    $       391
                                       ===========    ==============   ============

         A  reconciliation  of the  provision  (benefit)  for income  taxes at the federal  statutory  rate  compared to the  Company's effective tax rate is as follows:

                                                                                       (Dollars in thousands)
     Year ended December 31,                                               2000            1999          1998

     Income taxes (benefit), at statutory Federal rate                      35%             35%           35%
     State taxes (benefit), net of Federal benefit                           3               3             5
     Tax rate differential on foreign earnings                             (15)              3          (163)
     Change in valuation allowance                                          (3)            (14)          153
     Return to Provision                                                     2               -            -
     Other                                                                   1               -            (1)
                                                                       ---------       ---------      --------
     Total                                                                  23%             27%           29%
                                                                       =========       =========      ========

         Deferred  income  taxes  reflect the net tax effects of  temporary  differences  between  the  carrying  amounts of assets and liabilities for financial  reporting  purposes and the amounts used for income tax purposes.  The income tax effects of these temporary differences representing significant portions of the deferred taxes at December 31, 2000 and 1999, are as follows:

                                                                                        (Dollars in thousands)
                 Year ended December 31,                                               2000               1999

                 Deferred taxes:
                      Loss carryforwards                                         $   14,782         $  15,321
                      Tax credit carryforwards                                        9,072             8,251
                      Accrued expenses                                                5,122             2,786
                      Sales returns and allowance reserves                              810               808
                      Deferred revenue                                                5,727             4,110
                      Depreciable assets and amortizable assets                       3,673             1,655
                      Deferred tax on foreign earnings                                   -             (4,521)
                      Other                                                             120            (1,592)
                                                                                ------------       -----------
                 Total                                                               39,306            26,818
                                                                                ------------       -----------
                 Valuation allowance                                                (23,368)          (21,128)
                                                                                ------------       -----------
                 Net deferred tax asset                                          $   15,938         $   5,690
                                                                                ============       ===========

         The Company  maintains a valuation  allowance  against a portion of the deferred tax asset due to  uncertainty  regarding  the future  realization  weighing all available  evidence.  Approximately  $9.1 million of the valuation  allowance is  attributable to the potential tax benefit of stock option  transactions that will be credited directly to additional  paid-in capital if realized.  The net increase  (decrease)  in  the  total  valuation  allowance  was  $2,240,000  $(3,246,000)  and  $9,922,000  during 2000, 1999 and 1998, respectively.

         The Company has $42.7  million  domestic  federal net  operating  loss  carryforwards  which can be utilized to reduce  future taxable  income.  Any unutilized net operating loss  carryforward  will begin expiring in 2011. The Company has $9.1 million tax credit carryforwards which will begin expiring in 2002.

         At December 31, 2000, the Company had Dutch,  French and Austrian  subsidiary tax loss  carryforwards  relating to its foreign subsidiary operations which total approximately $640,000; the majority of which have no expiration.

         No  provision  has  been  made  for  federal  or state  income  taxes on the  unremitted  earnings  of the  Company's  foreign subsidiaries  (cumulative  $ 63.9 million at December  31, 2000) since the Company  plans to  indefinitely  reinvest all such  earnings offshore.  At December 31, 2000, the unrecognized deferred tax liability for these earnings was approximately $24.5 million.

         The Company's federal tax returns have been examined by the Internal Revenue  Service ("IRS") for all years through 1996.  The
IRS is currently  examining the Company's U.S.  income tax returns for 1997 and 1998.  Management  does not believe that the outcome of these matters will have a material  adverse  effect on the Company's  consolidated  results of  operations  or  consolidated  financial position.

Note 12  Operating Segment and Geographic Information

         The Company has prepared  operating  segment  information in accordance with SFAS No. 131,  "Disclosures  About Segments of An
Enterprise and Related  Information,"  to report  components that are evaluated  regularly by the Company's  chief  operating  decision maker, or  decision  making  group,  in  deciding  how  to allocate resources  and in  assessing performance.  The Company is organized geographically and by line of business.  The line of business management structure is the primary basis for which financial performance is assessed and resources allocated.

         The  Company's  reportable  operating  segments  include  Software,  Hardware, Customer Support, and Professional Services and
Education.  The  Software operating segment develops and markets the Company's line of eProcess enabled Web Content Management software solutions and eBusiness  applications.  The  Hardware operating segment  manufactures and markets the Company's line of OSAR libraries.
The Customer Support  segment  provides  after-sale  support for software, as well as  providing  software upgrades under the Company's right to new versions program. The Professional Services and Education segment provides fee-based implementation and technical services related to the Company's products and provides training.

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

         Operating segment data for the three years ended December 31, 2000, was as follows:
                                                                                                                    (Dollars in thousands)
                                                                                              Professional
                                                                                Customer      Services and
                                                Software        Hardware         Support         Education         Other       Consolidated
 Year Ended December 31, 2000

 Revenue                                    $    204,823     $    21,019    $    105,320       $    62,465     $   4,987      $    398,614
 Operating income                                 14,801           1,630          28,652            (1,344)          606            44,345
 Assets                                                                                                                            323,570
 Capital expenditures                             12,404             702          10,073             4,932            44            28,155

 Year Ended December 31, 1999

 Revenue                                    $    183,253     $    16,418    $      88,568      $    52,631     $   6,250      $    347,120
 Operating income                                  3,116           1,554          16,539             2,291           130            23,630
 Assets                                                                                                                            240,892
 Capital expenditures                             11,001             467           7,974             2,921            69            22,432

 Year Ended December 31, 1998

 Revenue                                    $    171,153     $    23,579    $     69,017       $    37,474     $   9,010      $    310,233
 Operating income (loss)                         (15,346)          1,872          10,539              (452)          894            (2,493)
 Assets                                                                                                                            206,822
 Capital expenditures                             19,383           1,118           8,341             3,387           245            32,474

         Revenue is  attributed  to  geographic  areas based on the location of the entity to which the products or services were sold.
The  operation in Ireland  functions as a  manufacturing  and service  center for  non-United  States  customers.  An allocation of its assets among the geographic  segments is not prepared for management  reporting.  All other geographic locations include South America, the Middle East and Africa.  Information concerning principal geographic areas in which the Company operates was as follows:

                                                                                         (Dollars in thousands)
Year ended December 31,                  2000                       1999                        1998           .
                                   Revenue         Assets     Revenue         Assets      Revenue         Assets
North America:
   United States                $ 280,563      $ 231,450    $ 240,607      $ 171,483    $ 205,797      $ 142,471
   Canada                           7,925          6,055        8,430          6,442        6,669          1,869
                              ----------------------------------------------------------------------------------
   Total North America            288,488        237,505      249,037        177,925      212,466        144,340

Europe:
   France                           7,153          2,328        8,540          5,119        7,516          5,562
   Germany                         26,909         10,037       23,888          6,279       30,675         14,450
   United Kingdom                  23,867         18,680       20,148         12,085       20,882          9,800
   Ireland                              -         42,989            -         21,645            -         23,551
   Other Europe                    33,806          7,857       22,498          9,831       19,373          4,172
                              ----------------------------------------------------------------------------------
   Total Europe                    91,735         81,891       75,074         54,959       78,446         57,535

Asia Pacific                       12,966          4,046       17,144          7,951       10,058          4,782

All other                           5,425            128        5,865             57        9,263            165
                              ----------------------------------------------------------------------------------
Totals                          $ 398,614      $ 323,570    $ 347,120      $ 240,892    $ 310,233      $ 206,822
                              ==================================================================================

Note 13  Contingencies

         In October 1994, Wang  Laboratories,  Inc.  ("Wang") filed a complaint in the United States District Court for the District of
Massachusetts  alleging that the Company is infringing  five patents held by Wang (the "FileNET Case").  On June 23, 1995, Wang amended its  complaint  to include an  additional  related  patent.  On July 2, 1996,  Wang filed a complaint in the same court  alleging  that
Watermark  Software,  Inc.,  formerly a wholly owned  subsidiary  that was merged into the  Company,  is  infringing  three of the same patents asserted in the initial complaint (the "Watermark  Case"). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed.

         In March 1997,  Eastman Kodak Company  ("Kodak")  purchased the Wang imaging  business unit that has  responsibility  for this litigation.  On July 30, 1997,  the Court  permitted  Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

         The Company has moved for summary  judgment on  noninfringement  as to each of the five  patents in the suit,  and for summary judgment of invalidity as to one of the patents.  Eastman moved for summary  judgment as to the Company's  unenforceability  defense on one of the patents.  In July 1998, the Magistrate  Judge assigned to the case heard oral arguments on the Company's  motion for summary judgment that U.S.  Patent  4,918,588 is not infringed and is invalid.  The  Magistrate  Judge has not yet decided these  motions.  The
Company believes that after the  Magistrate Judge has ruled on these motions, oral arguments will be heard for the remaining motions in the sequence in which they were filed.  A trial date has not yet been set.

         If it  should  be  determined  that the patents at issue in the litigation are valid and are infringed by any of the Company's products,  including  Watermark products,  the Company will,  depending on the product,  redesign the  infringing  products  or seek to obtain a  license to  market the products. The Company cannot  assure you that  it will be able to successfully redesign the infringing products  or  obtain  a license  on  acceptable  terms.  Based  on the Company's  analysis of these patents  and their respective  file histories,  the Company  believes  that  it  has  meritorious  defenses to these claims; however, the ultimate outcome or any resulting potential  loss  cannot  be  determined  at  this  time.  As of December 31, 2000,  the  Company  accrued  a $2.5 million liability for potential settlement costs and other expenses.

         Subsequent  to December  31,  1998,  the former  shareholders  of Saros filed a demand for  mandatory  arbitration  to release approximately  375,700  shares of FileNET  stock which were held in escrow  pursuant to the  Agreement and Plan of Merger dated January
17, 1996, among FileNET  Corporation,  FileNET Acquisition  Corporation,  and Saros, and for damages. The Company and the Shareholders'
Agent had agreed to mediate the matter,  but the Saros  Shareholders'  Agent  cancelled the mediation  prior to the scheduled  date and renewed their demand for mandatory  arbitration.  The  arbitration,  scheduled for March 5, 2001 is currently in progress.  The Company believes that it has meritorious  reasons for not releasing the shares and other defenses to the claims;  however,  the ultimate or any resulting potential loss cannot be presently determined.

         In the normal course of business,  the Company is subject to various other legal matters.  While the results of litigation and claims  cannot be  predicted  with  certainty,  the Company  believes  that the final  outcome of these other  matters  will not have a material adverse effect on the Company's consolidated results of operations or financial condition.

Note 14  Other Financial Instruments

         The following table summarizes the notional  amounts,  which are equivalent to the fair market value, of the Company's foreign currency agreements entered into on December 31, 2000 and 1999, all maturing in three months:

   At December 31,                             2000                                                1999                       .
                                 Notional          Notional        Unrealized          Notional        Notional     Unrealized
                                   Amount            Amount             Gains            Amount          Amount          Gains
                                Purchased              Sold           (Losses)        Purchased            Sold        (Losses)

   European                  $ 24,465,981      $ 12,951,412       $   702,629      $ 14,450,375     $ 9,738,547     $ (105,298)
   Australian                         -           1,871,011           (72,711)              -         4,772,150        (58,492)
   Asian                          934,246               -             (10,359)        1,432,765         406,696         (1,070)
   Canadian                           -           1,594,546            16,917               -         2,113,223        (19,683)
                       --------------------------------------------------------------------------------------------------------
   Total                     $ 25,400,227      $ 16,416,969       $   636,476      $ 15,883,140     $17,030,616     $ (184,543)
                       ========================================================================================================

Note 15  Quarterly Financial Information (Unaudited)

                                                                       (Dollars in thousands, except per share amounts)
                                                           First         Second        Third        Fourth      Fiscal
                                                         Quarter        Quarter      Quarter       Quarter        Year
Year ended December 31, 2000:
    Revenue                                          $    92,802  $     95,079   $   99,145    $   111,588   $ 398,614
    Income before income taxes                             8,625         9,002       13,087         19,037      49,751
    Net income                                             6,469         7,022       10,208         14,848      38,547
    Basic earnings per share                                0.19          0.21         0.30           0.43        1.13
    Diluted earnings per share                              0.18          0.19         0.28           0.40        1.05

Year ended December 31, 1999:
    Revenue                                          $    81,442  $     86,089   $   85,532   $     94,057   $ 347,120
    Income  before income taxes                            2,925         5,563        6,633         11,918      27,039
    Net income                                             2,048         3,894        4,643          9,092      19,677
    Basic earnings per share                                0.06          0.12         0.14           0.28        0.61
    Diluted earnings per share                              0.06          0.12         0.14           0.28        0.59

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and the Board of Directors
FileNET Corporation
Costa Mesa, California

We have audited the consolidated financial statements of FileNET Corporation and its subsidiaries (the Company) as of December 31,
2000 and 1999, and  for each  of the three years  in the period ended December 31, 2000,  and have issued our report thereon dated
January 23, 2001.  Such  consolidated financial statements  and  report are included elsewhere in this Form 10-K.  Our audits also
included  the  financial statement schedule  of FileNET Corporation  and its subsidiaries,  listed in Item 14.   This consolidated
financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on  our  audits.  In  our  opinion,  such  consolidated  financial  statement  schedule,  when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
January 23, 2001

                                                              SCHEDULE II

                                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                             (Dollars in thousands)
                                                  Balance at           Additions                          Balance
                                                   Beginning    Charged to Costs                           at End
                                                   of Period        and Expenses     Deductions         of Period

Year ended December 31, 2000:
     Inventory reserves                       $          326                  -              92       $       234
     Allowance for doubtful accounts
       and sales reserves                     $        4,542               2,280          1,304       $     5,518
Year ended December 31, 1999:
     Inventory reserves                       $          401                 335            410       $       326
     Allowance for doubtful accounts
       and sales reserves                     $        4,382               1,778          1,618       $     4,542
Year ended December 31, 1998:
     Inventory reserves                       $          330                 381            310       $       401
     Allowance for doubtful accounts
       and sales reserves                     $        4,415               1,093          1,126       $     4,382

                                                                   S-1