Form 10-Q
period 2001-03-31
FILENET CORP
filed 2001-05-14
CIK 706015

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ________ to ___________

                        Commission file number: 00-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                     95-3757924
-----------------------------                   ------------------------
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
Yes  |X|  No |_|

As of May 10, 2001, there were 35,331,451 shares of the Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index

                                                                          Page
                                                                        Number
------- ----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets
         As of  March 31, 2001 (unaudited) and December 31, 2000..........   3

         Consolidated Statements of Operations (unaudited)
         For the three months ended March 31, 2001 and 2000...............   4

         Consolidated Statements of Comprehensive Operations (unaudited)
         For the three months ended March 31, 2001 and 2000...............   5

         Consolidated Statements of Cash Flows (unaudited)
         For the three months ended March 31, 2001 and 2000...............   6

         Notes to Consolidated Financial Statements (unaudited)...........   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......  19

PART II OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                               FILENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               March 31,    December 31,
                                                                 2001          2000
                                                             -------------  -----------
                                                              (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                                 $ 109,252      $ 101,497
   Short-term investments                                       46,445         36,960

   Accounts receivable, net                                     67,136         90,166
   Inventories, net                                              2,858          3,393
   Prepaid expenses and other current assets                    12,307          9,682
   Deferred income taxes                                         5,720          5,660
                                                             ----------     ----------
   Total current assets                                        243,718        247,358

 Property, net                                                  51,346         49,757
 Long-term investments                                               0            999
Intangible assets, net                                          12,438         13,457
 Deferred income taxes                                          10,267         10,278
 Other assets                                                    1,648          1,721
                                                             ----------     ----------

     Total assets                                            $ 319,417      $ 323,570
                                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                          $   9,657      $  16,638
   Accrued compensation and benefits                            22,132         26,245
   Unearned maintenance revenue                                 31,939         20,892
   Income taxes payable                                          5,332          9,679
   Other accrued liabilities                                    24,783         18,421
                                                             ----------     ----------
   Total current liabilities                                    93,843         91,875

 Unearned maintenance revenue                                    6,138          6,738

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000 shares
     authorized; none issued and outstanding                         0              0
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 36,253,386 shares issued and 35,155,386
     shares outstanding at March 31, 2001; and 35,940,876
     shares issued and 34,842,876 shares outstanding at
     December 31, 2000                                         192,280        189,057
   Retained earnings                                            55,957         61,528
   Accumulated other comprehensive operations                  (14,234)       (11,061)
                                                             ----------     ----------
                                                               234,003        239,524
   Treasury stock, at cost; 1,098,000 shares at
     March 31, 2001 and December 31, 2000 respectively         (14,567)       (14,567)
                                                             ----------     ----------
   Total stockholders' equity                                  219,436        224,957
                                                             ----------     ----------

     Total liabilities and stockholders' equity              $ 319,417      $ 323,570
                                                             ==========     ==========
See accompanying notes to consolidated financial statements.

                              FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                           -------------------------------------
                                                                  2001               2000
                                                           ------------------   -----------------
                                                              (Unaudited)        (Unaudited)
                Revenue:
                  Software                                     $ 32,729            $ 48,112
                  Service                                        45,885              39,482
                  Hardware                                        5,356               5,208
                                                               ---------           ---------
                  Total revenue                                  83,970              92,802
                                                               ---------           ---------

                Costs and expenses:
                  Cost of software revenue                        2,041               3,930
                  Cost of service revenue                        28,495              23,105
                  Cost of hardware revenue                        3,488               3,250
                                                               ---------           ---------
                     Total Cost of revenue                       34,024              30,285

                  Gross Profit                                   49,946              62,517

                Operating expenses:
                  Research and development                       16,088              14,138
                  Selling, general and administrative            42,382              40,946
                  Amortization of intangibles                       777                   0
                                                               ---------           ---------
                     Total operating expenses                    59,247              55,084

                Operating income (loss)                          (9,301)              7,433

                Other income, net                                 1,670               1,192
                                                               ---------           ---------

                Income (loss) before income taxes                (7,631)              8,625
                Provision (benefit) for income taxes             (2,060)              2,156
                                                               ---------           ---------

                Net income (loss)
                                                               $ (5,571)           $  6,469
                                                               =========           =========

                Earnings (loss) per share:
                  Basic                                        $ (0.16)            $   0.19
                  Diluted                                      $ (0.16)            $   0.18

                Weighted average shares outstanding:
                  Basic                                          34,998              33,344
                  Diluted                                        34,998              36,858

See accompanying notes to consolidated financial statements.

                              FILENET CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)

                                                                    Three Months Ended March 31,
                                                                 --------------------------------
                                                                       2001              2000
                                                                 ----------------- --------------
                                                                    (Unaudited)       (Unaudited)

                 Net income (loss)                               $    (5,571)      $       6,469
                                                                 ----------------- --------------
                 Other comprehensive income(loss):
                   Foreign currency translation adjustments
                    (net of tax benefit of $(2,126) and $(1,130)
                    for the three months ended March 31, 2001         (3,189)             (1,695)
                    and 2000, respectively)
                 Unrealized gains (losses) on securities:
                    Unrealized holding gains (losses)
                     (net of tax effect of $11 and tax benefit
                     of $(5) for the three months ended                   16                  (7)
                     March 31, 2001 and 2000, respectively)

                                                                 ----------------- --------------
                 Total other comprehensive loss                       (3,173)             (1,702)
                                                                 ----------------- --------------
                 Comprehensive income (loss)                     $    (8,744)      $       4,767
                                                                 ================= ==============

See accompanying notes to consolidated financial statements.

                                            FILENET CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                             2001              2000
                                                                         --------------    --------------
                                                                          (unaudited)       (unaudited)
 Cash flows from operating activities:
 Net income (loss)                                                       $     (5,571)     $      6,469
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                              5,980             4,311
     Provision for doubtful accounts                                              199                63
     Deferred income taxes                                                        (75)               43
     Changes in operating assets and liabilities, net of
      acquisition:
       Accounts receivable                                                     20,697            (4,833)
       Inventories                                                                535               794
       Prepaid expenses and other current assets                               (2,813)             (133)
       Accounts payable                                                        (6,838)           (3,659)
       Accrued compensation and benefits                                       (3,820)           (1,457)
       Customer advances                                                        6,217               186
       Unearned maintenance revenue                                            10,754             8,405
       Income taxes payable                                                    (4,133)              524
       Other                                                                    1,973               851
                                                                         --------------    --------------
         Net cash provided by operating activities                             23,105            11,564
                                                                         --------------    --------------

 Cash flows from investing activities:
 Capital expenditures                                                          (7,156)           (3,862)
 Proceeds from sale of equipment                                                   53               411
 Purchases of marketable securities                                           (32,261)          (13,028)
 Proceeds from sales and maturities of marketable securities                   22,403             4,300
                                                                         --------------    --------------
         Net cash used by investing activities                                (16,961)          (12,179)
                                                                         --------------    --------------

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                         3,222            14,660
                                                                         --------------    --------------
         Net cash provided by financing activities                              3,222            14,660
                                                                         --------------    --------------

 Effect of exchange rate changes on cash and cash equivalents                  (1,611)             (660)
                                                                         --------------    --------------

 Net increase in cash and cash equivalents                                      7,755            13,385
 Cash and cash equivalents, beginning of year                                 101,497            71,528
                                                                         --------------    --------------
 Cash and cash equivalents, end of period                                $    109,252      $     84,913
                                                                         ==============    ==============

 Supplemental cash flow information:
 Interest paid                                                           $         10      $         11
 Income taxes paid                                                       $      2,084      $      1,736

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of
         FileNET Corporation (the "Company") reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2001 and the results of its operations, its comprehensive income and its cash flows for the three months ended March 31, 2001 and 2000, respectively. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the
         Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.
         These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and
         Management's Discussion and Analysis of Financial Condition and Results
         of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed by Company with the SEC on March 27, 2001. The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

         Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

2.       RECENT ACCOUNTING PRONOUNCMENTS

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
         Additionally, this standard will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company adopted this standard effective January 1,
         2001 with no significant effect to the results of operations, financial position, or cash flows.

3.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method. The dilutive loss per share excludes these dilutive adjustments. The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and
         2000:

                                                                             Three Months Ended March 31,
                                                                           -------------------------------
                                                                                 2001              2000
                                                                           ---------------- -----------------
              Net income (loss)                                             $    (5,571)     $     6,469
                                                                           ================ =================

              Shares used in computing basic earnings (loss) per share           34,998           33,344
              Dilutive effect of stock plans                                          0            3,514
                                                                           ---------------- -----------------
              Shares used in computing diluted earnings (loss) per share         34,998           36,858
                                                                           ================ =================

              Earnings (loss) per basic share                               $     (0.16)     $      0.19

              Earnings (loss) per diluted share                             $     (0.16)     $      0.18

4.       ACCUMULATED OTHER COMPREHENSIVE LOSS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements.  SFAS No. 130 was effective for the Company beginning January 1, 1998.  Accordingly, the Company has prepared Statements of Comprehensive Operations for the three months ended March 31, 2001.  Accumulated other comprehensive operations as of  March 31, 2001 is comprised of the following:

                                                                                                   Accumulated
                                                        Foreign Currency         Unrealized              Other
                                                             Translation            Holding      Comprehensive
                       (In thousands)                         Adjustment     Gains (Losses)         Operations
                                                        -----------------  -----------------  -----------------
                        Balance, December 31, 2000        $     (11,023)      $        (38)     $     (11,061)
                        Current period changes                   (3,189)                16             (3,173)
                                                        -----------------  -----------------  -----------------
                        Balance March 31, 2001            $     (14,212)      $        (22)     $     (14,234)
                                                        =================  =================  =================

5.       OPERATING SEGMENT DATA

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

         The Company's reportable operating segments include Software, Hardware,
         Customer Support, and Professional Services and Education. The Software
         operating segment develops and markets the Company's line of eProcess enabled Web Content Management software solutions and eBusiness applications. The Hardware operating segment manufactures and markets the Company's line of OSAR libraries. The Customer Support segment provides after-sale support for software, as well as providing software upgrades pursuant to the Company's right to new versions program. The
         Professional Services and Education segment provides fee-based implementation and technical services related to the Company's products and provides training.

         The financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management internally disaggregates financial information for the purpose of assisting in making internal operating decisions which are not the same as GAAP reporting. The Company evaluates performance based on stand-alone segment operating results. Because the
         Company does not evaluate performance based on the return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

         Operating segments data for the three months ended March 31, 2001 and
         2000 are as follows:

                                                         Three months ended March 31,
                      In thousands                          2001              2000
                                                       ---------------------------------
                     Software
                       Revenue                          $   32,729      $   48,112
                       Operating income (loss)             (15,535)             44

                     Customer Support
                       Revenue                              28,165          24,846
                       Operating income                      8,290           7,262

                     Professional Services and
                     Education
                       Revenue                              16,746          13,402
                       Operating income (loss)              (2,406)            (57)

                     Hardware
                       Revenue                               5,356           5,208
                       Operating income                        317              83

                     Other
                       Revenue                                 974           1,234
                       Operating income                         33             101

                     Total
                       Revenue                              83,970          92,802
                       Operating income (loss)          $   (9,301)     $    7,433

6.       LEGAL PROCEEDINGS

         In October 1994, Wang Laboratories, Inc. ("Wang") filed a complaint in the United States District Court for the District of Massachusetts
         alleging that the Company is infringing five patents held by Wang (the
         "FileNET Case"). On June 23, 1995, Wang amended its complaint to include an additional related patent. On July 2, 1996, Wang filed a complaint in the same court alleging that Watermark Software Inc., formerly a wholly-owned subsidiary that was merged with the Company, is infringing three of the same patents asserted in the initial complaint
         (the "Watermark Case"). On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted is infringed.

         In March 1997, Eastman Kodak Company purchased the Wang imaging business unit that has responsibility for this litigation. On July 30,
         1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the litigation in place of Wang.

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
         At an April 24, 2001 Status Conference before the Trial Court, the
         Court indicated that the remaining motions would be reassigned to a different Magistrate Judge.  The Court also set a trial date of October
         29, 2001, at which time, depending on dispostition of the pending motions, issues relating to liability for infringement under one or more of the patents in suit may be tried.

         If it should be determined that the patents at issue in the litigation are valid and are infringed by any of the Company's products, including
         Watermark products, it will, depending on the product, redesign the infringing products or seek to obtain a license to market the products.
         The Company cannot assure you that it will be able to successfully redesign the infringing products or obtain a license on acceptable terms. Based on its analysis of these patents and their respective file histories, the Company believes that it has meritorious defenses to these claims; however, the ultimate outcome or any resulting potential loss cannot be determined at this time. As of December 31, 2000, the
         Company accrued a $2.5 million liability for potential settlement costs and other expenses.

         Subsequent to December 31, 1998, the former shareholders of Saros
         Corporation filed a demand for mandatory arbitration to release approximately 375,700 shares of our stock which were held in escrow pursuant to the Agreement and Plan of Merger dated January 17, 1996 among FileNET Corporation, FileNET Acquisition Corporation and Saros
         Corporation and for damages. The Company and the Shareholders' Agent had agreed to mediate the matter, but the Saros Shareholders' Agent cancelled the mediation prior to the scheduled date and renewed their demand for mandatory arbitration. A binding arbitration proceeding took place during the period March 5, 2001 through March 23, 2001. On April
         24, 2001 the arbitrators issued an interim decision denying all claims asserted by the Shareholders' Agent against the Company, sustaining all claims asserted by the Company, and awarding all of the shares of stock held in escrow.  The arbitrators requested additional briefing on issues pertaining to a possible award of attorney's fees and costs, which, if awarded, would be included in the final award to be issued in conformance with the interim decision.

         In the normal course of business, the Company is subject to various other legal matters. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial condition.

7.       SUBSEQUENT EVENTS

         In April 2001, the Company announced measures to reduce its workforce.
         As a result of this workforce reduction, the Company expects to incur a one-time charge of $2.5-$3.0 million by the end of the second quarter of fiscal 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E
of the Securities Exchange Act of 1934, as amended and Section 27A of the
Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to a number of risks and uncertainties, including those discussed below and in the notes to our financial statements for the year ended December 31, 2000. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors described below and in other documents we file from time to time with the
Securities and Exchange Commission, including Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Quarterly Reports on Form 10-Q filed by us in 2001.

Overview

FileNET Corporation develops, markets and services eProcess enabled Web Content
Management software solutions and packaged eBusiness applications for selected vertical markets. Our enterprise software solutions enable organizations to improve operational efficiency and leverage their content resources by delivering efficient, flexible, and scalable eBusiness process solutions. By linking customers, business partners, suppliers, and employees, our software solutions help organizations increase productivity, customer satisfaction, and revenue. We also offer professional services and training for the implementation of these software solutions, as well as 24 x 7 technical support and services to our customers on a global basis.

Revenue from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of Statement of Position ("SOP") 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility or vendor-specific evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such elements are known or resolved. We recognize other revenue at the time of product delivery and accrue any remaining costs, including insignificant vendor obligations. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized as such services are delivered and accepted by the customer.

We expense research and development costs as incurred. No amounts are required to be capitalized in accordance with SFAS No. 86, "Accounting for the Costs of
Computer Software to be Sold, Leased, or Otherwise Marketed," because software is substantially completed concurrently with the establishment of technological feasibility.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                         Three months ended March 31,
                                                            2001             2000
                                                       ---------------------------------
             Revenue:
                Software                                      39.0%              51.8%
                Customer support                              33.5               26.8
                Professional services and education           19.9               14.5
                Hardware                                       6.4                5.6
                Other                                          1.2                1.3
                                                          ----------         ----------
             Total Revenue                                   100.0              100.0

             Cost of revenue:
                Software                                       2.4                4.2
                Customer support                              13.3               11.4
                Professional services and education           19.7               12.4
                Hardware                                       4.2                3.5
                Other                                          1.0                1.1
                                                          ----------         ----------
                   Total cost of revenue                      40.6               32.6

             Gross Profit                                     59.4               67.4

             Operating expenses:
             Research and development                         19.1               15.3
             Selling, general and administrative              50.5               44.1
             Amortization of goodwill and other
             intangibles                                       0.9                0.0
                                                          ----------         ----------
                   Total operating expenses                   70.5               59.4

             Operating income (loss)                         (11.1)               8.0
             Other income, net                                 2.0                1.3
                                                          ----------         ----------
             Net income before tax                            (9.1)%              9.3%

Revenue

Total revenue was $84.0 million for the three months ended March 31, 2001 and
$92.8 million for the comparable three months ended March 31, 2000, representing a decrease of $8.8 million, or 9%. The decrease was primarily attributable to lower software revenue as discussed below.

Software revenue consists of fees earned from the licensing of our software products to customers. Software revenue decreased by 32% or $15.4 million to
$32.7 million for the three months ended March 31, 2001 from $48.1 million for the three months ended March 31, 2000. Software revenue represented 39% of total revenue for the three months ended March 31, 2001 compared to 51.8% for the comparable period of 2000. This decrease was primarily attributable to the effects of the general economic slowdown which affected the software industry and resulted in delayed/cancelled orders and a reduced number of large scale deployments.

Customer support revenue consists of revenue from software maintenance contracts and "fee for service" revenues. Customer support revenue increased by 13% or
$3.3 million to $28.2 million for the three months ended March 31, 2001 from
$24.9 million for the three months ended March 31, 2000. This increase in customer support revenue was primarily due to the growth in our base of customers who receive ongoing maintenance as a result of new customer sales and sales of additional products to our installed base. Customer support revenue represented 33.5% of total revenues for the three months ended March 31, 2001 compared to 26.8% for the comparable period of 2000.

Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers and training services. Professional services are generally performed on a time and material basis. Professional services and education revenue increased by 25% or $3.3 million to $16.7 million for the three months ended March 31, 2001 from $13.4 million for the three months ended March 31, 2000. As a percent of total revenue, professional services and education revenue represented 19.9% for the three months ended March 31, 2001 compared to 14.5% for the comparable period in
2000. This increase was primarily attributable to an increase in custom development projects and an increase in sales of prepackaged service offerings, which include both consulting and training. We plan to continue to focus on expanding our professional services capabilities to support our solutions and applications strategy.

Hardware revenue is generated primarily from the sale of 12-inch optical storage and retrieval libraries ("OSARs"). Hardware revenue increased by 4% or $0.2 million to $5.4 million for the three months ended March 31, 2001 from $5.2 million for the three months ended March 31, 2000. Hardware revenue represented
6.4% of total revenue for the three months ended March 31, 2001 as compared to
5.6% of total revenue for the comparable period in 2000. We anticipate hardware revenue will remain relatively constant for future quarters in 2001.

Other revenue is generated primarily from the sale of spare parts and supplies and is classified as service revenue. Other revenue decreased by 17% or $0.2 million to $1.0 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000.  Other revenue represented
1.2% of total revenue for the three months ended March 31, 2001 as compared to
1.3% of total revenue for the comparable period in 2000. This decrease in other revenue was primarily due to a decrease in demand for spare parts and supplies.
We anticipate other revenue will continue to represent a small percentage of total revenue throughout 2001.

International revenues accounted for 32% of total revenue or $26.5 million for the three months ended March 31, 2001 and 28% or $25.9 million for the three months ended March 31, 2000. We expect international revenue to continue to represent a significant percentage of total revenue.

Cost of Revenue

Total cost of revenue increased to $34.0 million for the three months ended
March 31, 2001 from $30.3 million for the three months ended March 31, 2000, representing an increase of $3.7 million, or 12%. This increase was primarily due to increases in the cost of our service segments offset in part by decreases in software cost directly related to decreased software revenue, our highest margin product line.

Cost of software revenue includes royalties paid to third parties, media costs, and the cost to manufacture and distribute software. The cost of software revenue decreased by 49% to $2.0 million for the three months ended March 31,
2001 from $3.9 million for the three months ended March 31, 2000 representing 6%
and 8% of the related software revenue for the three months ended March 31, 2001 and 2000, respectively. The decrease in absolute dollars is directly related to decreased revenue. The decrease as a percentage of software revenue is primarily attributable to lower fixed distribution costs for the three months ended March
31, 2001 compared to the comparable period in 2000, as well as a reduction in royalty costs directly related to the lower volume of revenue and the unbundling and discontinuation of certain third party products.

Cost of customer support revenue includes customer support personnel, supplies, and the cost of third-party hardware maintenance. The cost of customer support revenue increased by 6% to $11.2 million for the three months ended March 31,
2001 from $10.6 million for the three months ended March 31, 2000 representing
40% and 43% of the related customer support revenue for the three months ended
March 31, 2001 and 2000, respectively. This decrease as a percentage of customer support revenue is primarily attributable to process improvement that allowed growth in the customer base without a proportional increase in support personnel and cost.

Cost of professional services and education revenue consists primarily of professional services personnel, training personnel, and third-party contractors. The cost of professional services and education revenue increased by 43% to $16.5 million for the three months ended March 31, 2001 from $11.5 million for the three months ended March 31, 2000 representing 99% and 86% of the related professional services and education revenue for the three months ended March 31, 2001 and 2000, respectively. This increase was primarily due to growth in personnel to support expected increases in deployment of applications and solutions, which associated expense was not fully absorbed by increases in revenue.

Cost of hardware revenue includes the cost of assembling our OSAR library products, the cost of hardware integration personnel, warranty costs, as well as the distribution costs of these products. The cost of hardware revenue increased by 6% to $3.5 million for the three months ended March 31, 2001 from $3.3 million for the three months ended March 31, 2000 representing 65% and 63% of the related hardware revenue for the three months ended March 31, 2001 and 2000, respectively. The increased cost of hardware revenue as a percent of hardware revenue was primarily due to increased unabsorbed facility costs.

Cost of other revenue includes the cost of supplies and spare parts as well as the distribution costs of these products. The cost of other revenue decreased by
20% to $0.8 million for the three months ended March 31, 2001 from $1.0 million for the three months ended March 31, 2000 representing 80% and 83% of the related other revenue for the three months ended March 31, 2001 and 2000, respectively. The cost of other revenue is primarily determined by supplier pricing.

Operating Expenses

Research and development expense primarily consists of personnel costs to support product development. Research and development expense increased by 14%
to $16.1 million for the three months ended March 31, 2001 from $14.1 million for the three months ended March 31, 2000, representing 19% and 15% of total revenue for the three months ended March 31, 2001 and 2000, respectively. This increase in absolute dollars was primarily due to market driven increases in salaries and recruiting costs as a result of the intense competitive environment for software engineers and an increase in the rates of contract developers. The increase in research and development as a percentage of total revenue for the three months ended March 31, 2001 over the comparable period in 2000 can be directly related to the decrease in total revenues for the three months ended
March 31, 2001 as described above.

We expect that competition for qualified technical personnel will remain intense for the foreseeable future and may result in higher levels of compensation expense for us. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position and expect these costs will continue to constitute a significant percentage of total revenue.

Sales and marketing expense consists primarily of salaries, benefits, sales commissions and other expenses related to the direct and in-direct sales force, various marketing expenses and cost of other market development programs.
General and administrative expense consist primarily of personnel costs for finance, information technology, legal, human resources and general management, as well as outside professional services. Selling, general and administrative expense increased by 3% to $42.4 million for the three months ended March 31,
2001 from $41.0 million for the three months ended March 31, 2000, representing
50% and 44% of total revenue for the three months ended March 31, 2001 and
2000, respectively. The increase in absolute dollars for the three months ended
March 31, 2001 over the comparable period in 2000 was minimal; primarily as a result of overall reduced spending offset in part by increases in legal fees and facilities. The increase in selling, general and administrative expense as a percent of total revenue for these same periods is primarily due to a lower revenue base for the three months ended March 31, 2001 compared to March 31,
2000.

Amortization of Intangibles and In-process Research and Development

In connection with our acquisition of certain assets from Application Partners
Incorporated ("API") on May 18, 2000, the purchase price amount allocated to goodwill of $14.6 million is being amortized over a useful life of five years and assembled workforce of $386,000 is being amortized over a useful life of three years. Amortization expense for the purchased intangible assets was
$777,000 for the three months ended March 31, 2001 There were no similar costs in the same period of 2000. Based upon an independent third party appraisal,
$3.0 million of the purchase price was allocated to in-process research and development which was immediately expensed. The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percent of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated to be
88% complete at the date of the acquisition. The cost to complete the project was estimated at $300,000 to occur over a three-month period. We incurred approximately $356,000 of research and development expenses related to the project which was 100% complete as of September 30, 2000.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, short and long-term investments, and other items including foreign exchange gains and losses, the gain on sale of fixed assets, other items of income, and interest expense. Other income, net of other expenses, was $1.7 million for the three months ended March 31, 2001 compared to $1.2 million for the three months ended March 31, 2000. The increase was primarily attributable to increases in interest income directly related to higher cash balances.

Income Taxes

The combined federal, state and foreign annual effective tax rate for the three months ended March 31, 2001 was 27% compared to 25% for the comparable period in
2000. The rate increase is attributable to the decrease of taxable income generated in lower tax jurisdictions located outside of North America. FileNET management will be weighing various evidence throughout the year to assess the reliability of its recorded deferred assets and the need for any valuation allowance against such amounts.

Liquidity and Capital Resources

At March 31, 2001, combined cash, cash equivalents and investments totaled
$155.7 million, an increase of $16.2 million from the end of 2000. Cash provided by operating activities during the three months ended March 31, 2001 totaled
$23.1 million and resulted primarily from a decrease in accounts receivable, an increase in unearned maintenance revenue related to prepaid maintenance contracts; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and accrued compensation and benefits.
Cash used by investing activities totaled $17.0 million and was a result of capital expenditures of $7.2 million and net purchases of marketable securities of $9.8 million. Cash provided by financing activities totaled $3.2 million and was a result of proceeds received from the exercise of employee stock options and the employee stock purchase plan.

Accounts receivable decreased to $67.1 million at March 31, 2001 from $90.2 million at December 31, 2000. This decrease is primarily a result of decreased revenue. Current liabilities increased to $93.8 million at March 31, 2001 from
$91.9 million at December 31, 2000. The increase in current liabilities is primarily a result of increases in unearned maintenance revenue and other accrued liabilities which include customer deposits and advances, offset by decreases in accounts payable and income tax payable.

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

Other Financial Instruments

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

We have made the necessary interim changes to our internal business systems to support transactions denominated in the EURO, including establishing EURO price lists for affected countries. A plan to complete the system changes to fully implement EURO reporting requirements is scheduled for third quarter this year.
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

Risk Factors That May Affect Future Results

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

Current Economic Conditions May Affect Results.  During the first quarter of 2001, we experienced a decrease in software revenue.  We believe that this decrease is primarily due to a macro economic slowdown which may continue for several quarters.  The slowdown has decreased our visibility and increased the risk to our revenue stream.

Our Quarterly Operating Results May Fluctuate in Future Periods. Prior growth rates in our revenue and operating results should not necessarily be considered indicative of future growth or operating results. Our operating results have fluctuated in the past and we anticipate our future operating results will continue to fluctuate due to many factors, some of which are largely beyond our control. These factors include, but are not limited to, the following:

o        the industry wide slow down in IT spending and our diminished sales visibility;
o        discretionary nature of our customer's budget and purchase cycles and the absence of long-term customer purchase commitments;
o        the tendency to realize a substantial amount of revenue in the last weeks, or even days, of each quarter;
o        the delay or deferral of customer orders;
o        the budget cycle of our custoers;
o        the size, complexity and timing of individual transactions;
o        the changes in foreign currency exchange rates, impact of the EURO currency;
o        general domestic and international economic and political conditions;
o        the length of our sales cycle;
o        variations in the productivity of our sales force;
o        the level of software product sold and price competition;
o        the timing of new software introductions and software enhancements by us and our competitors;
o        the mix of sales by products, software, services and distribution channels;
o        acquisitions by competitors;
o        our ability to develop and market new software products and control costs;
o        the quality of our customer support; and
o        the level of international sales.

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
Siebel Systems Inc, Sun Microsystems, Inc., and Vignette Corporation. Certain of
these agreements do not have minimum purchase requirements and/or are cancelable at will. We cannot assure you that these companies will not reduce or discontinue their relationships with, or support of, FileNET and our products.
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

We are Subject to Many Risks Internationally. Historically, we have derived approximately 30% of our total revenue from international sales through our worldwide network of subsidiaries and channel partners. International business is subject to certain risks including, but not limited to, the following:

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
o        other general economic and market conditions.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

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

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses.
The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported. As of March 31, 2001, we had forward exchange contracts outstanding totaling approximately $3,022,971 in 10 currencies. All of these contracts mature in three months.

Other comprehensive loss reflects an increase of $3.2 million for the three months ended March 31, 2001 in the unrealized loss due to foreign currency translation. This increase was primarily attributable to unrealized losses associated with the weakening of the Euro currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of its products, the cost of its materials, or its operating results for the three months ended March 31, 2001 and 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - The list of exhibits contained in the accompanying Index to
         Exhibits is herein incorporated by reference.

(b)      No reports on Form 8-K were filed during the first quarter of 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FILENET CORPORATION

May 14, 2001                    By:  /s/  Sam M. Auriemma
Date                            Sam M. Auriemma, Chief Financial Officer and
                                Senior Vice President, Finance (Principal
                                Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.   Description

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

* Incorporated herein by reference

Exhibit No.    Description

10.20*        Stock Purchase Agreement by and Among FileNET Corporation, IFS Acquisition
              Corporation, Jawaid Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated January 30, 1996 (filed as Exhibit 10.2 to form
              10-K for the year ended December 31, 1995).

10.21*        Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.15 to Form S-8, filed on August 8, 2000; Registration No. 333-43254).
10.22*        FileNET Corporation International Employee Stock Purchase Plan.  (filed as Exhibit
              99.16 to Form S-8, filed on August 8, 2000; Registration No. 333-43254).

10.23*        Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Form 10Q for the quarter ended September 30, 1999).

10.24*        Asset Purchase Agreement between the Registrant and Application Partners, Inc.
              dated May 18, 2000 (filed as Exhibit 10.24 to Form 10Q for the quarter ended
              June 30, 2000).

10.25*        Written Compensation Agreement and Non-Statutory Stock Option Agreement (with
              Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr.
              Auriemma (filed as exhibit 99.1 and 99.2 to Form S-8 on April 20, 2001; Registration
              No. 333-59274).

  * Incorporated herein by reference

