Form 10-Q
period 2001-06-30
FILENET CORP
filed 2001-08-14
CIK 706015

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ________ to ___________

                        Commission file number: 00-15997

                               FILENET CORPORATION
             (Exact name of Registrant as specified in its charter)

       Delaware                                     95-3757924
------------------------------           --------------------------------------
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

As of August 10, 2001, there were 35,380,376  shares of the  Registrant's common stock outstanding.

                               FILENET CORPORATION
                                      Index

                                                                                   Page
                                                                                  Number
-------    -------------------------------------------------------------------  ----------

PART I.           FINANCIAL INFORMATION.......................................       3

Item 1.           Consolidated Financial Statements...........................       3

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..      20

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                                       FILENET CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                               (In thousands, except share amounts)

                                                       June 30,             December 31,
                                                         2001                  2000
                                                  -------------------    ------------------
                                                      (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                       $    87,224            $   101,497
   Short-term investments                               67,930                 36,960

   Accounts receivable, net                             58,645                 90,166
   Inventories, net                                      3,846                  3,393
   Prepaid expenses and other current assets             9,367                  9,682
   Deferred income taxes                                 5,717                  5,660
                                                    -----------            ------------
   Total current assets                                232,729                247,358

 Property, net                                          48,563                 49,757
 Long-term investments                                   2,568                    999
 Intangible assets, net                                 11,513                 13,457
 Deferred income taxes                                  10,221                 10,278
 Other assets                                            1,354                  1,721
                                                    -----------            ------------

     Total assets                                  $   306,948            $   323,570
                                                    ===========            ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                $    11,234            $    16,638
   Accrued compensation and benefits                    19,330                 26,245
   Unearned maintenance revenue                         37,091                 20,892
   Income taxes payable                                    795                  9,679
   Accrued legal fees                                    6,500                      -
   Other accrued liabilities                            17,281                 18,421
                                                    ------------           ------------
   Total current liabilities                            92,231                 91,875

 Unearned maintenance revenue                            5,053                  6,738

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000
     shares authorized; none issued and
     outstanding                                             -                      -
   Common stock - $.01 par value; 100,000,000
     shares authorized; 36,455,771 shares
     issued and 35,357,771 shares outstanding
     at June 30, 2001; and 35,940,876 shares
     issued and 34,842,876 shares outstanding at
     December 31, 2000                                 194,567                189,057
   Retained earnings                                    45,262                 61,528
   Accumulated other comprehensive operations          (15,598)               (11,061)
                                                    ------------           ------------
                                                       224,231                239,524
   Treasury stock, at cost; 1,098,000 shares at
     June 30, 2001 and December 31, 2000,
     respectively                                      (14,567)               (14,567)
                                                    ------------           ------------
   Total stockholders' equity                          209,664                224,957
                                                    ------------           ------------

     Total liabilities and stockholders' equity    $   306,948            $   323,570
                                                    ============           ============

See accompanying notes to consolidated financial statements.

                                                       FILENET CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share data)

                                               Three Months Ended June 30,         Six Months Ended June 30,
                                            ---------------------------------   --------------------------------
                                                 2001              2000             2001              2000
                                            ---------------   ---------------   --------------   ---------------
                                              (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
 Revenue:
   Software                                    $    28,777     $     49,629       $    61,506     $     97,741
   Service                                          50,849           40,686            96,734           80,168
   Hardware                                          2,580            4,764             7,936            9,972
                                                -----------     ------------       -----------      ------------
   Total revenue                                    82,206           95,079           166,176          187,881
                                                -----------     ------------       -----------      ------------

 Costs:
   Cost of software revenue                          1,344            3,981             3,385            7,911
   Cost of service revenue                          27,258           23,076            55,753           46,181
   Cost of hardware revenue                          1,848            3,829             5,336            7,079
                                                -----------     ------------       -----------      ------------
   Total cost of revenue                            30,450           30,886            64,474           61,171

     Gross Profit                                   51,756           64,193           101,702          126,710

 Operating expenses:
   Research and development                         19,524           13,931            35,612           28,069
   Selling, general and administrative              43,618           39,604            86,777           80,550
   In-process research and development                   -            2,984                 -            2,984
                                                -----------     ------------       -----------      ------------
   Total operating expenses                         63,142           56,519           122,389          111,603

 Operating income (loss)                           (11,386)           7,674           (20,687)          15,107

 Other income (loss), net                           (1,836)           1,328              (166)           2,520
                                                ------------    ------------       -----------      ------------

 Income (loss) before income taxes                 (13,222)           9,002           (20,853)          17,627

 Provision (benefit) for income taxes               (2,527)           1,980            (4,587)           4,136
                                                ------------    ------------       -----------      ------------

 Net income (loss)                             $    (10,695)   $      7,022       $   (16,266)    $     13,491
                                                ============    ============       ===========      ============

 Earnings (loss) per share:
   Basic                                      $      (0.30)    $       0.21      $      (0.46)    $       0.40
   Diluted                                    $      (0.30)    $       0.19      $      (0.46)    $       0.37

 Weighted average shares outstanding:
   Basic                                            35,281           34,183            35,139           33,763
   Diluted                                          35,281           36,602            35,139           36,731

See accompanying notes to consolidated financial statements.

                                                       FILENET CORPORATION
                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                          (In thousands)

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                    ------------------------------   ------------------------------
                                                        2001             2000            2001             2000
                                                    --------------   -------------   -------------    -------------
                                                     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)

 Net income (loss)                                  $    (10,695)     $    7,022     $   (16,266)    $     13,491
                                                      ------------     -----------    ------------    -------------
 Other comprehensive income(loss):
   Foreign currency translation adjustments1              (1,439)           (183)         (4,628)          (1,878)
 Unrealized gains on securities:
    Unrealized holding gains2                                 75              32              91               25
                                                      ------------     -----------    ------------    -------------
 Total other comprehensive loss                           (1,364)           (151)         (4,537)          (1,853)
                                                      ------------     -----------    ------------    -------------
 Comprehensive income (loss)                        $    (12,059)     $    6,871     $   (20,803)    $     11,638
                                                      ============     ===========    ============    =============

-------------------------------------------------------------------------------------------------------------------------------
1 net of tax benefit of $(959) and $(122) for the three months ended June 30, 2001 and 2000, respectively and net of tax benefit of $(3,085)and $(1,252) or the six months ended June 30, 2001 and 2000, respectively

2 net of tax effect of $50 and $21 for the three months ended June 30, 2001 and 2000, respectively and net of tax effect of $61 and $17 for the six months ended June 30, 2001 and 2000, respectively

 See accompanying notes to consolidated financial statements.

                                            FILENET CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                                                                 Six Months Ended June 30,
                                                                            ------------------------------------
                                                                                 2001                2000
                                                                            ----------------   -----------------
                                                                              (unaudited)        (unaudited)
 Cash flows from operating activities:
 Net income (loss)                                                           $   (16,266)         $   13,491
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Purchased in-process research and development                                     -               2,984
     Depreciation and amortization                                                11,936               8,877
     Provision for doubtful accounts                                                 611                 158
     Deferred income taxes                                                           (27)                (86)
     Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                        28,604               1,066
       Inventories                                                                  (453)                330
       Prepaid expenses and other current assets                                     260              (1,936)
       Accounts payable                                                           (5,252)             (5,513)
       Accrued compensation and benefits                                          (6,420)             (2,622)
       Accrued legal fees                                                          4,022               1,300
       Customer deposits/advances                                                  4,823                 (41)
       Unearned maintenance revenue                                               14,934              10,954
       Income taxes payable                                                       (8,645)              1,850
       Other                                                                      (2,451)             (3,908)
                                                                               -------------       ------------
 Net cash provided by operating activities                                        25,676              26,904
                                                                               -------------       ------------

 Cash flows from investing activities:
 Capital expenditures                                                             (9,809)            (12,568)
 Proceeds from sale of equipment                                                      83                 419
 Cash paid for acquisitions                                                            -             (20,000)
 Purchases of marketable securities                                              (72,995)            (16,521)
 Proceeds from sales and maturities of marketable securities                      40,303              16,842
                                                                               -------------       ------------
 Net cash used in investing activities                                           (42,418)            (31,828)
                                                                               -------------       ------------

 Cash flows from financing activities:

 Proceeds from issuance of common stock                                            5,510              17,723
                                                                               -------------       ------------
 Net cash provided by financing activities                                         5,510              17,723
                                                                               -------------       ------------

 Effect of exchange rate changes on cash and cash equivalents                     (3,041)             (1,060)
                                                                               -------------       ------------

 Net increase (decrease) in cash and cash equivalents                            (14,273)             11,739
 Cash and cash equivalents, beginning of year                                    101,497              71,528
                                                                               -------------       ------------
 Cash and cash equivalents, end of period                                    $    87,224          $   83,267
                                                                               =============       ============

 Supplemental cash flow information:
 Interest paid                                                               $        12          $       14
 Income taxes paid                                                           $     4,097          $    2,336
                                                                               =============       ============

See accompanying notes to consolidated financial statements.

                                                       FILENET CORPORATION
                                            Notes To Consolidated Financial Statements
                                                           (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of FileNET Corporation (the "Company") reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the
         Company at June 30, 2001, the results of its operations, and its comprehensive income (loss) for the three and six month periods ended June 30, 2001 and 2000 and its cash flows for the six month periods  ended June 30, 2001 and 2000.
         Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations
         contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's
         Quarterly Report on Form 10Q for the quarter ended March 31, 2001.  The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

         Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately.  SFAS
         No. 141 requires that the purchase method of accounting be used for all business combinations initiated after
         June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of this standard will have a significant impact on its consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assests with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

3.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income (loss)
         by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method.  The dilutive loss per share excludes these adjustments as the impact would be antidilutive.  The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2001 and 2000:

                                             Three months ended June 30,            Six months ended June 30,
                                          ----------------------------------    -----------------------------------
                                                2001               2000               2001              2000
                                          ------------------   -------------    ----------------- -----------------

         Net income (loss)                   $   (10,695)       $   7,022         $   (16,266)     $    13,491
                                          ==================   =============    ================= =================

          Shares used in computing
            basic earnings (loss) per share       35,281           34,183              35,139           33,763
         Dilutive effect of stock plans                -            2,419                   -            2,968
                                          ------------------   -------------    ----------------- -----------------
         Shares used in computing
           diluted earnings (loss) per share      35,281           36,602              35,139           36,731

         Earnings (loss) per basic share     $    (0.30)        $    0.21         $     (0.46)    $       0.40
         Earnings (loss) per diluted share   $    (0.30)        $    0.19         $     (0.46)    $       0.37

4.       ACCUMULATED OTHER COMPREHENSIVE LOSS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements.  SFAS No. 130 was effective for the Company beginning January 1, 1998.  Accordingly, the Company has prepared Statements of Comprehensive Operations for the six months ended June 30, 2001.  Accumulated other comprehensive operations as of  June 30, 2001 is comprised of the following:

                                                                                                Accumulated
                                                        Foreign Currency      Unrealized           Other
                                                          Translation          Holding         Comprehensive
                       (In thousands)                      Adjustment       Gains (Losses)       Operations
                                                        -----------------  -----------------  -----------------
                        Balance, December 31, 2000       $   (11,023)           $   (38)       $   (11,061)
                        Current period changes                (4,628)                91             (4,537)
                                                        -----------------  -----------------  -----------------
                        Balance June 30, 2001            $   (15,651)           $    53        $   (15,598)
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

         The Company's reportable operating segments include Software, Hardware, Customer Support, and Professional Services and
         Education.  The Software operating segment develops and markets the Company's line of Business Process Management solutions for the Enterprise Content Management and Collaborative Commerce markets. The Hardware operating segment manufactures and markets the Company's line of Optical Storage And Retrieval ("OSAR") libraries.  The Customer Support segment provides after-sale support for software, as well as providing software upgrades pursuant to the Company's right to new versions program.  The Professional Services and Education segment provides fee-based implementation and technical services related to the Company's software products and provides training.

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

         Operating segments data for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                 Three months ended June 30,     Six months ended June 30,
        In thousands                                  2001           2000             2001          2000
                                                -----------------------------  -----------------------------
       Software
         Revenue                                  $  28,777      $  49,629       $   61,506     $   97,741
         Operating income (loss)                    (20,092)         1,456          (35,627)         1,175

       Customer Support
         Revenue                                  $  32,690      $  27,017       $   61,829     $   53,097
         Operating income                            10,101          6,737           18,424         14,100

       Professional Services and Education
         Revenue                                  $  18,159      $  13,669       $   34,905     $   27,071
         Operating loss                              (1,055)          (267)          (3,461)          (324)

       Hardware
         Revenue                                  $   2,580      $   4,764       $    7,936     $    9,972
         Operating income (loss)                       (340)          (252)             (23)           156
                                                 ----------------------------  -----------------------------
       Total
         Revenue                                  $  82,206      $  95,079       $  166,176     $  187,881
         Operating income (loss)                    (11,386)         7,674          (20,687)        15,107

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

         On January 8, 1997, the courts stayed the Watermark Case, subject to limited exceptions for certain discovery.

         In March 1997, Eastman Kodak Company purchased the Wang imaging business unit that has responsibility for this litigation.  On July 30, 1997, the Court permitted Eastman and Kodak Limited of England to be substituted in the FileNET
         Case in place of Wang.  On April 24, 2001, the Court permitted Eastman and Kodak Limited to be substituted in the
         Watermark Case in place of Wang.

         In the FileNET Case, the Company moved for summary judgment on noninfringement as to each of the five patents in the suit, and for summary judgment or invalidity as to one of the patents.  Eastman moved for summary judgment as to the
         Company's unenforceability defense on one of the patents.  In July 1998, the Magistrate Judge assigned to the case heard oral arguments on the Company's motion for summary judgment that U.S. Patent 4,918,5688 is not infringed and is invalid.  On June 29, 2001, the Magistrate Judge recommended to the Court that this summary judgment motion be denied.
         The Court has not acted on this recommendation.

         The products at issue in the Watermark Case were phased out as of December 31, 1999.  The Company understands that an affiliate of Kodak may contend that based on an agreement with Eastman Kodak Company, it has the right to pursue certain other Kodak claims in the Watermark Case regarding Watermark products sold prior to the phase out in December 1999.

         The Company believes it has meritorious defenses to any such claim; however, the ultimate outcome of any resulting potential loss cannot be determined at this time.

         Effective June 30, 2001, the Company and Eastman Kodak Company, the parent of Eastman Software, entered into an agreement that settled the FileNET Case.  In accordance with that settlement agreement, the parties filed on
         July 5, 2001, a stipulation dismissing the FileNET Case.

         As of December 31, 2000 the Company had accrued a $2.5 million liability for potential settlement costs and other expenses in connection with these claims.  An additional $4.0 million charge to the financial statements was made in
         June 2001 in connection with the aforementioned legal matters.

         Subsequent to December 31, 1998, the former shareholders of Saros Corporation filed a demand for mandatory arbitration to release approximately 375,700 shares of the Company's stock which were held in escrow pursuant to the Agreement and
         Plan of Merger dated January 17, 1996 among FileNET Corporation, FileNET Acquisition Corporation and Saros Corporation
         and for damages.  The Company and the Shareholders' Agent had agreed to mediate the matter, but the Saros Shareholders'
         Agent cancelled the mediation prior to the scheduled date and renewed their demand for mandatory arbitration.  A binding arbitration proceeding took place during the period March 5, 2001 through March 23, 2001.  On April 24, 2001 the arbitrators issued an interim decision denying all claims asserted by the Shareholders' Agent against the Company, sustaining all claims asserted by the Company, and awarding all of the shares of stock held in escrow to the Company.
         On June 7, 2001 the arbitrators issued a final award which reiterated the principal rulings set forth in the interim decision and awarded all of the stock held in the escrow to the Company.  The final award further determined that the escrowed shares provide the exclusive source for the Company's recovery of its attorneys' fees and costs from the former stockholders of Saros.  These shares will be retired when the Company receives the certificates from the escrow agent.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of
1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to a number of risks and uncertainties, including those discussed below and in the notes to our financial statements for the year ended December 31, 2000.  The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  Readers should carefully review the risk factors described below and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

Overview

FileNET Corporation develops, markets and services Business Process Management solutions for the Enterprise Content Management and Collaborative Commerce markets.  Our enterprise software solutions enable organizations to improve operational efficiency and leverage their content resources by delivering efficient, flexible, and scalable eBusiness process solutions.  By linking customers, business partners, suppliers, and employees, our software solutions help organizations increase productivity,

customer satisfaction, and revenue.  We also offer professional services and training for the implementation of these software solutions, as well as 24 x 7 technical support and services to our customers on a global basis.

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

In April 2001, we announced measures to reduce our workforce and scale back certain facilities in the Far East.  This facility scale back and reduction of 146 employees and contractors worldwide resulted in a one-time charge of  $2.4 million during the second quarter of fiscal 2001.  This charge was recorded in the following income statement categories; $800,000 in cost of service revenue, $300,000 in research and development, and $1.3 million in selling, general and administrative.  A charge of
$4.0 million was recorded in other income (loss) during the second quarter of fiscal 2001 related to matters discussed in Legal
Proceedings.  A $2.0 million charge was recorded in product development for bonus payments associated with the Applications
Partners, Inc. ("API") acquisition from last year.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenues for the periods indicated:

                                                 Three months ended June 30,     Six months ended June 30,
                                               -------------------------------------------------------------
                                                      2001            2000            2001         2000
                                               --------------------------------  ---------------------------

Revenue:
   Software                                           35.0%          52.2%          37.0%       52.0%
   Customer support                                   39.8            28.4            37.2         28.3
   Professional services and education                22.1            14.4            21.0         14.4
   Hardware                                            3.1             5.0             4.8          5.3
                                               -------------   -------------   -------------   -------------
Total Revenue                                        100.0           100.0           100.0        100.0

Cost of revenue:
   Software                                            1.6             4.2             2.0          4.2
   Customer support                                   13.9            11.7            14.2         12.1
   Professional services and education                19.2            12.6            19.4         12.5
   Hardware                                            2.3             4.0             3.2          3.8
                                               -------------   -------------   -------------   -------------
      Total cost of revenue                           37.0            32.5            38.8         32.6
                                               -------------   -------------   -------------   -------------
Gross Profit                                          63.0            67.5            61.2         67.4
                                               -------------   -------------   -------------   -------------
Operating expenses
Research and development                              23.8            14.7            21.4         14.9
Selling, general and administrative                   53.1            41.6            52.2         42.9
In-process research and development                      -             3.1               -          1.6
                                               -------------   -------------   -------------   -------------
      Total operating expenses                        76.9            59.4            73.6         59.4

Operating income (loss)                              (13.9)            8.1           (12.4)         8.0
Other income, net                                     (2.2)            1.4            (0.1)         1.4
                                               -------------   -------------   -------------   -------------
Net income before tax                                (16.1)%           9.5%         (12.5)%        9.4%
                                               =============   =============   =============   =============
Revenue

Total revenue was $82.2 million for the three months ended June 30, 2001 and $95.1 million for the comparable three months ended
June 30, 2000, representing a decrease of $12.9 million, or 14%.  Total revenue was $166.2 million for the six months ended June
30, 2001 and $187.9 million for the comparable six months ended June 30, 2000, representing a decrease of $21.7 million, or
12%.  The decrease in revenue was primarily attributable to lower software revenue as discussed below.

Software revenue consists of fees earned from the licensing of our software products to customers.  Software revenue decreased by 42%, or $20.8 million, to $28.8 million for the three months ended June 30, 2001 from $49.6 million for the three months ended June 30, 2000; and decreased by 37%, or $36.2 million, to $61.5 million for the six months ended June 30, 2001 from $97.7 million for the six months ended June 30, 2000.  Software revenue represented 35.0% of total revenue for the three months ended
June 30, 2001 compared to 52.2% for the comparable period of 2000, and 37.0% of total revenues for the six months ended June 30,
2001 compared to 52.0% for the comparable period of 2000.  The decrease in software revenue was primarily due to the significant economic slowdown in the technology sector which resulted in a significant reduction in the amount and size of customer orders.
Due to poor visibility as a result of the current economic environment, we are not currently able to assess the likely trend of software revenue in future periods.

Customer support revenue consists of revenue from software maintenance contracts, "fee for service" revenues and the sale of
spare parts and supplies.   Customer support revenue increased by 21%, or $5.7 million, to $32.7 million for the three months ended June 30, 2001 from $27.0 million for the three months ended June 30, 2000, and increased by 16%, or $8.7 million, to $61.8 million for the six months ended June 30, 2001 from $53.1 million for the six months ended June 30, 2000.  Customer support revenue represented 39.8% of total revenues for the three months ended June 30, 2001 compared to 28.4% for the comparable period of 2000, and represented 37.2% of total revenues for the six months ended June 30, 2001 compared to 28.3% for the comparable
period of 2000.   The increase in customer support revenue was primarily due to the growth in our base of customers who receive ongoing maintenance as a result of new customer sales and sales of additional products to our installed base.  However, a prolonged economic slowdown will result in a decrease in the growth rate of customer support revenue.

Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers and training services.  Professional services are generally performed on a time and material basis.  Professional services and education revenue increased by 33%, or
$4.5 million, to $18.2 million for the three months ended June 30, 2001 from $13.7 million for the three months ended June 30,
2000, and increased 29%, or $7.7 million, to $34.9 million for the six months ended June 30, 2001 from $27.1 million for the six months ended June 30, 2000.  Professional services and education revenue represented 22.1% for the three months ended June 30,
2001 compared to 14.4% for the comparable period in 2000, and represented 21.0% for the six months ended June 30, 2001 compared to 14.4% for the comparable period in 2000.  The increase in professional services and education revenue was primarily attributable to an increase in custom development projects and an increase in sales of prepackaged service offerings, which include both consulting and training.  As part of our business plan, we have focused on expanding our professional services capabilities to support our solutions and applications strategy and we plan to continue such focus.  However, a prolonged economic slowdown will result in a decrease in the growth rate of professional services and education revenue.

Hardware revenue is generated primarily from the sale of 12-inch Optical Storage And Retrieval("OSAR")libraries.  Hardware revenue decreased by 46%, or $2.2 million, to $2.6 million for the three months ended June 30, 2001 from $4.8 million for the three months ended June 30, 2000, and decreased by 20%, or $2.0 million, to $8.0 million for the six months ended June 30, 2001 from $10.0 million for the six months ended June 30, 2000.  Hardware revenue represented 3.1% of total revenues for the three months ended
June 30, 2001 compared to 5.0% for the comparable period of 2000, and represented 4.8% of total revenues for the six months ended
June 30, 2001 compared to 5.3% for the comparable period of 2000.  Although we anticipated hardware revenue to remain relatively constant quarter to quarter in 2001, the economic downturn caused a reduction in orders for the OSAR product in the three months ended June 30, 2001 resulting in decreased hardware revenue for this period.  We expect hardware to diminish as a percentage of sales going forward.

International revenue accounted for 22% of total revenue, or $18.1 million for the three months ended June 30, 2001 and 25% of total revenue, or $23.8 million, for the three months ended June 30, 2000.  International revenue accounted for 27% of total revenue, or $44.6 million, for the six months ended June 30, 2001, and 26% of total revenue, or $49.7 million, for the six months ended June 30, 2000.  The decrease in international revenue is primarily attributable to a significant decrease in international software revenue in Europe for the quarter ending June 30, 2001.  This decrease is a result of a significant reduction in the amount and size of customer orders in Europe due to a major slowdown in IT spending. Europe is our largest international market and with this current market downturn, we anticipate international revenues will be below prior year results for the foreseeable future.

Cost of Revenue

Total cost of revenue  decreased  to $30.5  million  for the three  months  ended June 30,  2001 from $30.9  million for the three months ended June 30, 2000,  representing  a decrease of $0.4 million,  or 1%. For the six months ended June 30, 2001,  total cost of revenue  increased to $64.5  million from $61.2  million for the six months  ended June 30, 2000,  representing  an increase of
$3.3  million,  or 5%. A one-time  workforce  reduction  charge of $800K was  recorded  in cost of service  revenue  for the three months ended June 30, 2001.

Cost of software  revenue  includes  royalties paid to third  parties,  media costs,  and the cost to  manufacture  and distribute software.  The cost of  software  revenue  decreased  by 66% to $1.4  million for the three  months  ended June 30, 2001 from $4.0 million for the three  months  ended June 30,  2000,  and  decreased by 57% to $3.4 million for the six months ended June 30, 2001 from $7.9 million for the six months ended June 30, 2000.  These costs  represented 5% and 8% of the related  software revenue for the three  months ended June 30, 2001 and 2000,  respectively,  and 6% and 8% of the related  software  revenue for the six months ended June 30, 2001 and 2000,  respectively.  The  decrease in absolute  dollars is directly  related to  decreased  revenue.  The decrease as a percentage of software revenue is primarily  attributable to lower fixed  distribution  costs as well as a reduction in royalty costs related to the mix of products containing third party licenses.

Cost of customer support revenue includes costs of customer support  personnel,  cost of supplies and spare parts, and the cost of third-party  hardware  maintenance.  The cost of customer  support  revenue  increased by 3% to $11.5 million for the three months ended June 30, 2001 from $11.2  million for the three  months ended June 30, 2000,  and  increased by 3% to $23.5  million for the six months ended June 30, 2001 from $22.8 million for the six months ended June 30, 2000.  These costs  represented 35% and 41% of the related  customer  support  revenue for the three  months ended June 30, 2001 and 2000,  respectively,  and 38% and 43% of the related  customer  support  revenue for the six months ended June 30, 2001 and 2000,  respectively.  This decrease as a percentage of customer support revenue is primarily  attributable to process  improvement that allowed growth in the customer base generating increased revenue without a proportional increase in support personnel and cost.

Cost of professional  services and education  revenue consists  primarily of costs of professional  services  personnel,  training personnel,  and  third-party  contractors.  The cost of  professional  services and  education  revenue  increased by 32% to $15.8 million for the three months ended June 30, 2001 from $11.9  million for the three  months ended June 30, 2000,  and  increased by
38% to $32.3  million for the six months  ended June 30, 2001 from $23.4  million for the six months  ended June 30,  2000.  These costs  represented  87% of the related  professional  services and education  revenue for the three months ended June 30, 2001 and
2000,  respectively,  and 93% and 86% of the related professional services and education revenue for the six months ended June 30,
2001 and  2000,  respectively.  This  increase  in cost as a  percentage  of  revenue  for the six month  period  year to year was primarily  due to growth in personnel to support  expected  increases in  deployment  of  applications  and  solutions,  with such associated  expense  not fully  absorbed  by  increases  in revenue.  However,  cost as a percent of revenue for the three  months ended June 30, 2001  compared to the same three  months in 2000  indicate  that  increases  in revenue are  reaching a level where these cost increases are being absorbed.

Cost of hardware  revenue  includes  the cost of  assembling  and  distributing  our OSAR library  products,  the cost of hardware integration  personnel,  and warranty costs.  The cost of hardware  revenue  decreased by 52% to $1.8 million for the three months ended June 30, 2001 from $3.8 million for the three months ended June 30, 2000,  and  decreased by 25% to $5.3 million for the six months ended June 30, 2001 from $7.1 million for the six months ended June 30, 2000.  These costs  represented  72% and 80% of the related  hardware  revenue  for the three  months  ended  June 30,  2001 and 2000,  respectively,  and 67% and 71% of the  related hardware  revenue for the six months  ended June 30, 2001 and 2000,  respectively.  The  decreased  cost of hardware  revenue as a percentage of hardware revenue was primarily due to decreased production expenses.

Operating Expenses

Research and development expense primarily consists of costs of personnel to support product development.  Research and development expense increased by 40% to $19.5 million for the three months ended June 30, 2001 from $13.9 million for the three months ended June 30, 2000, and represented 23.8% and 14.7% of total revenue for these respective periods. Research and development expense increased 27% to $35.6 million for the six months ended June 30, 2001 from $28.1 million for the six months ended June 30 2000, and represented  21.4% and 14.9% of total revenue for these respective periods.  This increase in absolute dollars in the three and six month periods ended June 30, 2001 over the comparable period in 2000 was primarily due to a one time charge of $2.0 million for bonuses related to the May 2000 acquisition of Applications Partners Incorporated ("API"), a one-time workforce reduction charge of $300,000, increased salary expense as a result of competition in the market for software engineers and increased consulting expense due to greater use of contract developers as we aggressively develop new products.
The increase in research and development costs as a percentage of total revenue for these same periods is directly related to the decrease in total revenues for the three and six month periods ended June 30, 2001 compared to June 30, 2000, as described above with no significant reduction in research and development costs.

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

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and other expenses related to the direct and in-direct sales force; various marketing expenses; the cost of other market development programs;
personnel costs for finance, information technology, legal, human resources and general management; and the cost of outside professional services.  Selling, general and administrative expense increased by 10% to $43.6 million for the three months ended
June 30, 2001 from $39.6 million for the three months ended June 30, 2000, and represented 53.1% and 41.6% of total revenue for these respective periods. Selling, general and administrative expenses increased by 8% to $86.8 million for the six months ended
June 30, 2001 from $80.6 million for the six months ended June 30, 2000 and represented 52.2% and 42.9% of total revenue for these respective periods.  The increase in absolute dollars for the three and six months ended June 30, 2001 over the comparable period in 2000 was primarily a result of increases in salaries, IT and facility expenses, goodwill, consulting and bad debt expense.  A one-time charge in June 2001 of $1.3 million for workforce reduction is included in salary expense.  The increase in selling, general and administrative expense as a percent of total revenue for these same periods is primarily due to a lower revenue base for the three and six month periods ended June 30, 2001 compared to June 30, 2000, with no significant reduction in these costs.

Amortization of Intangibles and In-process Research and Development

In connection with our acquisition of certain assets from API on May 18, 2000, the purchase price amount allocated to goodwill of $14.6 million is being amortized over a useful life of five years and assembled workforce of $386,000 is being amortized over a useful life of three years. These costs are recorded in selling, general and administrative and are presented in the following table:

                                             Three months ended June 30,           Six months ended June 30,
                                         ------------------------------------  -----------------------------------
                                               2001               2000               2001              2000
                                         ------------------ -----------------  ----------------- -----------------
Amortization of purchased intangibles        $  762            $   254           $  1,539            $  254

Based upon an independent third party appraisal, $3.0 million of the purchase price was allocated to in-process research and development which was immediately expensed.  The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified.  The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percentage of completion of the projects and an estimate of the costs to complete the projects.  New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated to be 88% complete at the date of the acquisition. The cost to complete the project was estimated at $300,000, which was expected to be incurred over a three-month period.  We incurred approximately $356,000 of research and development expenses related to the project, which was 100% complete as of September 30, 2000.

Other Income (Loss), Net

Other income  (loss),  net consists  primarily of interest  income  earned on our cash and cash  equivalents,  short and long-term investments,  and other items including  foreign  exchange gains and losses,  the gain on sale of fixed assets,  legal  settlement costs, and interest  expense.  Other loss, net was $1.8 million for the three months ended June 30, 2001 compared to other income, net of $1.3  million for the three  months  ended June 30,  2001.  Other loss,  net was $166,000 for the six months ended June 30,
2001  compared to other  income,  net of $2.5  million for the six months  ended June 30,  2000.  The loss in the 2001 periods was primarily attributable to a one time charge of $4.0 million in the second quarter for legal costs offset by increases in interest income directly related to higher cash balances and a net foreign exchange gain.

Income Taxes

Our combined federal, state and foreign annual effective tax rate for the three months ended June 30, 2001, was 19% compared to
22% for the comparable period in 2000.   The combined federal, state and foreign annual tax rate for the six months ended
June 30, 2001, was 22% compared to 23% for the comparable period in 2000.  FileNET management will continue weighing various evidence throughout the year to assess the recoverability of its recorded deferred assets and the need for any valuation allowance against such amounts.

Liquidity and Capital Resources

At June 30, 2001, combined cash, cash equivalents and investments totaled $157.7 million, an increase of $18.3 million from
December 31, 2000.  Cash provided by operating activities during the six months ended June 30, 2001 totaled $25.7 million and resulted primarily from a significant decrease in accounts receivable, an increase in unearned maintenance revenue related to prepaid maintenance contracts, increases in customer advances; and additions to net income for depreciation and amortization expense offset by decreases in accounts payable and accrued compensation and benefits.  Cash used by investing activities totaled $42.4 million and was a result of capital expenditures of $9.8 million and net purchases of marketable securities of
$32.7 million.  Cash provided by financing activities totaled $5.5 million and was a result of proceeds received from the exercise of employee stock options and stock purchases under the employee stock purchase plan.

Accounts receivable decreased to $58.6 million at June 30, 2001 from $90.2 million at December 31, 2000.  This decrease is primarily a result of decreased revenue.  Current liabilities increased to $92.2 million at June 30, 2001 from $91.9 million at
December 31, 2000.  The increase in current liabilities is primarily a result of increases in unearned maintenance revenue and other accrued liabilities, which include customer deposits and advances and a reserve for legal settlements, offset by decreases in accounts payable, accrued compensation and benefits and income tax payable.

We have a $ 5,000,000 Multi-currency revolving line of credit available for one year until June 28, 2002.  Borrowings under the arrangement are unsecured and bear interest at one hundred and twenty basis points over the London Interbank Offered Rate.  A commitment fee of twenty-five basis points is assessed against any undrawn amounts.  There were no borrowings outstanding at
June 30, 2001.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts that were not formerly considered derivatives and now may meet the definition of a derivative. Additionally, this standard will require us to record all derivatives on the balance sheet at fair value.  For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. We adopted this standard effective January 1, 2001 with no significant effect to the results of operations, financial position, or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which is effective immediately.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  We do not believe that the adoption of this standard will have a significant impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assests with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

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

We have made the necessary interim changes to our internal business systems to support transactions denominated in the EURO, including establishing EURO price lists for affected countries.  A plan to complete the system changes to fully implement EURO reporting requirements is on schedule for the third quarter of this year. We have evaluated the impact the conversion to the
EURO will have on our financial condition and results of operations.  Based on this evaluation to date, we currently do not believe that there will be a material impact on our financial condition or results of operations as a result of the EURO conversion.

>Environmental Matters.  We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business.

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

Current  Economic  Conditions  May Affect  Results.  During the first six months of 2001,  we  experienced  a decrease in software revenue.  We believe  that this  decrease is  primarily  due to a macro  economic  slow down which  spread to Europe in the second quarter and may continue.  The slowdown has decreased our visibility and increased the risk to our revenue stream.

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

     o   the industry-wide slow down in IT spending and our diminished sales visibility;
     o   the discretionary nature of our customers' budget and purchase cycles and the absence of long-term customer purchase commitments;
     o   the tendency to realize a substantial percentage of  our revenue in the last weeks, or even days, of each quarter;
     o   the potential for delays or deferrals of customer orders;
     o   the budget cycles of our customers;
     o   the size, complexity and timing of individual transactions;
     o   changes in foreign currency exchange rates and the impact of the EURO currency;
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
     o   acquisitions by us and our competitors;
     o   our ability to develop and market new software products and control costs;
     o   the quality of our customer support; and
     o   the level of international sales.

The decision to implement our products is subject to each customer's resources and budget availability.  Our quarterly sales generally include a mix of medium sized orders, along with several large individual orders, and as a result, the loss or delay of an individual large order could have a significant impact on our quarterly operating results and revenue.  Our operating expenses are based on projected revenue trends and are generally fixed.  Therefore, any shortfall from projected revenue may cause significant fluctuations in operating results from quarter to quarter.  As a result of these factors, revenues and operating results for any quarter are subject to fluctuations and are not predictable with any significant degree of accuracy.
Therefore, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.  Moreover, such factors could cause our operating results in a given quarter to be below the expectations of public market analysts and investors.  In either case, the price of our common stock could decline materially.

The Markets in Which We Operate Are Highly Competitive.  The markets we serve are highly competitive and we expect competition to intensify. Our future financial performance will depend primarily on the continued growth of the markets for our software products and services as well as the purchase of our products by customers in these markets.  If the markets we serve fail to grow or grow more slowly than we currently anticipate, our business, financial condition and operating results would be harmed.
These intensely competitive markets are highly fragmented and rapidly changing and there are certain competitors of ours with substantially greater sales, marketing, development and financial resources.  Our present or future competitors may be able to develop software products comparable or superior to those offered by us, offer lower priced products or adapt more quickly than we do to new technologies or evolving customer requirements. In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current software products and innovations. We cannot assure you that we will be able to continue to compete effectively in our target markets or that future competition will not have a material adverse effect on our business, financial condition or results of operations.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets we serve.  Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change.  The market for our software and services is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell products will be dependent upon our ability to continue to enhance our existing software and services offerings, develop and introduce, in a timely manner, new software products incorporating technological advances and respond to customer requirements. Our future success also depends, in part, on our ability to execute on our strategy of developing Business Process Management solutions for the Enterprise Content
Management and Collaborative Commerce markets.  This strategy may require us to develop and maintain relations with technology partners.  We may not be successful in maintaining these relationships or in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements.  We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these products and enhancements.  In addition, these products and enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance.  If we fail to successfully maintain or establish  relationships with  technology partners or to execute on our integrated product solution strategy, or if release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business operating results and financial condition  could be materially harmed.  In the past, we have experienced delays in the release dates of enhancements and new releases to our products and we cannot assure you that we will not experience significant future delays in product introduction. From time to time, we or our competitors may announce new software products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing software products.  We cannot assure you that announcements of currently planned or other new software products will not cause customers to delay their purchasing decisions in anticipation of such software products, and such delays could have a material adverse effect on our business and operating results.

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

We may, from time to time, be notified that we are infringing certain patent or intellectual property rights of others. While there are no material actions, other than those discussed in this report, currently pending against us for infringement of patent or other proprietary rights of third parties, we cannot assure you that third parties will not initiate infringement actions against us in the future. Combinations of technology acquired through past or future acquisitions and our technology will create new software products and technology that also may give rise to claims of infringement.  Infringement actions can result in substantial costs and diversion of resources, regardless of the merits of the actions. If we were found to infringe upon the rights of others, we cannot assure that we could redesign the infringing products or could obtain licenses on acceptable terms, if at all.  Additionally, significant damages for past infringement could be assessed or future litigation relative to any such licenses or usage could occur. An adverse disposition of any claims or the advent of litigation arising out of any claims of infringement, may have a material adverse effect on our business, financial condition or results of operations.

We Depend on Certain Strategic Relationships.  In order to expand the distribution of our products and broaden our product offerings, we have established strategic relationships with a number of indirect channel partners and other consultants that provide marketing and sales opportunities for us. We have entered into key formal and informal agreements with other companies such as CrossWorlds, Hewlett-Packard Company, IBM Global Services, Microsoft Corporation, SAP AG, Siebel Systems Inc, Sun
Microsystems, Inc., and Vignette Corporation.  Certain of these agreements do not have minimum purchase requirements and/or are cancelable at will.  We cannot assure you that these companies will not reduce or discontinue their relationships with, or support of, FileNET and our products. Our failure to maintain these relationships, or to establish new relationships in the future, could harm our business, financial condition and results of operations.

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

We Must Retain and Attract Key Executives and Personnel.  Our success depends to a significant degree upon the continued
contributions of our key management,  as well as other marketing, technical and operational personnel.    The loss of the
services of one or more key employees could have a material adverse effect on our operating results.  We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled management, technical, marketing, product development and operational personnel and consultants.  Competition for such personnel, particularly software developers, professional service consultants and other technical personnel, is intense, and pay scales in the software industry have significantly increased.  We cannot assure you that in the future we will be successful in attracting and retaining such personnel.

We are Subject to Many Risks Internationally.  Historically, we have derived approximately [30%] of our total revenue from international sales through our worldwide network of subsidiaries and channel partners.  International business is subject to certain risks including, but not limited to, the following:

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
     o   the possibility of difficulties in collecting accounts receivable; and
     o   longer payment cycles.

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

Our Stock Price Has Been and May Continue to Be Volatile.  The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, among others, some of which are beyond our control:

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
     o   fluctuations in general stock market prices and volume, which are particularly common among highly volatile securities of Internet and software companies; and
     o   other general economic and market conditions.

In recent years, the stock market, in general, has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar  to ours.  Some of these fluctuations have been unrelated to the operating performance of the affected companies.  These market fluctuations may decrease the market price of our common stock in the future.

Acquisitions of Companies or Technologies May Result in Disruptions to Our Business and Diversion of Management Attention.
As part of our business strategy, we frequently evaluate strategic acquisition opportunities.  We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines.  Acquisitions involve significant risks and could divert management's attention from the day-to-day operations of our ongoing business.
Additionally, such acquisitions may include numerous other risks, including, but not limited to the following:

     o   difficulties in the integration of the operations, products and personnel of the acquired companies;
     o   the incurrence of debt and amortization expenses related to goodwill and other intangible assets or any other unforeseen adverse accounting treatment;
     o   liabilities and risks that are not known or identifiable at the time of the acquisition;
     o   the potential loss of current customers and/or retention of the acquired company's customers; and
     o   the potential loss of key personnel of the acquired company.

If we fail to successfully manage future acquisitions or fully integrate future acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of the acquisitions and such acquisitions may harm our business and financial results.

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

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses.  The impact to net income from foreign exchange transactions and hedging activities is immaterial for all periods reported.  As of June 30, 2001, we had forward exchange contracts outstanding totaling approximately
$6,706,410 in nine currencies at the current market rate on that day.  All of these contracts mature within three months.

Other comprehensive loss reflects an increase of $4.5 million for the six months ended June 30, 2001 in the unrealized loss due to foreign currency translation.  This increase was primarily attributable to unrealized losses associated with the weakening of the EURO currency against the U.S. dollar during the period.

Management believes that inflation has not had a significant impact on the prices of our products, the cost of our materials, or our operating results for the three and six months ended June 30, 2001 and 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)   The 2001 Annual Meeting of Stockholders of the Company was held at 9:00 a.m. on May 16, 2001, in Costa Mesa, California.

     (b)   At the annual meeting, the following six individuals were elected to the Company's Board of Directors, constituting all members of the Board of Directors:

      ------------------------------------- ----------------------------------- --------------------------
      Nominee                               Affirmative Votes                   Votes Withheld
      ------------------------------------- ----------------------------------- --------------------------
      L. George Klaus                       31,537,241                          593,739
      ------------------------------------- ----------------------------------- --------------------------
      William P. Lyons                      31,548,699                          582,281
      ------------------------------------- ----------------------------------- --------------------------
      Lee D. Roberts                        29,368,736                          2,762,244
      ------------------------------------- ----------------------------------- --------------------------
      John C. Savage                        31,551,260                          579,720
      ------------------------------------- ----------------------------------- --------------------------
      Roger S. Siboni                       25,936,918                          6,194,062
      ------------------------------------- ----------------------------------- --------------------------
      Theodore J. Smith                     31,542,540                          588,440
      ------------------------------------- ----------------------------------- --------------------------

     (c)   The Company's stockholders were asked to approve an amendment to the Company's 1995 Stock Option Plan (the "1995 Plan")
           to increase the number of shares of Common Stock issuable under the 1995 Plan by an additional 1,400,000 shares.  This proposal was approved in accordance with the following vote of stockholders:

     ---------------------------- -------------------------- -------------------------- ------------------
                                                                                        Broker
     Votes For                    Votes Against              Abstentions                Non-Votes
     ---------------------------- -------------------------- -------------------------- ------------------
     20,431,360                   11,637,932                 61,688                     0
     ---------------------------- -------------------------- -------------------------- ------------------

     (d)   The Company's stockholders were asked to approve an amendment to the 1998 Employee Stock Purchase Plan (the "1998
           Purchase Plan") to increase the number of shares of Common Stock issuable under the 1998 Purchase Plan by an additional
           300,000 shares.  This proposal was approved in accordance with the following vote of stockholders:

     ---------------------------- -------------------------- -------------------------- ------------------
                                                                                        Broker
     Votes For                    Votes Against              Abstentions                Non-Votes
     ---------------------------- -------------------------- -------------------------- ------------------
     30,670,930                   1,390,677                  69,373                     0
     ---------------------------- -------------------------- -------------------------- ------------------

     (e)   The  Company's  stockholders were asked to ratify the  Company's appointment of Deloitte and Touche LLP as independent accountants of the Company for the fiscal year ending  December 31, 2001.  This proposal was approved in accordance with the following vote of stockholders:

     ---------------------------- -------------------------- -------------------------- ------------------
                                                                                        Broker
     Votes For                    Votes Against              Abstentions                Non-Votes
     ---------------------------- -------------------------- -------------------------- ------------------
     31,988,543                   88,533                     53,904                     0
     ---------------------------- -------------------------- -------------------------- ------------------

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

     (b)   No reports on Form 8-K were filed during the second quarter of 2001.

                                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FILENET CORPORATION

August 14, 2001
---------------
Date
                                     By:  /s/  Sam M. Auriemma
                                          --------------------
                                          Sam M. Auriemma, Chief Financial Officer and Senior
                                          Vice President, Finance (Principal Financial and Accounting Officer)

                                                    INDEX TO EXHIBITS
Exhibit No.    Description
-------------- ----------------------------------------------------------------------------------------------------

 3.1*          Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant's Form S-4 filed on January  26, 1996; Registration No. 333-00676).

 3.1.1*        Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to
               Registrant's Form  S-4 filed on January  26, 1996, Registration No. 333-00676).

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

 4.2*          Rights Agreement, dated as of November 4, 1988 between FileNET Corporation and the First National
               Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of
               Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Registrant's Form S-4 filed on January  26, 1996; Registration No. 333-00676).

 4.3*          Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to Rights Agreements between FileNET Corporation and BANKBOSTON N.A. formerly known as The First National Bank of
               Boston (filed as Exhibit 4.3 to Registrant's Form 10-Q for the quarter ended September 30, 1998).

10.1*          Second Amended and Restated Credit Agreement (Multicurrency) by and among the Registrant and Bank of America National Trust and Savings Association  dated  June 30,  1999,  effective  June 30,
               1999 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended June 30, 1999).

10.2*          Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated April 30, 1987 (filed as Exhibit 10.19 to the Form S-1).

10.3*          Third Amendment to the Lease between the Registrant and C. J. Segerstrom and Sons dated April 30,
               1987, for additional facilities at the headquarters of the Company, dated October 1, 1992  (filed as exhibit 10.7 to Registrant's Form 10-K filed on April 4, 1997).

10.4*          Fifth Amendment to the Lease between the Registrant and C. J. Segerstrom and Sons dated April 30,
               1987,  for the extension of the term of the lease, dated  March 28, 1997 (filed as exhibit 10.8 to
               Registrant's Form 10-Q for the quarter ended March 31, 1997).

10.5*          1989 Stock Option Plan for Non-Employee Directors of FileNET Corporation, as amended by the First
               Amendment, Second Amendment, and Third Amendment thereto (filed as Exhibit 10.9 to Registrant's
               Form S-4 filed on January  26, 1996; Registration No. 333-00676).

10.6*          Amended and Restated 1995 Stock Option Plan of FileNET (filed as Exhibit 99.1 to Form S-8 filed on
               October 29, 1999; Registration No. 333-89983).

10.7*          Second Amended and Restated Stock Option Plan of FileNET Corporation, together with the forms of
               Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits
               4(a), 4(b) and 4(c), respectively, to the Registrant's Form S-8, Registration No. 33-48499), and
               an Amendment thereto (filed as Exhibit 4(d) to the Registrant's Form S-8,  Registration No.
               33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy
               Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

10.8*          Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum)
               between Registrant and Mr. Lee Roberts (filed as exhibit 99.17 to Registrant's Form S-8 filed on
               August 20, 1997).

10.9*          Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum)
               between Registrant and Mr. Ron Ercanbrack (filed as exhibit 99.19 to Registrant's Form S-8 filed on August 20, 1997).

10.10*         Agreement and Plan of Merger between the Registrant and Watermark Software Inc. dated July 18,
               1995 (filed as Exhibit 10.27 to Registrant's Form 10-Q for the quarter ended July 2, 1995).

10.11*         Agreement and Plan of Merger between the Registrant and Saros Corporation, as amended, dated
               January 17, 1996 (filed as Exhibits 2.1, 2.2, 2.3, and 2.4 to Registrant's Form 8-K filed on March
               13, 1996).

----------------------------------------------
* Incorporated herein by reference

Exhibit No.               Description
------------- ----------------------------------------------------------------------------------------------------

10.12*         Stock Purchase Agreement by and among FileNET Corporation, IFS Acquisition Corporation, Jawaid
               Khan and Juergen Goersch dated January 17, 1996 and Amendment 1 to Stock Purchase Agreement dated
               January 30, 1996 (filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31,
               1995).

10.13*         Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.15 to Registrant's Form S-8, filed on August 8, 2000; Registration No. 333-43254).

10.14*         FileNET Corporation International Employee Stock Purchase Plan.  (filed as Exhibit 99.16 to
               Registrant's Form S-8, filed on August 8, 2000; Registration No. 333-43254).

10.15*         Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Registrant's Form 10Q for the quarter ended
               September 30, 1999).

10.16*         Asset Purchase Agreement between the Registrant and Application Partners, Inc. dated May 18, 2000
               (filed as Exhibit 10.24 to Registrant's Form 10Q for the quarter ended June 30, 2000).

10.17*         Written Compensation Agreement and Non-Statutory Stock Option Agreement (with Notice of Grant of
               Stock Option and Special Addendum) between Registrant and Mr. Auriemma (filed as exhibit 99.1 and
               99.2 to Registrant's Form S-8 filed  on April 20, 2001; Registration No. 333-59274).

-----------------------------------------------
* Incorporated herein by reference

