Form 10-Q
period 2001-09-30
FILENET CORP
filed 2001-11-14
CIK 706015

                                                               FORM 10-Q

                                                  SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, D.C. 20549

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                                                  OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

                                                   Commission file number: 00-15997

                                                      FILENET CORPORATION
                                        (Exact name of Registrant as specified in its charter)

                          Delaware                                               95-3757924
-------------------------------------------------------              ------------------------------------------
      (State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                       organization)

                                         3565 Harbor Boulevard, Costa Mesa, CA 92626
                              -------------------------------------------------------------------
                                       (Address of principal executive offices) (Zip code)

                                                      (714) 327-3400
                              -------------------------------------------------------------------
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
Yes  |X|  No |_|

As of November 9, 2001, there were 35,222,765 shares of the Registrant's common stock outstanding.

                                                          FILENET CORPORATION
                                                                 Index

                                                                                                    Page
                                                                                                  Number
----------          ----------------------------------------------------------------------    ----------

PART I.             FINANCIAL INFORMATION.................................................             3

Item 1.             Consolidated Financial Statements.....................................             3

Item 2.             Management's Discussion and Analysis of Financial Condition

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                                          FILENET CORPORATION
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share amounts)

                                                                     September 30,           December 31,
                                                                          2001                  2000
                                                                   -------------------    ------------------
                                                                       (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                                        $         101,974      $         101,497
   Short-term investments                                                      59,256                 36,960
   Accounts receivable, net                                                    46,072                 90,166
   Inventories, net                                                             3,080                  3,393
   Prepaid expenses and other current assets                                   10,184                  9,682
   Deferred income taxes                                                        6,028                  5,660
                                                                   -------------------    ------------------
   Total current assets                                                       226,594                247,358

 Property, net                                                                 48,269                 49,757
 Long-term investments                                                          1,039                    999
 Intangible assets, net                                                        11,053                 13,457
 Deferred income taxes                                                         18,779                 10,278
 Other assets                                                                     771                  1,721
                                                                   -------------------    ------------------

     Total assets                                                   $         306,505      $         323,570
                                                                   ===================    ==================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                 $           9,474      $          16,638
   Accrued compensation and benefits                                           20,442                 26,245
   Unearned maintenance revenue                                                35,945                 20,892
   Income taxes payable                                                         6,591                  9,679
   Accrued expenses                                                             6,586                  9,657
   Other accrued liabilities                                                   11,610                  8,764
                                                                   -------------------    ------------------
   Total current liabilities                                                   90,648                 91,875

 Other liabilities and unearned maintenance revenue                             5,374                  6,738

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000 shares
     authorized; none issued and outstanding                                        -                      -
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 36,118,316 shares issued and 35,020,316
     shares outstanding at September 30, 2001; and 35,940,876
     shares issued and 34,842,876 shares outstanding at
     December 31, 2000                                                        194,900                189,057
   Retained earnings                                                           43,034                 61,528
   Accumulated other comprehensive loss                                       (12,884)               (11,061)
                                                                   -------------------    ------------------
                                                                              225,050                239,524
   Treasury stock, at cost; 1,098,000 shares                                  (14,567)               (14,567)
                                                                   -------------------    ------------------
   Total stockholders' equity                                                 210,483                224,957
                                                                   -------------------    ------------------

     Total liabilities and stockholders' equity                     $         306,505      $         323,570
                                                                   ===================    ==================
See accompanying notes to consolidated financial statements.

                                                                       FILENET CORPORATION
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (In thousands, except per share data)

                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                            -------------------------------------    -----------------------------------
                                                 2001                2000                 2001               2000
                                            ---------------   -------------------    ---------------   -----------------
                                             (Unaudited)         (Unaudited)          (Unaudited)        (Unaudited)
 Revenue:
   Software                                  $      26,923     $     50,031           $     88,429      $    147,772
   Service                                          50,398           43,553                147,132           123,721
   Hardware                                          2,748            5,561                 10,684            15,533
                                            ---------------   -------------------    ---------------   -----------------
   Total revenue                                    80,069           99,145                246,245           287,026
                                            ---------------   -------------------    ---------------   -----------------

 Costs:
   Cost of software revenue                          2,254            3,297                  5,639            11,208
   Cost of service revenue                          22,605           25,929                 78,358            72,110
   Cost of hardware revenue                          2,514            2,881                  7,850             9,960
                                            ---------------   -------------------    ---------------   -----------------
   Total cost of revenue                            27,373           32,107                 91,847            93,278

     Gross Profit                                   52,696           67,038                154,398           193,748

 Operating expenses:
   Research and development                         16,936           14,932                 52,548            43,001
   Selling, general and administrative              40,287           40,347                127,064           120,897
   In-process research and development                   -                -                      -             2,984
                                            ---------------   -------------------    ---------------   -----------------
   Total operating expenses                         57,223           55,279                179,612           166,882

 Operating income (loss)                            (4,527)          11,759                (25,214)           26,866

 Other income, net                                   1,671            1,328                  1,505             3,848
                                            ---------------   -------------------    ---------------   -----------------

 Income (loss) before income taxes                  (2,856)          13,087                (23,709)           30,714

 Provision (benefit) for income taxes                 (628)           2,879                 (5,215)            7,015
                                            ---------------   -------------------    ---------------   -----------------

 Net income (loss)                           $      (2,228)    $     10,208           $    (18,494)     $     23,699
                                            ===============   ===================    ===============   =================

 Earnings (loss) per share:
   Basic                                     $       (0.06)    $       0.30           $      (0.53)     $       0.70
   Diluted                                   $       (0.06)    $       0.28           $      (0.53)     $       0.65

 Weighted average shares outstanding:
   Basic                                            35,008           34,382                 35,096            33,970
   Diluted                                          35,008           36,226                 35,096            36,563

See accompanying notes to consolidated financial statements.

                                                                       FILENET CORPORATION
                                                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                                         (In thousands)

                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                  --------------------------------   -------------------------------
                                                         2001             2000            2001             2000
                                                    --------------   -------------   -------------    --------------
                                                     (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)

 Net income (loss)                                   $   (2,228)      $    10,208     $  (18,494)      $   23,699
                                                    --------------   -------------   -------------    --------------
 Other comprehensive income (loss):
   Foreign currency translation adjustments1               2,642           (4,014)         (1,986)         (5,892)
 Unrealized gains on securities:
    Unrealized holding gains2                                 72               25             163              50
                                                    --------------   -------------   -------------    --------------
 Total other comprehensive income (loss)                   2,714           (3,989)         (1,823)         (5,842)
                                                    --------------   -------------   -------------    --------------
 Comprehensive income (loss)                         $       486      $     6,219     $   (20,317)     $   17,857
                                                    ==============   =============   =============    ==============

---------------------------------------------------------------------------------------------------------------------------------
1 net of tax effect of $1,761 and tax effect of $(2,676) for the three months ended September 30, 2001 and 2000, respectively and net of tax effect of $(1,324) and $(3,928) for the nine months ended September 30, 2001 and 2000, respectively

2 net of tax effect of $48 and $17 for the three months ended September 30, 2001 and 2000, respectively and net of tax effect of
  $109 and  $33 for the nine months ended September 30, 2001 and 2000, respectively

See accompanying notes to consolidated financial statements.

                                                         FILENET CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                                              Nine Months Ended September 30,
                                                                            ------------------------------------
                                                                                 2001                2000
                                                                            ----------------   -----------------
                                                                              (unaudited)        (unaudited)
 Cash flows from operating activities:
 Net income (loss)                                                           $      (18,494)    $        23,699
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     In-process research and development                                                  -               2,984
     Depreciation and amortization                                                   18,166              14,157
     Provision for doubtful accounts                                                    800                 231
     Deferred income taxes                                                           (8,896)               (120)
     Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                           42,115              (6,977)
       Inventories                                                                      313                 424
       Prepaid expenses and other current assets                                       (421)             (1,620)
       Accounts payable                                                              (7,115)             (5,668)
       Accrued compensation and benefits                                             (5,633)              1,232
       Customer deposits/advances                                                     3,284                (724)
       Accrued legal fees                                                            (2,478)              1,800
       Unearned maintenance revenue                                                  13,360              10,112
       Income taxes payable                                                          (2,881)              1,975
       Other                                                                          1,149               2,820
                                                                            ----------------   -----------------
 Net cash provided by operating activities                                           33,269              44,325
                                                                            ----------------   -----------------

 Cash flows from investing activities:
 Capital expenditures                                                               (15,103)            (19,182)
 Proceeds from sale of equipment                                                        287                 426
 Cash paid for acquisitions                                                               -             (20,000)
 Purchases of marketable securities                                                (108,953)            (31,301)
 Proceeds from sales and maturities of marketable securities                         86,803              26,342
                                                                            ----------------   -----------------
 Net cash used in investing activities                                              (36,966)            (43,715)
                                                                            ----------------   -----------------

 Cash flows from financing activities:

 Proceeds from issuance of common stock                                               5,386              20,133
                                                                            ----------------   -----------------
 Net cash provided by financing activities                                            5,386              20,133
                                                                            ----------------   -----------------

 Effect of exchange rate changes on cash and cash equivalents                        (1,212)             (2,506)
                                                                            ----------------   -----------------

 Net increase in cash and cash equivalents                                              477              18,237
 Cash and cash equivalents, beginning of year                                       101,497              71,528
                                                                            ----------------   -----------------
 Cash and cash equivalents, end of period                                    $      101,974     $        89,765
                                                                            ================   =================

 Supplemental cash flow information:
 Interest paid                                                               $           57     $            46
                                                                            ================   =================
 Income taxes paid                                                           $        6,794     $         4,967
                                                                            ================   =================

See accompanying notes to consolidated financial statements.

                                                          FILENET CORPORATION
                                              Notes To Consolidated Financial Statements
                                                              (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of FileNET Corporation (the "Company") reflect adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2001, the results of its operations, and its comprehensive operations for the three and nine month periods ended September 30, 2001 and 2000 and its cash flows for the nine month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the
         Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the Company's Quarterly Report on
         Form 10Q for the quarter ended June 30, 2001.  The results of operations for the interim periods are not necessarily indicative of the operating results for the year.

         Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
         No. 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts that were not formerly considered derivatives and now may meet the definition of a derivative. Additionally, this standard requires the Company to record all derivatives on the balance sheet at fair value.  For derivatives that are hedges, changes in the fair value of derivatives are offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company adopted this standard effective January 1, 2001 with no significant effect to the results of operations, financial position, or cash flows.

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

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

         In August 2001, FASB issued SFAS No. 144, Accounting for Impairmant or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, and is
         effective for fiscal years beginning after Decemebr 15, 2001.  The Company is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

3.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan using the treasury stock method.  The dilutive loss per share excludes these adjustments as the impact would be anitidilutive.  The following table sets forth the computation of basic and diluted earnings (loss)
         per share for the three and nine months ended September 30, 2001 and 2000:

                                                    Three months ended September 30,         Nine months ended September 30,
                                                  ------------------------------------    ------------------------------------
                                                          2001               2000                2001               2000
                                                  ------------------   ---------------    ----------------- ------------------

         Net income (loss)                          $      (2,228)       $   10,208          $   (18,494)     $     23,699
                                                  ==================   ===============    ================= ==================

          Shares used in computing
            basic earnings (loss) per
share                                                      35,008            34,382               35,096            33,970
         Dilutive effect of stock plans                         -             1,844                    -             2,593
                                                  ------------------   ---------------    ----------------- ------------------
         Shares used in computing
           diluted earnings (loss) per
share                                                      35,008            36,226               35,096            36,563

         Earnings (loss) per basic share            $       (0.06)       $     0.30          $     (0.53)     $       0.70
         Earnings (loss) per diluted share          $       (0.06)       $     0.28          $     (0.53)     $       0.65

4.       ACCUMULATED OTHER COMPREHENSIVE LOSS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS No. 130 requires enterprises to report comprehensive income and its components in general-purpose financial statements.  SFAS No. 130 was effective for the
         Company beginning January 1, 1998.  Accordingly, the Company has prepared Statements of Comprehensive Operations for the nine months ended September 30, 2001.  Accumulated other comprehensive operations as of  September 30, 2001 is comprised of the following:

                                                                                                   Accumulated Other
                                                        Foreign Currency        Unrealized           Comprehensive
                                                          Translation            Holding               Operations
                       (In thousands)                      Adjustment         Gains (Losses)
                                                        -----------------    -----------------    ---------------------
                        Balance, December 31, 2000        $      (11,023)      $        (38)        $       (11,061)
                        Current period changes                    (1,986)               163                  (1,823)
                                                        -----------------    -----------------    ---------------------
                        Balance September 30, 2001        $      (13,009)      $        125         $       (12,884)
                                                        =================    =================    =====================

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

         Operating segments data for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                            Three months ended               Nine months ended
                                                               September 30,                   September 30,

        In thousands                                  2001            2000              2001            2000
                                                     -----------------------------    -------------------------------
       Software
         Revenue                                     $     26,923    $     50,031      $     88,429     $   147,772
         Operating income (loss)                          (17,733)          4,960           (48,743)          6,725

       Customer Support
         Revenue                                     $     33,372    $     27,802      $     95,201     $    80,898
         Operating income                                  13,275             996            27,082          20,675

       Professional Services and Education
         Revenue                                     $     17,026    $     15,751      $     51,931     $     2,823
         Operating income (loss)                              416           6,439            (3,045)           (960)

       Hardware
         Revenue                                     $      2,748    $      5,561      $     10,684     $    15,533
         Operating income (loss)                             (485)           (636)             (507)            426
                                                   ------------------------------------------------------------------
       Total
         Revenue                                     $     80,069    $     99,145      $    246,245     $   287,026
         Operating income (loss)                           (4,527)         11,759           (25,214)         26,866

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

         In March 1997, Eastman Kodak Company purchased the Wang imaging business unit that had responsibility for this litigation.
         On July 30, 1997, the Court permitted Eastman Software and Kodak Limited of England to be substituted in the FileNET Case in place of Wang.  On April 24, 2001, the Court permitted Eastman Software and Kodak Limited to be substituted in the
         Watermark Case in place of Wang.

         Effective June 30, 2001, the Company and Eastman Kodak Company, the parent of Eastman Software, entered into an agreement that settled the FileNET Case.  In accordance with that settlement agreement, the parties filed on July 5, 2001, a stipulation dismissing the FileNET Case.

         On August 10, 2000, Eastman Kodak Company, Eastman Software and eiStream WMS, Inc. ("eiStream") entered into an Asset
         Purchase and Sale Agreement ("APA") under which eiStream acquired some, but not all, of the assets of Eastman Software. On
         September 19, 2001, eiStream filed a complaint against Eastman Kodak Company and Eastman Software in the United States
         District Court for the district of Dallas County (the "eiStream Case").  eiStream seeks, among other things, a declaratory judgment that pursuant to the terms of the APA, eiStream owns the Watermark case and has the right to pursue claims in the
         Watermark Case regarding Watermark products sold prior to the phase out in December 1999 and that Eastman Kodak Company was required to obtain eiStream's consent prior to settling the FileNET case.

         On October 15, 2001, Eastman Kodak Company filed its answer to eiStream's complaint in which Eastman Kodak Company claimed ownership of the Watermark Case, denied that the APA gave eiStream ownership of the Watermark case, and stated that
         eiStream's claim that its consent was necessary prior to settling the FileNET case was barred by principles of equitable estoppel.

         Also on October 15, 2001, Kodak moved to abate the eiStream Case because the previously filed Watermark Case raises issues inherently related with issues raised in the eiStream Case and because certain necessary and indispendable parties were not properly joined in the eiStream Case.  The Company understands that Eastman Kodak Company will be seeking leave to amend the original complaint filed in the Watermark Case to add eiStream as a party, to add the  correct Eastman Kodak Company entities as plaintiffs and to add a declaratory judgment count seeking a judgment that Eastman Kodak Company, not eiStream, owns the Watermark Case.

         As of December 31, 2000 the Company had accrued a $2.5 million liability for potential settlement costs and other expenses in connection with these claims.  An additional $4.0 million charge to the consolidated financial statements was made in
         June 2001 in connection with the aforementioned legal matters.

         In the normal course of business, the Company is subject to various other legal matters.  While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of these other matters will not have a materially adverse effect on its consolidated results of operations or financial condition.

7.       SUBSEQUENT EVENTS

         In October 2001, the Company announced measures to reduce its workforce by 5 to 7 percent.  As a result of this workforce reduction, the Company expects to incur a charge of  $2.5-$3.5 million by the end of the fourth quarter of fiscal 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation
Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to a number of risks and uncertainties, including those discussed below and in the notes to our financial statements for the year ended December
31, 2000.  The actual results that we achieve may differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.  Readers should carefully review the risk factors described below and in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended
December 31, 2000 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

Overview

FileNET Corporation develops, markets and services Business Process Management solutions for the Enterprise Content Management and
Collaborative Commerce markets.  Our enterprise software solutions enable organizations to improve operational efficiency and leverage their information resources by delivering efficient, flexible, and scalable business process solutions.  By linking customers, business partners, suppliers, and employees, our software solutions help organizations increase productivity, customer satisfaction, and revenue.  We also offer professional services and training for the implementation of these software solutions, as well as 24 hours a day, seven days a week technical support and services to our customers on a global basis.

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
Software license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the initial shipment.  We recognize other revenue at the time of product delivery and accrue any remaining costs, including any vendor obligations.  Revenue from post-contract customer support is recognized ratably over the term of the contract.  Revenue from professional services is recognized as such services are delivered and accepted by the customer.

We expense research and development costs as incurred.  No amounts are required to be capitalized in accordance with SFAS No. 86,
"Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," because our software is substantially completed concurrently with the establishment of technological feasibility.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods indicated:

                                             Three months ended September 30,      Nine months ended September 30,
                                           ---------------------------------------------------------------------------
                                                   2001             2000                2001               2000
                                           ---------------------------------------------------------------------------

Revenue:
   Software                                        33.6%            50.5%               35.9%               51.5%
   Customer support                                41.7             28.0                38.7                28.2
   Professional services and education             21.3             15.9                21.1                14.9
   Hardware                                         3.4              5.6                 4.3                 5.4
                                            --------------   --------------         -------------    -----------------
Total Revenue                                     100.0            100.0               100.0               100.0

Cost of revenue:
   Software                                         2.8              3.3                 2.3                 3.9
   Customer support                                11.3             12.0                13.2                12.1
   Professional services and education             17.0             14.2                18.6                13.0
   Hardware                                         3.1              2.9                 3.2                 3.5
                                            --------------   --------------         --------------   -----------------
      Total cost of revenue                        34.2             32.4                37.3                32.5
                                            --------------  --------------          --------------   -----------------

Gross Profit                                       65.8             67.6                62.7                67.5
                                            --------------   --------------         --------------   -----------------

Operating expenses
Research and development                           21.2             15.0                21.3                15.0
Selling, general and administrative                50.3             40.7                51.6                42.1
In-process research and development                   -                -                   -                 1.0
                                            --------------   --------------         --------------   -----------------

      Total operating expenses                     71.5             55.7                72.9                58.1

Operating income (loss)                            (5.7)            11.9               (10.2)                9.4
Other income, net                                   2.1              1.3                 0.6                 1.3
                                            --------------   --------------         --------------   -----------------
Net income (loss) before tax                       (3.6)%           13.2%               (9.6)%              10.7%
                                            ==============   ==============         ==============   =================

Revenue

Total revenue was $80.1 million for the three months ended September 30, 2001 compared to $99.1 million for the three months ended
September 30, 2000, representing a decrease of $19.0 million, or 19%.  Total revenue was $246.2 million for the nine months ended
September 30, 2001 compared to $287.0 million for the nine months ended September 30, 2000, representing a decrease of $40.8 million, or 14%.  The decrease in revenue was primarily attributable to lower software revenue as more fully discussed below.

Software revenue consists of fees earned from the licensing of our software products to customers.  Software revenue decreased by
46%, or $23.1 million, to $26.9 million for the three months ended September 30, 2001 from $50.0 million for the three months ended
September 30, 2000; and decreased by 40%, or $59.4 million, to $88.4 million for the nine months ended September 30, 2001 from
$147.8 million for the nine months ended September 30, 2000.  Software revenue represented 33.6% of total revenue for the three months ended September 30, 2001 compared to 50.5% for the comparable period of 2000, and 35.9% of total revenues for the nine months ended September 30, 2001 compared to 51.5% for the comparable period of 2000.  The decrease in software revenue is primarily due to the significant global economic slowdown in the technology sector which resulted in a significant reduction in the size of customer orders.  Due to poor visibility as a result of the current economic and political environment, we are not currently able to assess the likely trend of software revenue in future periods.

Customer support revenue consists of revenue from software maintenance contracts, "fee for service" revenues and the sale of spare
parts and supplies.   Customer support revenue increased by 20%, or $5.6 million, to $33.4 million for the three months ended
September 30, 2001 from $27.8 million for the three months ended September 30, 2000, and increased by 18%, or $14.3 million, to
$95.2 million for the nine months ended September 30, 2001 from $80.9 million for the nine months ended September 30, 2000.
Customer support revenue represented 41.7% of total revenue for the three months ended September 30, 2001 compared to 28.0% for the comparable period of 2000, and represented 38.7% of total revenue for the nine months ended September 30, 2001 compared to 28.2%
for the comparable period of 2000.   The increase in customer support revenue was primarily due to the growth in our base of customers who receive ongoing maintenance as a result of new customer sales and sales of additional products to our installed base along with a high rate of renewal on the existing base.  However, a prolonged economic slowdown will result in a decrease in the growth rate of customer support revenue and potentially a decrease in the actual amount of this revenue.

Professional services and education revenue is generated primarily from consulting and implementation services provided to end users of our software products, technical consulting services provided to our resellers and training services.  Professional services are generally performed on a time and material basis.  Professional services and education revenue increased by 8%, or $1.2 million, to
$17.0 million for the three months ended September 30, 2001 from $15.8 million for the three months ended September 30, 2000, and increased 21%, or $9.1 million, to $51.9 million for the nine months ended September 30, 2001 from $42.8 million for the nine months ended September 30, 2000.  Professional services and education revenue represented 21.3% of total revenue for the three months ended September 30, 2001 compared to 15.9% for the comparable period in 2000, and represented 21.1% of total revenue for the nine months ended September 30, 2001 compared to 14.9% for the comparable period in 2000.  The increase in professional services and education revenue was primarily attributable to an increase in custom development projects and an increase in sales of prepackaged service offerings, which include both consulting and training.  As part of our business plan, we have focused on expanding our professional services capabilities to support our solutions and applications strategy and we plan to continue such focus.  However, a prolonged economic slowdown will result in a decrease in the growth rate of professional services and education revenue and potentially a decrease in the actual amount of this revenue.

Hardware revenue is generated primarily from the sale of 12-inch Optical Storage and Retrieval ("OSAR") libraries.  Hardware revenue decreased by 52%, or $2.9 million, to $2.7 million for the three months ended September 30, 2001 from $5.6 million for the three months ended September 30, 2000, and decreased by 31%, or $4.8 million, to $10.7 million for the nine months ended September 30,
2001 from $15.5 million for the nine months ended September 30, 2000.  Hardware revenue represented 3.4% of total revenue for the three months ended September 30, 2001 compared to 5.6% for the comparable period of 2000, and represented 4.3% of total revenue for the nine months ended September 30, 2001 compared to 5.4% for the comparable period of 2000.  Although we anticipated hardware revenue to remain relatively constant quarter to quarter in 2001, the economic downturn caused a reduction in orders for the OSAR product in the last two quarters resulting in decreased hardware revenue for the year.  We expect hardware revenue to diminish going forward.

International revenue accounted for 22% of total revenue, or $17.8 million for the three months ended September 30, 2001 and 35% of total revenue, or $34.4 million, for the three months ended September 30, 2000.  International revenue accounted for 25% of total revenue, or $62.4 million, for the nine months ended September 30, 2001, and 29% of total revenue, or $84.1 million, for the nine months ended September 30, 2000.  The decrease in international revenue is primarily attributable to a significant decrease in international software revenue in Europe for the second and third quarters of 2001.  This decrease is primarily a result of a significant reduction in the amount and size of customer orders in Europe due to a major slowdown in IT spending.  Europe is our largest international market and with this current market downturn we anticipate international revenues will be below 2000 results for the foreseeable future.

Cost of Revenue

Total cost of revenue decreased  to $27.4  million for the three  months ended  September 30, 2001 from $32.1 million for the three months ended September 30, 2000, representing a decrease of $4.7 million,  or 15%.  For the nine months ended  September  30, 2001, total cost of revenue decreased to $91.9 million from $93.3 million for the nine months ended September 30, 2000, representing  a decrease of $1.4 million, or 2%.

Cost of software revenue includes royalties paid to third parties, media costs, and the cost to manufacture and distribute software.
The cost of software revenue decreased by 30% to $2.3 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000, and  decreased by 50% to $5.6 million for the nine months ended September 30, 2001 from
$11.2 million for the nine months ended September 30, 2000.  These costs represented 8% and 7% of the related software revenue for the three months ended September 30, 2001 and 2000, respectively, and 6% and 8% of the related software revenue for the nine months ended September 30, 2001 and 2000, respectively.  The decreases in absolute dollars are directly related to decreased revenue. The decrease for the comparative nine month period year to year as a percentage of software revenue is primarily attributable to lower distribution costs as well as a reduction in royalty costs related to the mix of products containing third party licenses.

Cost of customer support revenue includes costs of customer support personnel, cost of supplies and spare parts, and the cost of third-party hardware maintenance.  The cost of customer support revenue decreased by 24% to $9.0 million for the three months ended
September 30, 2001 from $11.9 million for the three months ended September 30, 2000, and decreased by 6% to $32.5 million for the nine months ended September 30, 2001 from $34.7 million for the nine months ended September 30, 2000.  These costs represented 27%
and 43% of the related customer support revenue for the three months ended September 30, 2001 and 2000, respectively, and 34% and
43% of the related customer support revenue for the nine months ended September 30, 2001 and 2000, respectively.  The decreases in absolute dollars are primarily attributable to a reduction in number of personnel and lower variable compensation expense. The decreases as a percentage of customer support revenue are primarily attributable to process changes that allowed growth in the customer base generating increased revenue without a proportional increase in support personnel and cost.

Cost of professional services and education revenue consists primarily of costs of professional services personnel, training personnel, and third-party contractors.  The cost of professional services and education revenue decreased by 3% to $13.6 million for the three months ended September 30, 2001 from $14.0 million for the three months ended September 30, 2000, and increased by 23%
to $45.9 million for the nine months ended September 30, 2001 from $37.4 million for the nine months ended September 30, 2000.
These costs represented 80% and 89% of the related professional services and education revenue for the three months ended September
30, 2001 and 2000, respectively, and 88% and 87% of the related professional services and education revenue for the nine months ended September 30, 2001 and 2000, respectively.  The decrease for the three months ended September 30, 2001 over the comparable period in 2000 was primarily attributable to reductions in variable compensation and lower training expenses.  The increase in cost as a percentage of revenue for the nine month period year to year was primarily due to growth in professional services personnel early in 2001 to support expected increases in deployment of applications and solutions, with such associated expense not fully absorbed by increases in revenue.

Cost of hardware revenue includes the cost of assembling and distributing our OSAR library products, the cost of hardware integration personnel, and warranty costs.  The cost of hardware revenue decreased by 14% to $2.5 million for the three months ended  September 30, 2001 from $2.9 million for the three  months ended  September  30, 2000, and decreased by 21% to $7.9 million for the nine months ended September 30, 2001 from $10.0 million for the nine months ended September 30, 2000.  These costs represented 91% and 52% of the related  hardware revenue for the three months ended September 30, 2001 and 2000, respectively,  and
73% and 64% of the related hardware revenue for the nine months ended September 30, 2001 and 2000, respectively.  The increased cost of hardware revenue as a percentage of hardware revenue was primarily due to decreased revenue without a proportional decrease in manufacturing expenses which are generally fixed.

Operating Expenses

Research and development expense primarily consists of costs of personnel to support product development.  Research and development expense increased by 13% to $16.9 million for the three months ended September 30, 2001 from $14.9 million for the three months ended September 30, 2000, and represented 21.2% and 15.1% of total revenue for these respective periods. Research and development expense increased 22% to $52.5 million for the nine months ended September 30, 2001 from $43.0 million for the nine months ended
September 30, 2000, and represented 21.3% and 15.0% of total revenue for these respective periods. This increase in absolute dollars in the nine month period ended September 30, 2001 over the comparable period in 2000 was primarily due to planned salary increases in July 2001, in addition to one time charges in the second quarter 2001 of $2.3 million related to the API acquisition and the
April 2001 reduction in workforce.  Further contributing to increased research and development expenses are increased consulting costs due to greater use of contract developers as we aggressively develop new products.  The increase in research and development costs as a percentage of total revenue for these same periods is directly related to the decrease in total revenues for the three and nine month periods ended September 30, 2001 compared to such periods ended September 30, 2000, as described above together with the increase in research and development costs.

We expect that competition for qualified technical personnel, while easing due to the global economic slowdown in the short-term, will remain intense thereafter and may result in higher levels of compensation expense for us. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position and expect these costs will continue to constitute a significant percentage of total revenue.

Selling, general and administrative expense consists primarily of salaries, benefits, sales commissions and other expenses related to the direct and in-direct sales force; various marketing expenses; the cost of other market development programs; personnel costs for finance, information technology, legal, human resources and general management; and the cost of outside professional services.
Selling, general and administrative expense was unchanged at $40.3 million for the three months ended September 30, 2001 and the three months ended September 30, 2000, and represented 50.3% and 40.7% of total revenue for these respective periods.  Selling, general and administrative expenses increased by 5% to $127.1 million for the nine months ended September 30, 2001 from $120.9 million for the nine months ended September 30, 2000, and represented 51.6% and 42.1% of total revenue for these respective periods.
For the three months ended September 30, 2001, an increase in salary expense due to an increased number of personnel and planned merit increases was offset by a reduction in variable compensation and sales commission as a result of lower revenue.  The increase in absolute dollars for the nine months ended September 30, 2001 over the comparable period in 2000 was primarily a result of increases in salaries and the number of personnel associated with additions to sales headcount related to our new Brightspire product line.  We expect these costs to continue to remain high as a percent of revenue until the expense increase is absorbed by revenue increases.  Increased IT and facility expenses, along with increased capital, goodwill, and bad debt expense contributed to the nine-month increase year over year.  A charge in June 2001 of $1.3 million for workforce reduction is included in salary expense.
The increase in selling, general and administrative expense as a percent of total revenue for these same periods is primarily due to a lower revenue base for the three and nine month periods ended September 30, 2001 compared to such periods ended September 30, 2000, with no significant reduction in these costs.

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

                                            Three months ended September 30,      Nine months ended September 30,
                                         ------------------------------------  -----------------------------------
                                               2001               2000               2001              2000
                                         ------------------ -----------------  ----------------- -----------------

Amortization of purchased intangibles          $ 751             $ 761              $2,291            $1,015

Based upon an independent third party appraisal, $3.0 million of the purchase price was allocated to in-process research and development and was immediately expensed.  The in-process research and development expenses related to new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established feasibility and for which no future alternative use was identified.  The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over their expected life, reflecting the estimated percentage of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at API at the time of the acquisition included Sequis, an eService application which we estimated to be 88% complete at the date of the acquisition. The cost to complete the project was estimated at $300,000, which was expected to be incurred over a three-month period.  We incurred approximately $356,000 of research and development expenses related to the project, which was 100% complete as of September 30, 2000.

Other Income, Net

Other income, net consists primarily of interest income earned on our cash and cash equivalents, short and long-term investments, and other items including  foreign exchange gains and losses,  the gain on sale of fixed assets, and interest expense. Other income, net was $1.7 million for the three months ended September 30, 2001 compared to other income, net of $1.3 million for the three months ended September 30, 2000.  Other income, net was $1.5 million for the nine months ended September 30, 2001 compared to other income, net of $3.8 million for the nine months ended September 30, 2000.  The increase in other income for the three months ended
September 30, 2001 over the comparable period in 2000 is directly related to interest earned on higher cash balances and a net foreign exchange gain.  However, the decrease for the nine month period ended  September 30, 2001 compared to the same nine months in 2000 is primarily attributable to a $4.0 million one time charge related to settlement of litigation taken in the second quarter of 2001.

Income Taxes

Our combined federal, state and foreign annual effective tax rate for the three months ended September 30, 2001 and the comparable period in 2000 was 22%.  The combined federal, state and foreign annual tax rate for the nine months ended September 30, 2001, was
22% compared to 23% for the comparable period in 2000.  FileNET management will continue weighing various evidence throughout the year to assess the recoverability of its recorded deferred assets and the need for any valuation allowance against such amounts.

Liquidity and Capital Resources

At September 30, 2001, combined cash, cash equivalents and investments totaled $162.3 million, an increase of $22.8 million from
December 31, 2000.  Cash provided by operating activities during the nine months ended September 30, 2001 totaled $33.3 million and resulted primarily from a significant decrease in accounts receivable, an increase in unearned maintenance revenue related to prepaid maintenance contracts, and additions to net loss for depreciation and amortization expense offset by decreases in accounts payable, accrued compensation and deferred taxes.  Cash used by investing activities totaled $37.0 million and was a result of capital expenditures of $15.1 million and net purchases of marketable securities of $22.2 million.  Cash provided by financing activities totaled $5.4 million and was a result of proceeds received from the exercise of employee stock options and stock purchases under the employee stock purchase plan.

Accounts receivable decreased to $46.1 million at September 30, 2001 from $90.2 million at December 31, 2000.  This decrease is primarily a result of decreased revenue and strong cash collections. Current liabilities decreased to $90.6 million at September 30,
2001 from $91.9 million at December 31, 2000. The decrease in current liabilities is primarily a result of decreases in accounts payable and accrued compensation partially offset by increases in unearned maintenance revenue and other accrued liabilities.

We have a $ 5,000,000 Multi-currency revolving line of credit available for one year until June 28, 2002.  Borrowings under the arrangement are unsecured and bear interest at one hundred and twenty basis points over the London Interbank Offered Rate.  A commitment fee of twenty-five basis points is assessed against any undrawn amounts.  There were no borrowings outstanding at
September 30, 2001. We are subject to certain financial covenants under this line of credit. As of September 30, 2001, we were out of compliance with one of our financial covenants.  Subsequent to September 30, 2001, we received a waiver from the bank.

We anticipate that our present cash balances together with internally generated funds and credit lines will be sufficient to meet our working capital and capital expenditure needs for at least the next twelve months.

Other Financial Instruments

We enter into forward foreign exchange contracts as a hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. We are exposed to market risk on the forward exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statement of operations.  These contracts mature every three months at the end of each quarter. We open new hedge contracts on the last business day of each quarter which will mature at the end of the following quarter. The counterparties to these contracts are major financial institutions. We use commercial rating agencies to evaluate the credit quality of the counterparties. We do not anticipate a material loss resulting from any credit risks related to any of these institutions.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivative Instruments and Hedging Activities."  SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000.  SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts that were not formerly considered derivatives and now may meet the definition of a derivative. Additionally, this standard requires us to record all derivatives on the balance sheet at fair value.
For derivatives that are hedges, changes in the fair value of derivatives are offset by the change in fair value of the hedged assets, liabilities, or firm commitments. We adopted this standard effective January 1, 2001 with no significant effect to the results of operations, financial position, or cash flows.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company January 1,
2002.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

In August 2001, FASB issued SFAS No. 144, Accounting for Impairmant or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairmnet of Long-Lived Assets to be Disposed of, and is effective for fiscal years beginning after Decemebr 15, 2001.  We are currently evaluating the impact the adoption of this standard will have on our financial position and results of operations.

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
                                                                              16

We have made the necessary interim changes to our internal business systems to support transactions denominated in the EURO, including establishing EURO price lists for affected countries.  System changes to fully implement EURO reporting requirements were completed during the third quarter of this year. We have evaluated the impact the conversion to the EURO will have on our financial condition and results of operations.  Based on this evaluation to date, we currently do not believe that there will be a material impact on our financial condition or results of operations as a result of the EURO conversion.

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

Current Economic and Political Conditions May Affect Results.  During the first nine months of 2001, we  experienced a decrease in software revenue.  We believe that this decrease is primarily due to a macro economic slow down which spread to Europe in the second quarter and may continue.  The slowdown has decreased our visibility and increased the risk to our revenue stream.  Additionally, due to the September 11, 2001  terrorist attacks in New York City and Washington  D.C. and related events, the political landscape has significantly changed during the third quarter of 2001, which could have a material impact on results going forward.

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
        o        general domestic and international economic and political conditions including the current instabilities caused by the September 11, 2001 terrorist attacks on New York City and Washington D.C. and related events;
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

The Markets in Which We Operate Are Highly Competitive.  The markets we serve are highly competitive and we expect competition to intensify. Our future financial performance will depend primarily on the continued growth of the markets for our software products and services as well as the purchase of our products by customers in these markets.  If the markets we serve fail to grow or grow more slowly than we currently anticipate, our business, financial condition and operating results would be harmed.  These intensely competitive markets are highly fragmented and rapidly changing and there are certain competitors of ours with substantially greater sales, marketing, development and financial resources.  Our present or future competitors may be able to develop software products comparable or superior to those offered by us, offer lower priced products or adapt more quickly than we do to new technologies or evolving customer requirements. In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current software products and innovations. We cannot assure you that we will be able to continue to compete effectively in our target markets or that future competition will not have a material adverse effect on our business, financial condition or results of operations.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets we serve. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Protection of Our Intellectual Property and Other Proprietary Rights is Limited and There is Risk of Third-Party Claims of
Infringement.   Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our principal products.  We rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights in our software products.  We cannot assure you that our existing or future copyrights, trademarks, trade secrets or other intellectual property rights will have sufficient scope or strength to provide meaningful protection or a commercial advantage to us.  We currently have no software patents.  In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.  Our inability to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

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
An adverse disposition of any claims or the advent of litigation arising out of any claims of infringement, may have a material adverse effect on our business, financial condition and results of operations.

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
                                                                      19

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
        o        fluctuations in general stock market prices and volume, which are particularly common among highly volatile securities of Internet and software companies; and
        o        other general economic and political conditions, including the current economic and political instability resulting from the September 11, 2001 terrorist attacks in New York City and Washington D.C. and related events.

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
                                                                      20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio.  We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk.  Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than three years.  Investments purchased with an original maturity of three months or less are considered to be cash equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses.  The impact to net income (loss) from foreign exchange transactions and hedging activities is immaterial for all periods reported.  As of September 30, 2001, we had forward foreign exchange contracts outstanding totaling approximately $ 4,826,095 in nine currencies.  All of these contracts mature within three months.

Other comprehensive loss reflects an increase of $1.8 million for the nine months ended September 30, 2001 in  unrealized losses due to foreign currency translation.  This increase was primarily attributable to unrealized losses associated with the weakening of the
EURO currency against the U.S. dollar during the nine months.  However, for the three month period ended September 30, 2001 we had comprehensive gains of $2.7 million related to foreign currency translation as a result of the EURO currency strengthening against the U.S. dollar during the third quarter.

Management believes that inflation has not had a significant impact on the prices of our products, the cost of our materials, or our operating results for the three and nine months ended September 30, 2001 and 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

(b)      No reports on Form 8-K were filed during the third quarter of 2001.

                                                                      21

                                                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          FILENET CORPORATION

November 14, 2001
-----------------
Date
                                     By:  /s/  Sam M. Auriemma
                                          --------------------
                                          Sam M. Auriemma, Chief Financial Officer and Senior
                                          Vice President, Finance (Principal Financial and Accounting Officer)

                                                                      22

                                                           INDEX TO EXHIBITS
Exhibit No.               Description
------------------------- ----------------------------------------------------------------------------------------------------

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

10.2*                     1989 Stock Option Plan for Non-Employee Directors of FileNET Corporation, as amended by the First
                          Amendment, Second Amendment, and Third Amendment thereto (filed as Exhibit 10.9 to Registrant's
                          Form S-4 filed on January  26, 1996; Registration No. 333-00676).

10.3*                     Amended and Restated 1995 Stock Option Plan of FileNET (filed as Exhibit 99.1 to Form S-8 filed on
                          August 8, 2000; Registration No. 333-43254).

10.4*                     Second Amended and Restated 1989 Stock Option Plan of FileNET Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (filed as Exhibits
                          4(a), 4(b) and 4(c), respectively, to the Registrant's Form S-8, Registration No. 33-48499), and
                          an Amendment thereto (filed as Exhibit 4(d) to the Registrant's Form S-8,  Registration No.
                          33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant's Proxy
                          Statement for the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

10.5*                     Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.2 to Registrant's Form S-8, filed on August 8, 2000; Registration No. 333-43254).

10.6*                     FileNET Corporation International Employee Stock Purchase Plan. (filed as Exhibit 99.3 to Registrant's
                          Form S-8, filed on August 8, 2000; Registration No. 333-43254).

10.7*                     Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Registrant's Form 10Q for the quarter ended
                          September 30, 1999).

10.8*                     Asset Purchase Agreement between the Registrant and Application Partners, Inc. dated May 18, 2000
                          (filed as Exhibit 10.24 to Registrant's Form 10Q for the quarter ended June 30, 2000).

10.9*                     Written Compensation Agreement and Non-Statutory Stock Option Agreement (with Notice of Grant of
                          Stock Option and Special Addendum) between Registrant and Mr. Auriemma (filed as exhibit 99.1 and
                          99.2 to Registrant's Form S-8 filed  on April 20, 2001; Registration No. 333-59274).

-----------------------------------------------
* Incorporated herein by reference

                                                                      23