Form 10-K
period 2001-12-31
FILENET CORP
filed 2002-03-28
CIK 706015

==================================================================================================================
                                                       UNITED STATES
                                              SECURITIES AND EXCHANGE COMMISSION
                                                    Washington, D.C. 20549
                                             --------------------------------
                                                         FORM 10-K

(Mark One)

     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the fiscal year ended December 31, 2001

                                                                  OR

     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the transition period for _____________ to _______________.

                                                  Commission File No. 0-15997

                                                          FILENET CORPORATION
                                        (Exact name of Registrant as specified in its charter)

                       Delaware                                                    95-3757924
              (State or other jurisdiction of                                   (I.R.S. Employer
              incorporation or organization)                                    Identification No.)

                3565 Harbor Boulevard
               Costa Mesa, California                                                  92626
           (Address of principal executive offices)                                  (Zip Code)

                       Registrant's telephone number, including area code: (714) 327-3400

                         Securities Registered Pursuant to Section 12(b) of the act:

           Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $0.01 par value

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

     Based on the closing sale price as of March 25, 2002, the aggregate market value of the 35,356,730 shares of voting stock of the Registrant held by non-affiliates of the Registrant on such  day was $617,682,073.  For purposes of such calculation,  only executive officers,  board members and  beneficial owners of more than 10%
of our outstanding common stock are deemed to be affiliates.
The number of shares outstanding on the Registrant's common stock was 35,397,418 at March 25, 2002.

                                            DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the  Registrant's  definitive  proxy  statement,  to be  delivered  in  connection  with  the
Registrant's 2002 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

==================================================================================================================

                                                          FILENET CORPORATION

                                                    2001 ANNUAL REPORT ON FORM 10-K
                                                 For the Year Ended December 31, 2001

                                                           TABLE OF CONTENTS

                                                                                                     Page
                                                                PART I

                                                                PART II

     Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters..................17
     Item 6. Selected Financial Data...................................................................18
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...........................................................................19
     Item 8. Financial Statements and Supplementary Data...............................................28
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure...........................................................................28

                                                               PART III

     Item 10. Directors and Executive Officers of the Registrant.......................................29
     Item 11. Executive Compensation...................................................................29
     Item 12. Security Ownership of Certain Beneficial Owners and Management...........................29
     Item 13. Certain Relationships and Related Transactions...........................................29

                                                                PART IV

     Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........................29
     Signatures........................................................................................32

Forward-Looking Statements

         In addition to historical  information,  this Annual Report on Form 10-K  contains  forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995, Section 21E of the Securities  Exchange Act
of 1934,  as amended,  and Section 27A of the  Securities  Act of 1933,  as amended,  and is subject to the safe harbors created by those sections. These forward-looking  statements involve risks and uncertainties,  including those discussed herein and in the notes to our financial  statements  for the year ended  December 31, 2001,  certain  sections of which are  incorporated  herein by reference as set forth in Items 7 and 8 of this report.  The actual results that we achieve may differ  materially from any  forward-looking  statements,  which reflect  management's  opinions only as of the date
hereof.   We  undertake  no  obligation  to  revise  or  publicly   release  the  results  of  any  revisions  to  these
forward-looking  statements.  Readers should carefully review the section entitled "Risk Factors" and other documents we file from time to time with the Securities and Exchange  Commission,  including our Quarterly Reports on Form 10-Q to be filed by us in 2002.  Our business,  financial  condition,  operating  results and prospects can be impacted by a number of factors,  including but not limited to those set forth in the section  entitled  "Risk Factors" and elsewhere in this report,  any one of which  could  cause our  actual  results  to  differ  materially  from  recent  results  or from our anticipated future results.

                                                         PART I

Item 1.         Business

General

         FileNET  Corporation was incorporated on July 30, 1982. FileNET  Corporation  develops,  markets,  and services
Enterprise  Content  Management  ("ECM"),  Collaborative  Commerce  and Business  Process  Management  ("BPM")  software products and packaged  eBusiness  applications and solutions for selected vertical markets.  Our  market-leading ECM and collaborative  commerce  software  products enable  organizations to improve  operational  efficiency and leverage their content resources through the delivery of efficient,  flexible,  and scalable  eBusiness process  management  solutions.
By linking customers,  business partners,  suppliers,  and employees, our software solutions help organizations increase productivity,  customer  satisfaction,  and revenue.  FileNET also offers highly skilled  professional  services for the implementation  of these  software  solutions,  as well as 24 x 7 technical  support and services to our  customers on a global basis.

Markets And Customers

       FileNET offers a family of core technology software products under the brand names Panagon(TM)and Brightspire(TM)
as well as  packaged  eBusiness  applications  for  specific  horizontal and vertical  markets  through  our  Acenza(TM)
applications  family.  These  products  and  applications  enable  users  to  automate  business  processes  and  manage associated  content on an  enterprise-wide  basis, as well as within a collaborative  environment  that extends beyond a customer's  enterprise.  FileNET's  customers consist mostly of Global 2000  organizations,  including 80 of the Fortune
100,  and are  typically  those  enterprises  and  government  agencies  that have  complex,  mission-critical  business processes that manage,  store,  and share electronic  content.  As of December 31, 2001, our installed base consisted of more than 3,600 customers  worldwide.  FileNET's  software solutions are effective for a variety of applications such as mortgage loan servicing,  customer relationship management,  enterprise resource planning,  insurance claims processing, regulatory  compliance,  accounts  payable and  receivable,  and for any business  operation that processes  significant amounts of  electronic  content in their  day-to-day  operations.  Additionally,  our software  products  address ad hoc business  processes at the enterprise,  departmental,  and workgroup levels to improve overall  enterprise  productivity and integrate with  industry-standard  productivity and enterprise  applications such as Lotus Notes,  Microsoft Office,
SAP, Siebel, and others.

         We market our  products in more than 90  countries  around the world  through a direct  sales force and through our  ValueNET(R) business  partner  program.  The  ValueNET  program  brings  together  value-added  resellers ("VARs"), independent software vendors, system  ntegrators,  consultants,  service  providers,  and master VARs to deliver a broad range of solutions  and services to our customers  worldwide.  Further,  our  strategic  alliances  with other  industry leaders contribute  to our efforts in product  development,  customer  satisfaction,  and  worldwide market penetration.
More  than  350  firms  operate  under  the  ValueNET program  and  combine  FileNET  software  products  with  vertical market-specific, value-added services and applications to provide turnkey solutions for customers. FileNET solutions are applicable  in a  wide  variety  of  industries,  however,  historically,  insurance,  financial  services,  government, manufacturing, telecommunications, and utilities have been FileNET's key vertical markets

         FileNET's global customer  support  operation  offers software  maintenance and technical  support services for our products  worldwide.  These  technical  support  programs offer a wide range of services  including the right to new versions of the majority of FileNET  software,  extended  phone  support  coverage,  on-site  technical  consultants,  a technical account management program, and software development kit support.

         FileNET's  professional  services operation offers business and technical  consulting  services and training to both end-users of our products and to ValueNET partners.  These  professional  services are marketed by our direct sales force  and  through  the  ValueNET  business  partner  program,  with a  focus  on  FileNET  centric  enterprise  system implementation and the delivery of eBusiness applications.

Business Strategy

        Our  objective is to build on our many  strengths to be the leader in the ECM and related  applications  market.
To achieve  this  objective,  we intend to continue to  aggressively  invest in product  development  and  introduction, differentiating  ourselves  through a rich suite of  collaborative  and BPM based vertical and  horizontal  applications that offer the most  expansive  ECM solution in the  industry.  We intend to continue to exploit our market  leadership, expansive installed customer base,  financial  strengths,  strong development  capabilities,  and substantial  worldwide distribution and service network to deliver on this vision.

Industry Segments and Geographic Information

        For the purposes of Statement of Financial  Accounting  Standards ("SFAS")  No. 131, "Disclosures About Segments
of an Enterprise and Related  Information," we have provided a breakdown of our sales utilizing the management  approach in Note 12 of the "Notes to Consolidated Financial Statements"  under Item 8,  "Financial  Statements and  Supplementary
Data." Utilizing the management  approach,  we have categorized our sales by operating segments.  A summary of our sales by  geographic  location  is  incorporated  herein by  reference  from Note 12 of the "Notes to  Consolidated  Financial
Statements" under Item 8, "Financial Statements and Supplementary Data."

Backlog

        We typically ship our products within a short period of time after acceptance of orders,  which is common in the computer software industry.

Software Products and Solutions

         Panagon

         The Panagon family of software offers a comprehensive and tightly  integrated  eProcess and Content  Management
application   development  platform.  It's easy-to-use  web  browser  interfaces,   Application  Programming  Interfaces
("APIs"),  and world-class server technology deliver a  high-performance  ECM solution.  This integrated set of products allows an organization  to manage business  processes and associated  electronic  content via intranet,  extranet or the
Internet.  Panagon software products are built around Panagon eProcess  Services,  an application  development  platform that integrates with each of the Panagon products to build specific eBusiness solutions.

         The Panagon product line includes the following software products:

              Panagon eProcess Services is a next-generation  Web browser based,  business process  management  product.
              eProcess  Services  enables an organization to create and manage  high-volume,  mission-critical  business processes in a dynamic web  environment.  Our web-based user interface,  built-in  eProcess  applications,
              Web server components,  and XML architecture are easy to use and provide scalable connectivity of business processes for employees, business partners, and customers.

              Panagon Web Services combines a full-featured,  web browser-based thin client, a comprehensive web-centric application  development  tool kit, and web server  components,  to support  complex and mission  critical
              eProcess and ECM  business  activities.  This  application  provides a complete set of content  management functionality,  allowing  users to check in,  check out,  search and  browse,  share,  revise,  and change properties for content stored in a Panagon repository, all from a web browser.

              Panagon  Content  Services  is  an  ECM  repository  for  creating,  accessing,  managing,  securing,  and dynamically  updating  business-critical  electronic  documents  and content.  Content  Services  allows a business to manage enterprise content from creation, to secure delivery, to revision and re-use.

              Panagon Web Publisher  simplifies and automates web  publishing  operations  for Internet,  extranet,  and intranet Web sites by providing  indexing and automatic  formatting  for  Microsoft  Word and other native format  documents that authors  simply drag and drop to the  appropriate  Panagon  repository  folder.  It eliminates  virtually  all HTML  coding,  dramatically  reducing  workloads  for  Webmasters,  information technology  staff,  and Web publishers.  Panagon Web Publisher can  automatically  update entire web sites and on-line,  compound  documents  without manual  intervention,  avoiding  problems with broken links and virtually eliminating out-of-date web content.

              Panagon WorkFlo(R) Services is our high-performance eProcess workflow engine.  WorkFlo Services,  combined with  eProcess  Services,  enables  customers  to automate  and access  critical  business  processes  and associated  content.  Panagon  WorkFlo  Services can be used to create  applications  that reflect the way business  processes are performed,  and is a critical  enabling  technology for the automation of business processes via the Web. It allows  organizations  to control and modify work processes to meet the needs of a dynamic  business  environment,  and integrates the flow of information  between  software  applications within a company's  business  processes.  Panagon WorkFlo Services  supports  multiple client,  server and applications development environments,  such as Java and COM, and integrates with leading business process reengineering products for reduced implementation time.

              Panagon  Integrated  Document  Management  ("IDM") Desktop is a unified  Microsoft Windows client software application that allows users to view, manage,  revise, share, and distribute content across an enterprise for ad hoc or mission  critical  use.  Panagon IDM Desktop  allows users to manage  content  directly from within Microsoft Office and Lotus Notes applications.

              Panagon  Image  Services is an image and object  server that allows  businesses  to manage the  high-speed acquisition, distribution, and access of content and objects of all types.

              Panagon Report Manager is an online statement and report management system.  Panagon Report Manager allows organizations  the  ability to  capture,  store and access  legacy  print data  streams  within  eBusiness applications by storing,  accessing,  mining,  and analyzing  computer-generated  reports,  statements and forms.

              Panagon  Capture  addresses  document  and  content  capture  needs.   Available  in  high-volume  Capture
              Professional  or  small  department  Capture  Desktop  versions,  Panagon  Capture  acquires  digital  and paper-based  content into Panagon Image Services or Panagon Content Services for  enterprise-wide  use and online access.

              Panagon Document Warehouse(TM)for SAP software is a  document and data archiving  application  certified by
              SAP, for use with the popular R/3 Enterprise Resource Planning ("ERP") application suite.

         Brightspire

         Brightspire is a powerful and  customizable  total business  integration  framework.  The Brightspire  software product  line is  applications-focused  and  enables  organizations  to easily  define and re-use  business  logic while
leveraging   applications  internal  or  external  to  the  enterprise.   Brightspire  accelerates  the  development  of
applications such as eProcurement and collaborative  selling,  rapidly  increasing the productivity of supply chains and expediting the sales cycle.  Brightspire  allows  organizations  to improve  customer  satisfaction and deliver a higher return on investment by effectively enabling collaborative commerce.

         The Brightspire product line includes the following components:

              Brightspire  Process  Engine is the process  management  component  for design,  execution and tracking of processes.  It  manages  all  processes  and  their  associations  with  documents,  data,  and  lifecycle information  residing  in the Content  Engine and  external  applications.  It also tracks and records the status of work in progress.

              Brightspire Content Engine provides an object-oriented,  XML-based repository for storing digital business objects. It creates  relationships  between these objects and then manages their individual components and lifecycle.  The Content  Engine manages access to business  objects across a distributed  environment  and maintains the  information  about the behavior,  characteristics,  and  properties of these  objects.  The
              Content Engine also monitors the content and reacts to certain events, such as when they are updated.

              Brightspire  Enterprise Application  Integration ("EAI") and B2Bi connects packaged  applications,  legacy systems and integration-specific  software tools  used to build custom solutions, from low-level transport technology to more complete,  product-based  integration  solutions,  allowing them to operate  seamlessly together.  Brightspire's business system integration also extends beyond the corporate firewall,  allowing you to automate collaborative  interactions with suppliers and customers over the Internet using standards such as EDI, XML and specific  protocols such as RosettaNet.  Brightspire  can support B2Bi solutions that are custom-built,  delivered through packaged  products,  or supported by an outsourced trading community.
              With these capabilities,  Brightspire provides for visibility to enterprise-wide  data, regardless of what application or database stores the information.  It also provides the control needed to define, manage and track business processes independent of the enterprise applications that may be implemented.

              Brightspire  Application  Engine is a high-level  developer's interface  and is the  foundation for custom applications,  leveraging the  flexibility of Java,  SOAP, and XML. It links  application  programs to the
              Content and Process Engines,  allowing these components to operate seamlessly  together.  This is a single control center  for business  logic,  processes,  information,  and security, a unified  interface for all applications.  With this  capability,  one can build  applications  that  integrate and  communicate  with different back-office applications, as well as with business partners' applications.

              Brightspire  Workplace is an end-user  application that provides a Web-based interface to Brightspire.  It enables  users to locate  business  content,  initiate  new  transactions,  check  status and track a wide variety of processes and  information  objects across  multiple  object stores.  Highly  customizable  and platform  independent,  Brightspire  Workplace  enables  employees,  partners and customers to manage work processes.

              Brightspire  Workbench is a collection of Java applets designed for business analysts and  administrators.
              Its design tools include:  a Business  Process  Designer,  a search and Search  Template  Designer,  and a designer for defining publish templates.  Also included are administrative tools such as a Process Tracker for tracking work in progress,  a Process  Administrator  for managing  work queues and work objects,  and
              Site Preferences for setting user parameters.

              Brightspire  Solution Templates are a set of predefined business objects and processes that can be applied to address specific industry  scenarios,  such as eProcurement.  These solution  templates  integrate with other vertical  applications.  This enables  customers to build repeatable  solutions that can be deployed quickly, and realize a fast return on investment.

         Acenza eBusiness Applications

         The  Acenza  family of  eBusiness  applications  is  effective  for  linking  people,  process  and  content by providing  management of business  processes and  associated  content in a variety of specific  horizontal  and vertical industry  sectors.  Based on our Panagon and Brightspire core  technologies,  Acenza eBusiness  applications  streamline the business  processes  associated with acquiring and servicing  customers and business partners across the Web. Acenza applications  automate core  front-office and back-office  business  processes and systems,  externalize  these business processes to the Web, and create and manage  associated  content using the latest Panagon and  Brightspire  products and technology.

The Acenza product family includes the following eBusiness applications:

              Acenza for Insurance  enables  insurance  organizations  to improve  operational  efficiency  and customer service by delivering web-based business process management  solutions.  Acenza for Insurance provides the following  capabilities:  eliminates or reduces filing costs; provides efficient and accurate self-service that is customer  friendly;  improves  workers'  efficiency and  utilization of their  knowledge to reduce processing  time and  costs;  improves  customer  satisfaction;  and  supports  the  rapid  deployment  of web-enabled claims, underwriting and policy administration operations, linking customers,  agents/brokers, and employees in shared processes and content. Acenza for Insurance offers two applications:

               1.   Acenza Claims - allows customers to submit claims conveniently via the Web, phone, fax or email.

               2.   Acenza Underwriting and Policy Administration - allows applications, renewals, cancellations and reinstatements to be s ubmitted, along with the  required documentation,  via the  Web and then forwarded directly to an underwriter for review and approval.

              Acenza  Payables  streamlines  the accounts  payable  process,  allowing  accounting  staff to handle more
              purchase  transactions, quickly,  easily, and accurately.   Invoices presented in paper, fax or electronic
              form are captured,  filed securely, and routed for data entry and approval automatically.  A Web interface allows status checking and approval of invoices to be deployed  cost-effectively across the enterprise and to business partners.

         Storage Management

         We also manufacture and market an Optical Storage and Retrieval  ("OSAR") library product based on 12-inch,  30 gigabyte, optical disk technology for storage management of business critical content.

Services, Support, And Manufacturing

         We operate  service and support organizations  on a  global basis  to  provide  both  pre-sales  and post-sales services to ensure successful implementation and customer satisfaction.

         Our worldwide Customer Service and Support organization provides  comprehensive support capabilities  including electronic and real-time phone support and global call tracking for customers and partners on support  programs.  Highly
skilled  and  experienced   systems  engineers  deliver   consistent   support  coverage  on  multiple   platforms  with
round-the-clock  call handling.  Our technical web site offers the ability to open cases,  search our knowledge base and review related status reports.

         Support programs may be customized and enhanced with optional fee-based  services.  These options include after hours phone  coverage,  on-site  technical  consultants to assist with upgrades and FileNET  installations,  and FileNET
Software Development Kit ("SDK") support for development teams building applications.

         For the second  consecutive  year, our Global  Technical  Response Centers in North America and Europe achieved certification  under  the  prestigious  Support  Center  Practices  Certification  program.  This  certification  is  an internationally recognized standard created by the Service and Support Professionals Association.

         Our worldwide  professional  services  organization  provides consulting,  development,  architecture and other technical  services to our licensed  customers  and training  services.  These  services are provided  through  in-house employees and through a network of qualified partners.  Our worldwide  professional  services  organization  understands the requirements for implementing an enterprise solution and offers a comprehensive  methodology to install,  integrate, customize and deploy our solutions.  These services  range from the  management of  large-scale  implementations  of our products to prepackaged standard services such as software  installation.  Our educational  curriculum includes training courses  for end users,  application  developers  and  system  administrators  through  media-based  and  instructor-led training.

         Our manufacturing  facilities in Costa Mesa,  California and Dublin,  Ireland,  conduct software  manufacturing and distribution, localization, integration, test and quality control.

Research And Development

         We have made  substantial  investments in research and  development,  primarily  through  internal  development activities,  third party embedded technology and to a lesser extent,  through technology  acquisitions.  Our development efforts  use  our  ECM platform  to deliver  industry  vertical  applications  and  a  next  generation  high throughput transaction  oriented  Collaborative  Commerce platform.  Our development  efforts also seek to deliver "end to end" ECM capability  in the  market.  Additionally,  we embed  third  party  software  that  enhances  the  functionality  of our products  through a variety of OEM  agreements.  Expenditures  for research and  development  were $68.8 million,  $57.9 million, and $54.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         We expect to look for  technology  acquisitions  that  provide us with  additional  product  know-how or domain knowledge  where  appropriate  and will continue to embed third party  products that enhance our product line. We intend to continue to invest  significantly in internal  development  with a focus on developing new  functionality in Business
Process  Management,  Content  Management  and  Collaborative  Commerce  applications  that provide a richer competitive product offering to our customers.

Competition

         The market for our products is highly  competitive  and  competition is expected to intensify.  We compete with a large number of  eProcess,  Web Content  Management,  eBusiness  Applications,  workflow  and  document  imaging,  and electronic  document  management  companies.  Numerous  smaller  software  vendors also compete in each product area. We also experience competition from systems integrators who configure hardware and software into customized systems.

         Database  vendors  such as Oracle  and IBM,  messaging  vendors  and  eCommerce  vendors  such as  Broadvision,
webMethods,  and Art Technology Group  may compete  with us in the future.  It is also possible that new  competitors or alliances among  competitors may emerge and rapidly acquire  significant  market share. We also expect that  competition will increase as a result of software industry consolidations.

         We believe that the principal  competitive  factors affecting the market for our software products and services include vendor and product  reputation,  product quality,  performance and price, the availability of software  products
on  multiple  platforms,  product  scalability,  product  integration  with  other  enterprise  applications,   software
functionality and features,  software ease of use, and the quality of professional  services,  customer support services and training.  The relative importance of each of these factors depends upon the specific customer involved.

         Certain of our competitors and potential  competitors  may have greater  resources,  larger sales and marketing teams, broader product lines and more experience  developing  Internet-based  software than we do. Increased competition may result in price  reductions,  reduced  gross  margins and loss of market  share,  any of which could have a material adverse effect on our business, financial condition or results of operations.

Patents And Licenses

         We hold  three  patents  for our OSAR  product,  two of which  expire  on July 11,  2004 and the third of which expires on August 4, 2004.  We have one patent,  which  issued on January 8, 2002,  directed  to methods  for  balancing work flow load among multiple work flow systems,  and one additional  patent pending directed to methods of partitioning a  workflow  queue.  We have also  entered  into  non-exclusive  license  arrangements  with a number of  organizations, including  IBM and Oracle,  which permit us and our  resellers to grant  sublicenses  to end users of our systems to use software developed by these third party vendors.

Employees

         As of December  31,  2001,  we had 1,749  full-time  employees,  of which 425 were  employed  in  research  and development,  484 in sales, 91 in marketing,  252 in education and professional services, 260 in customer support, 77 in operations,  and 160 in  administration.  No employees are represented by labor unions,  and we have never experienced a work  stoppage.  We believe that we enjoy good employee  relations.  During fiscal year 2001, we experienced a workforce reduction totaling 158 employees.

Risk Factors

         Our  Quarterly  Operating  Results May  Fluctuate  in Future  Periods.  Prior  growth  rates in our revenue and operating  results  should  not  necessarily  be  considered  indicative  of future  growth or  operating  results.  Our operating  results  have  fluctuated  in the past and we  anticipate  our future  operating  results  will  continue  to fluctuate due to many factors,  some of which are beyond our control.  These factors,  include,  but are not limited to, the following:

           o    the persistence of the industry-wide slow down in IT spending as well as general economic recession in our major Regions;
           o    general domestic and international economic and political conditions;
           o    the discretionary nature of our customer's budget and purchase cycles and the absence of long-term customer purchase commitments;
           o    the tendency to realize a substantial amount of our revenue in the last weeks, or even days, of each quarter;
           o    the potential for delays or deferrals of customer orders;
           o    the size, complexity and timing of individual transactions;
           o    changes in foreign currency exchange rates and the impact of the  euro currency conversion;
           o    the length of our sales cycle;
           o    variations in the productivity of our sales force;
           o    the level of software product and price competition;
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
If the  markets  we serve  fail to grow or grow more  slowly  than we  currently  anticipate,  our  business,  financial condition and operating  results would be harmed.  This intensely  competitive  market is highly  fragmented and rapidly changing  and there are certain  competitors  of ours with  substantially  greater  sales,  marketing,  development  and financial  resources.  Our  present  or future  competitors  may be able to  develop  software  products  comparable  or superior to those  offered by us, offer lower priced  products or adapt more quickly than we do to new  technologies  or evolving  customer  requirements.  In order to be successful  in the future,  we must respond to  technological  change, customer  requirements and competitors' current software products and innovations.  We cannot assure you that we will be able to continue  to compete  effectively  in our target  markets or that  future  competition  will not have a material adverse  effect on our  business,  financial  condition or results of  operations.  In addition,  current and  potential competitors have  established,  or may establish,  cooperative  relationships  among themselves or with third parties to increase the ability of their  products to address the needs of the markets we serve.  Accordingly,  it is possible that new  competitors or alliances  among  competitors may emerge and rapidly  acquire  significant  market share.  Increased competition may result in price  reductions,  reduced gross margins and loss of market share,  any of which could have a material adverse effect on our business, financial condition or results of operations.

         We Must  Develop and Sell New  Products  in Order to Keep Up With Rapid  Technological  Change.  The market for our software and services is characterized by rapid technological  developments,  evolving industry  standards,  changes in customer  requirements  and  frequent new product  introductions  and  enhancements.  Our ability to continue to sell products  will be  dependent  upon our ability to continue to enhance our  existing  software  and  services  offerings, develop and introduce,  in a timely manner, new software products  incorporating  technological  advances and respond to customer  requirements.  Our future  success  also  depends,  in part,  on our  ability to  execute on our  strategy  of broadening  our  Enterprise  Content  Management  and  related  applications  market.  This  strategy  may require us to maintain  relations with our existing  technology  partners and develop relations with new technology  partners.  We may not be successful in  maintaining  and developing  these  relationships  or in  developing,  marketing and releasing new products or new versions of our products that respond to  technological  developments,  evolving  industry  standards or changing  customer  requirements.  We may also  experience  difficulties  that  could  delay or prevent  the  successful development,  introduction and sale of these enhancements.  In addition,  these enhancements may not adequately meet the requirements  of the  marketplace  and may not  achieve  any  significant  degree  of market  acceptance.  If we fail to successfully  maintain or establish  relationships  with  technology  partners or to execute on our  integrated  product solution  strategy,  or if release dates of any future  products or  enhancements  are delayed,  or if these products or enhancements fail to achieve market  acceptance when released,  our business  operating results and financial  condition could be  materially  harmed.  In the past, we have  experienced  delays in the release  dates of  enhancements  and new releases to our products  and we cannot  assure you that we will not  experience  significant  future  delays in product introduction.  From  time  to  time,  we or  our  competitors  may  announce  new  software  products,  capabilities  or technologies  that have the  potential  to replace or shorten  the life cycles of our  existing  software  products.  We cannot assure you that  announcements  of currently  planned or other new software  products will not cause customers to delay their  purchasing  decisions in  anticipation  of such  software  products,  and such delays could have a material adverse effect on our business and operating results.

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

         We may, from time to time, be notified that we are infringing  certain patent or  intellectual  property rights of others.  While  there are no  material  actions  currently  pending  against us for  infringement  of patent or other proprietary  rights of third  parties,  we cannot  assure that third  parties  will not  initiate  infringement  actions against us in the future.  Combinations of technology  acquired through past or future  acquisitions,  embedded software and  our  technology  will  create  new  software  products  and  technology  that  also  may  give  rise to  claims  of infringement.  Infringement  actions can result in  substantial  costs and  diversion of  resources,  regardless  of the merits of the actions.  If we were found to infringe upon the rights of others,  we cannot assure that we could redesign the infringing  products or could obtain licenses on acceptable  terms,  if at all.  Additionally,  significant  damages for past  infringement  could be assessed or future  litigation  relative to any such licenses or usage could occur.  An adverse  disposition  of any claims or the advent of  litigation  arising out of any claims of  infringement  may have a material adverse effect on our business, financial condition or results of operations.

         We Depend on  Certain  Strategic  Relationships.  In order to  expand  the  distribution  of our  products  and broaden our product offerings,  we have established  strategic  relationships with a number of indirect channel partners and other  consultants  that  provide  marketing  and sales  opportunities  for us. We have  entered into key formal and informal agreements with other companies such as Hewlett-Packard  Company, IBM Global Services,  Microsoft  Corporation,
SAP AG,  Siebel  Systems  Inc,  Sun  Microsystems,  Inc.,  and  Vignette  Corporation,  among  others.  Certain of these agreements  do not have minimum  purchase  requirements  and/or are  cancelable at will. We cannot assure you that these companies  will not reduce or  discontinue  their  relationships  with,  or support of,  FileNET and our  products.  Our failure to maintain  these  relationships,  or to establish new  relationships  in the future,  could harm our business, financial condition and results of operations.

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
We also believe our future  success will depend in large part upon our ability to attract and retain  additional  highly skilled management,  technical,  marketing,  product development,  and operational  personnel and consultants.  There is competition for such personnel,  particularly software developers,  professional service consultants and other technical personnel  and pay scales in the  software  industry  have  significantly  increased.  We cannot  assure you that in the future we will be successful in attracting and retaining such personnel.

         We are  Subject  to Many Risks  Internationally.  Historically,  we have  derived  approximately  25-30% of our total  revenues  from  international  sales  through  our  worldwide  network  of  subsidiaries  and  channel  partners.
International business is subject to certain risks, including, but not limited to, the following:

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
        o    potentially adverse tax consequences;
        o    currency restrictions and currency exchange fluctuations;
        o    adoption of the euro and uncertainties surrounding the euro conversion;
        o    the burden of complying with a wide variety of complex foreign laws, regulations and treaties; and
        o    the possibility of difficulties in collecting accounts receivable.

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
        o    fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software companies; and
        o    other general economic and political conditions.

         In recent years, the stock market in general has experienced  extreme price and volume  fluctuations  that have affected the market  price for many  companies  in  industries  similar to ours.  Some of these  fluctuations  have been unrelated to the operating  performance of the affected  companies.  These market  fluctuations  may decrease the market price of our common stock in the future.

         Acquisitions  of  Companies  or  Technologies  May Result in  Disruptions  to Our  Business  and  Diversion  of
Management  Attention.  In the past,  we have made  acquisitions,  and as part of our business  strategy,  we frequently evaluate  strategic  opportunities.  We anticipate  that our future growth may depend in part on our ability to identify
and  acquire  complementary   businesses,   technologies,   market  channels  or  product  lines.  Acquisitions  involve significant  risks and could divert  management's  attention  from the  day-to-day  operations of our ongoing  business.
Additionally, such acquisitions may include numerous other risks, including, but not limited to the following:

        o    difficulties in the integration of the operations, products and personnel of the acquired companies;
        o    the incurrence of debt and impairment charges related to certain  intangible assets;
        o    liabilities and risks that are not known or identifiable at the time of the acquisition;
        o    the potential loss of customers  of FileNET or the acquired company; and
        o    the potential loss of key personnel of the acquired company.

     If we fail  to successfully manage  future acquisitions  or fully integrate future acquired businesses, products or technologies  with our  existing  operations, we  may not receive  the  intended  benefits  of the acquisition  and such acquisitions may harm our business and financial results.

Item 2.           Properties

         We  currently  lease  352,000  square  feet of  office,  development  and  manufacturing  space in Costa  Mesa,
California  and 91,000  square feet of office and  development  space in Kirkland,  Washington.  In  addition,  we lease
24,500 square feet of office and  manufacturing  space in Dublin,  Ireland.  We also lease sales and support  offices in
25  locations in the United  States,  19 locations in Europe,  3 locations in  Australia,  2 locations in Canada,  and 2 locations  in Asia.  We  believe  that  the  Costa  Mesa,  Dublin  and  Kirkland  facilities  will be  adequate  for our anticipated development and manufacturing needs through 2002.

Item 3.           Legal Proceedings

         In  October 1994, Wang Laboratories, Inc. ("Wang")  filed a complaint  in the  United States District Court for the  District  of  Massachusetts  alleging  that the  Company was  infringing five patents  held by  Wang  (the "FileNET
Case").  On June 23, 1995,  Wang amended its complaint to include  an additional  related patent.  On July 2, 1996, Wang filed a  complaint in the  same court alleging that Watermark Software Inc., a former wholly owned subsidiary of FileNET that was  merged  with the Company,  was infringing  three of the same patents  asserted in the  initial  complaint (the
"Watermark Case").  On October 9, 1996, Wang withdrew its claim in the FileNET Case that one of the patents it initially asserted was infringed.

         On January 8, 1997, the court stayed the Watermark Case, subject to limited  exceptions  for certain discovery.
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

         On August 10, 2000, Eastman Kodak Company,  Eastman Software and eiStream WMS, Inc.  ("eiStream")  entered into an Asset  Purchase  and Sale  Agreement  ("APA"),  under which  eiStream  acquired  some,  but not all, of the assets of
Eastman  Software.

         Effective June 30, 2001, the Company and Eastman Kodak Company, the parent of Eastman Software, entered into an agreement that settled  the FileNET Case.  In accordance with that  settlement agreement,  the parties filed on  July 5,
2001, a stipulation dismissing the FileNET Case.

         On September 19, 2001,  eiStream filed a  complaint against  Eastman Kodak Company and  Eastman Software in the
United States District Court  for the district of  Dallas County (the "eiStream  Case").  eiStream sought,  among  other things, a declaratory judgment that pursuant to the terms of the APA, eiStream owns the Watermark Case and has the right to pursue claims in the  Watermark Case regarding  Watermark products  sold prior to the phase out  in December 1999 and that Eastman Kodak Company was required to obtain eiStream's consent prior to settling the FileNET Case.

         On October 15, 2001,  Eastman Kodak  Company  filed its answer to  eiStream's  complaint in which Eastman Kodak
Company  claimed  ownership of the Watermark  Case,  denied that the APA gave eiStream  ownership of the Watermark Case, and stated that  eiStream's  claim that its  consent was  necessary  prior to  settling  the FileNET  Case was barred by principles of equitable estoppel.

         Also on October 15, 2001,  Eastman Kodak Company moved to abate the eiStream Case because the previously  filed
Watermark Case raises issues  inherently  related with issues raised in the eiStream Case and because certain  necessary and indispensable parties were not properly joined in the eiStream Case.

         On October 31,  2001,  Eastman  Kodak  Company  moved for leave to amend the  original  complaint  filed in the
Watermark Case to add eiStream as a party,  to add the correct  Eastman Kodak Company  entities as plaintiffs and to add a declaratory judgment count seeking a judgment that Eastman Kodak Company, not eiStream, owns the Watermark Case.

         In  November  2001,  Eastman  Kodak  Company  and  eiStream  amended the APA and  resolved  all their  disputes regarding  Eastman Kodak  Company's  right to settle the FileNET Case and the  Watermark  Case.  Effective  November 15,
2001,  eiStream  agreed that the June 30, 2001  agreement  between  FileNET and Eastman  Kodak Company which settled the

FileNET  Case is in  accordance  with the APA, as amended,  and that FileNET and Eastman  Kodak  Company may dismiss the
Watermark Case with prejudice.

         Effective  November 15, 2001,  Eastman  Kodak Company  entered into an agreement  with the Company that settled the Watermark  Case.  In accordance  with that  settlement  agreement and the amended APA between  Eastman Kodak Company and eiStream,  the parties to the  Watermark  Case filed on November 16, 2001 a  stipulation  dismissing  that case with prejudice.  A stipulation of non-suit with prejudice was filed in the eiStream Case on November 19, 2001.

         Subsequent  to  December  31,  1998,  the former  shareholders  of Saros  Corporation,  a  former  wholly-owned subsidiary  of  FileNET  that was  merged  with the  Company,  filed a  demand  for  mandatory  arbitration  to  release approximately  375,700  shares of the  Company's  stock which were held in escrow  pursuant to the Agreement and Plan of
Merger dated January 17, 1996 among FileNET Corporation,  FileNET Acquisition  Corporation and Saros Corporation and for
damages.  The Company and the agent for the former Saros  shareholders ("Shareholders' Agent") had agreed to mediate the matter,  but the Shareholders'  Agent  cancelled  the  mediation  prior to the  scheduled  date and  renewed  the demand for  mandatory arbitration.  A binding  arbitration  proceeding  took  place during  the  period  March 5, 2001  through
March 23, 2001. On April 24, 2001 the  arbitrators  issued  an interim  decision  denying  all  claims  asserted  by the
Shareholders' Agent against the Company, sustaining all claims asserted by the  Company,  and awarding all of the shares
of stock held  in escrow  to the Company.   On June 7, 2001  the arbitrators  issued a  final award  that reiterated the principal rulings set forth in the interim decision and awarded all of the stock held in the escrow to the Company.  The final award  further determined  that the escrowed  shares  provide the exclusive  source for the Company's  recovery of attorneys'  fees and costs from the former  stockholders  of Saros.  These shares were  cancelled  and  retired when the
Company received the certificates from the escrow agent in September 2001.

         In the normal  course of  business,  we are  subject to  various  other  legal  matters.  While the  results of litigation  and claims  cannot be predicted  with  certainty,  we believe that the final  outcome of these other matters will not have a materially adverse effect on our consolidated results of operations or financial conditions.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were  submitted  to a vote of security  holders  during the fourth  quarter of the fiscal year ended
December 31, 2001.

                                                        PART II

Item 5.           Market for the Registrant's Common Stock and Related Stockholder Matters

         Our common stock  is traded  on the Nasdaq National Market under the symbol "FILE".  The following are the high and low sale prices from January 1, 1999 through December 31, 2001, as reported by Nasdaq:

                                                                    High           Low
                        Year Ended December 31, 2001
                           4th Quarter                           $ 21.41        $ 9.00
                           3rd Quarter                             14.86          8.95
                           2nd Quarter                             16.23          8.88
                           1st Quarter                             29.13         12.75

                        Year ended December 31, 2000
                          4th Quarter                            $ 35.63       $ 15.69
                          3rd Quarter                              21.31         15.00
                          2nd Quarter                              31.06         15.25
                          1st Quarter                              46.81         21.19

                        Year ended December 31, 1999
                           4th Quarter                           $ 26.38       $ 10.00
                           3rd Quarter                             13.69          7.75
                           2nd Quarter                             12.00          6.00
                           1st Quarter                             13.38          6.50

         The closing price of our common stock at December 31, 2001 was $20.29.  The approximate  number of stockholders of record as of March 27, 2002, was 536. The closing price of our common stock on that date was $17.58.

         We have not paid any  dividends  on our common  stock.  We currently  intend to retain  earnings for use in our business  and do not  anticipate  paying cash  dividends  in the  foreseeable  future.  Our ability to pay  dividends is limited by the terms of our line of credit agreement.

Item 6.           Selected Financial Data

         The following  table  summarizes  certain  selected  financial data and should be read in conjunction  with our consolidated  financial statements and the notes thereto, and Item 7, Management's  Discussion and Analysis of Financial
Condition and Results of  Operations.  The selected  consolidated  statements of operations and balance sheet data as of and for each of the five years in the period ended,  and as of  December  31, 2001, have been  derived  from our audited financial statements.

                                                                         (In thousands, except per share amounts)
Fiscal Years Ended December 31,                  2001         2000              1999           1998          1997
Consolidated statements of
operations data:
Revenue:
     Software                              $  118,972   $  204,823        $  183,253     $  171,153    $  132,723
     Service                                  199,722      172,772           147,449        115,501        89,280
     Hardware                                  13,840       21,019            16,418         23,579        29,422
       Total revenue                          332,534      398,614           347,120        310,233       251,425
Cost of  revenue:
     Cost of software revenue                   7,481       14,594            16,984         16,814        13,416
     Cost of service revenue                  100,447      100,456            85,686         69,586        54,003
     Cost of hardware revenue                  10,021       13,380             8,805         13,181        20,330
       Total cost of revenue                  117,949      128,430           111,475         99,581        87,749
     Gross profit                             214,585      270,184           235,645        210,652       163,676
Operating expenses:
     Research and development                  68,838       57,914            54,307         50,132        40,927
     Selling, general and
     administrative                           169,505      164,941           157,708        161,013       127,622
     Merger, restructuring,
     in-process research and
     development, and other costs                   -        2,984                 -          2,000         6,000
       Total operating expenses               238,343      225,839           212,015        213,145       174,549
Operating income (loss)                       (23,758)      44,345            23,630         (2,493)      (10,873)
     Other income, net                          2,503        5,406             3,409          3,840         3,160
Income (loss) before income taxes             (21,255)      49,751            27,039          1,347        (7,713)
     Provision (benefit) for income
     taxes                                     (4,633)      11,204             7,362            391        (2,187)
Net income (loss)                          $  (16,622)  $   38,547        $   19,677     $      956    $   (5,526)
Earnings (loss) per share:
       Basic                               $   (0.47)   $     1.13        $     0.61     $     0.03    $    (0.18)
       Diluted                             $   (0.47)   $     1.05        $     0.59     $     0.03    $    (0.18)
Weighted average shares outstanding:
       Basic                                   35,117       34,155            32,125         31,083        30,310
       Diluted                                 35,117       36,765            33,360         33,367        30,310
Consolidated balance sheet data:
 Working capital                           $  144,750   $  155,483        $  101,777     $   67,972    $   79,091
 Total assets                                 301,639      324,093           243,398        206,822       179,440
 Stockholders' equity                         215,825      224,957           150,458        130,320       118,811

Note:  Service revenue and costs include both Customer Support and Professional Services and Education.
       Certain reclassifications have been made to the prior years' selected financial data to conform with the current year's presentation.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following  discussion  contains  forward-looking  statements  within the meaning of the Private  Securities
Litigation Reform Act of 1995,  Section 21E of the Securities  Exchange Act of 1934, as amended,  and Section 27A of the
Securities  Act  of  1933,  as  amended,  and  is  subject  to  the  safe  harbors  created  by  those  sections.  These forward-looking  statements  are subject to a number of risks and  uncertainties  that could cause our actual results to differ  materially from those that may be anticipated by such  forward-looking  statements,  which reflect  management's opinions  only as of the date  hereof.  We  undertake  no  obligation  to revise or publicly  release the results of any revisions  to  these  forward-looking  statements.  Readers  should  carefully  review  the  risk  factors  and  various disclosures  described in this document and in other documents we file with the Securities and Exchange  Commission that attempt to advise  interested  parties of the risks and factors that may affect our business.  The following  discussion should be read in conjunction  with the  Consolidated  Financial  Statements  and Notes thereto  submitted as a separate section of this Form 10-K (Item 14).

Significant Accounting Policies

         We prepare  the  consolidated  financial  statements  of  FileNET  in  conformity  with  accounting  principles generally  accepted in the United States of America.  The  consolidated  financial  statements  include our accounts and the accounts of our wholly-owned  subsidiaries.  All intercompany  balances and transactions  have been eliminated.  The preparation of financial  statements in conformity with accounting  principles  generally  accepted in the United States of America  requires  management  to make  estimates  and  assumptions  that affect the  reported  amounts of assets and liabilities  at the date of the  financial  statements  and the reported  amounts of revenues  and  expenses  during the reporting period.  The significant  accounting  policies we believe are most critical to aid in fully  understanding and evaluating our reported financial results include the following:

         Revenue  Recognition.  Revenues  from sales of software  licenses  sold through  direct and indirect  channels, which do not contain  multiple  elements,  are recognized upon shipment of the related  product,  if the requirements of
Statement of Position  ("SOP") 97-2, as amended,  are met. If the  requirements  of SOP 97-2,  including  evidence of an arrangement,  delivery,  fixed or determinable  fee,  collectibility  or vendor specific  evidence about the value of an element  are  not  met  at  the  date of  shipment,  revenue  is  not  recognized  until  such  elements  are  known  or resolved.  Software license revenue for arrangements to deliver  unspecified  additional software products in the future is  recognized  ratably over the term of the  arrangement,  beginning  with the initial  shipment.  We  recognize  other revenue at the time of product  delivery and accrue any remaining  costs,  including  vendor  obligations.  Revenue from post-contract  customer  support  is  recognized  ratably  over  the term of the  contract.  Revenue  from  professional services is recognized as such  services are  delivered  and accepted by the customer.  Based on historical  experience, we maintain  a sales returns allowance for the estimated amount of potential returns related to unforeseen events. While such  returns have  historically been  minimal and  within our  expectations  of the allowances  established,  we cannot guarantee that we will continue to experience the same return rates that we have in the past.

         Accounts  Receivable.  We evaluate the  creditworthiness  of our customers  prior to order  fulfillment  and we perform  ongoing  credit  evaluations  of our  customers  to adjust  credit  limits  based on  payment  history  and the customer's current  creditworthiness.  We constantly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical  experience and on specific customer  collection issues.  While such credit losses have  historically been within our expectations and the provisions  established,  we cannot guarantee that we will  continue  to  experience  the same credit  loss rates that we have in the past.  Since our revenue  recognition policy  requires  customers  to be  creditworthy,  our  accounts  receivable  are based on  customers  whose  payment is reasonably  assured.  Our accounts  receivable are derived from sales to a wide variety of customers.  We do not believe a change in  liquidity of any one  customer or our  inability  to collect  from any one  customer  would have a material adverse impact on our financial position.

         Deferred  Income  Taxes.  Deferred  income taxes reflect the net tax effects of temporary  differences  between the carrying  amounts of assets and  liabilities  for financial  reporting  purposes and the amounts used for income tax purposes.  We maintain a valuation  allowance  against a portion of the deferred tax asset due to uncertainty  regarding the future realization based on historical  taxable income,  projected future taxable income, and the expected timing of the reversals of existing  temporary  differences.  If we operate at a loss or are unable to generate  sufficient future taxable  income we could be required to increase the valuation  allowance  against all or a  significant  portion of our deferred  tax assets  which would  result in a  substantial  increase to our  effective  tax rate and could  result in a material adverse impact on our operating results.

         Long-Lived  Assets.   We  account  for  the impairment  and  disposition  of  long-lived  assets  in accordance with  the  Statement of Financial Accounting Standards  ("SFAS") No. 121,  "Accounting for the  Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121,  long-lived  assets to be held are reviewed  for  events  or changes in  circumstances  that indicate that their carrying value may not be recoverable.  In
August 2001,  the  Financial Accounting Standards Board ("FASB")  issued SFAS No. 144,   "Accounting  for  Impairment or
Disposal of Long-Lived Assets."  This  statement  addresses  financial  accounting  and reporting for the impairment  of long-lived assets and for the disposal of long-lived  assets.  SFAS No. 144 supersedes SFAS No. 121 and is effective for
fiscal years beginning after December 15, 2001.   We evaluate the carrying value of  intangible  assets  for  impairment of  value based on undiscounted  future cash flows.  While we have not  experienced  impairment  of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

Other Operating Matters

         We took selective  actions in 2001 to help drive  profitability  and to reduce on-going annual expenses.  These actions  included  cost-saving  measures,  internal  business  process  changes to improve  efficiency  and a  worldwide workforce  reduction of 158  employees.  Workforce  reductions  occurred  during the second and fourth  quarters of 2001 resulting in a total  severance  charge of $4.5 million.  These  severance  charges were  $897,000 in customer  support,
$293,000  in  professional  services, $331,000 in  research and development and  $2.9  million in  selling,  general and administrative, as discussed below.

Overview

         Our revenue  growth  depends on the overall  demand for computer  software and services  primarily to corporate and government  customers.  In general,  a weakening economy will most likely result in a decline in demand for computer software  that will  result in  decreased  revenue for us.  During  fiscal  2001 we  experienced  a decrease in software revenue on a worldwide  basis and we believe this  decrease was  primarily  due to a macro  economic slow down which has decreased our revenue stream.  We are currently  unable to predict when the global  economic  slowdown in the technology sector will cease to have a negative impact on our revenues and results of operations.

Results Of Operations

         The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:
                                                                           (As a percentage of total revenue)
       December 31,                                            2001                2000                1999
       Revenue:
          Software                                             35.8%               51.4%               52.8%
          Customer support                                     39.8                27.6                27.3
          Professional services and education                  20.2                15.7                15.2
          Hardware                                              4.2                 5.3                 4.7
       Total revenue                                          100.0               100.0               100.0

       Cost of revenue:
          Software                                              2.2                 3.7                 4.9
          Customer support                                     12.8                11.5                12.5
          Professional services and education                  17.5                13.7                12.2
          Hardware                                              3.0                 3.3                 2.5
       Total cost of revenue                                   35.5                32.2                32.1

       Gross profit                                            64.5                67.8                67.9
       Operating expenses:
          Research and development                             20.7                14.5                15.7
          Selling, general and administrative                  51.0                41.4                45.4
          In-process research and development                     -                 0.8                   -
             Total operating expenses                          71.7                56.7                61.1

       Operating income (loss)                                 (7.2)               11.1                 6.8
       Other income, net                                        0.8                 1.4                 1.0
       Income (loss) before tax                                (6.4)%              12.5%                7.8%

Revenue

         Total  revenue  decreased to $332.5  million in 2001 from $398.6  million in 2000,  representing  a decrease of
$66.1  million,  or 17%. From 1999 to 2000,  total  revenue  increased by $51.5  million,  or 15%. The decrease in total revenue from 2000 to 2001 was primarily  attributable  to lower  software  revenue as a result of  unfavorable  economic conditions in 2001 resulting in decreased  demand for our software  products.  This decrease was partially  offset by an increase in service  revenues.  The increase from 1999 to 2000 was largely due to an increased  customer  base,  broader software functionality, new product introductions, and an increased emphasis on professional services.

         Software.    Software  revenue  consists  of  fees  earned  from  the  licensing  of our  software  products to customers.  Software  revenue  decreased to $119.0 million in 2001 from $204.8 million in 2000,  representing a decrease of $85.8 million,  or 42%. From 1999 to 2000,  software  revenue  increased $21.5 million from $183.3  million,  or 12%.
The decrease from 2000 to 2001 is primarily due to the  significant  global economic  slowdown in the technology  sector that resulted in a  significant  reduction in the amount and size of customer  orders.  Large  enterprise  projects were eliminated or replaced by smaller projects as Information Technology budgets were reduced and delayed in 2001. We expect
that the trend toward  smaller  projects  will  continue  for the  foreseeable  future.   The increase from 1999 to 2000
was primarily  attributable to  large-scale deployments of our software products, as well as growth in the number of our customers.

These  expanded  deployments  resulted  primarily  from our  web-enabled  architecture  as well as a more  favorable  IT spending environment.

         Customer  Support.  Customer support revenue consists of revenue from software  maintenance  contracts and "fee for service"  revenues and the sale of spare parts and supplies.  Customer  support revenue  increased to $132.4 million in 2001 from $110.3  million in 2000,  representing  an increase of $22.1  million,  or 20%.  From 1999 to 2000 customer support revenue  increased by $15.5 million from $94.8 million, or 16%. These increases in customer support revenue were primarily  due to the growth in our base of  customers  who  receive  ongoing  maintenance  as a result of new  customer sales,  sales of additional  products to our installed  base and a high rate of renewal on the existing  base. We expect these trends to continue in the near future.  However,  a prolonged  economic  slowdown will result in a decrease in the growth rate of customer  support  revenue and potentially a decrease in the actual  maintenance  revenue as this revenue stream is directly related to software revenue fluctuations over time.

         Professional  Services and Education.  Professional  services and education revenue is generated primarily from consulting and implementation  services provided to end users of our software products,  technical  consulting  services provided to our resellers and training services.  Professional  services are generally  performed on a time and material basis.  Professional  services and  education  revenue  increased to $67.3  million in 2001 from $62.5  million in 2000, representing  an  increase of $4.8  million,  or 8%.  From 1999 to 2000  professional  services  and  education  revenue increased by $9.8 million from $52.6 million,  or 19%. These  increases  were primarily  attributable  to an increase in custom  development  projects,  and to a lesser extent,  an increase in sales of prepackaged  service  offerings,  which include both consulting and training.  As part of our business plan, we focused on expanding our  professional  services capabilities  to support our  solutions  and  applications  strategy  and we plan to continue  such  focus.  However,  a prolonged  economic  slowdown  will result in a decrease  in the growth  rate of  professional  services  and  education revenue and potentially a decrease in the absolute dollar amount of these revenues.

         Hardware.  Hardware  revenue is generated  primarily from the sale of 12-inch OSAR libraries.  Hardware revenue decreased to $13.8 million in 2001 from $21.0  million in 2000,  representing  a decrease of $7.2 million,  or 34%. From
1999 to 2000  hardware revenue  increased by $4.6 million from $16.4  million,  or 28%. The decrease in 2001 compared to
2000 was primarily  attributable  to the economic  downturn that caused a reduction in orders for the OSAR product.  The increase in 2000 was  primarily due to increased  demand for 30 gigabyte  drives as delayed  orders from 1999  resulting from Y2K uncertainty  were placed in 2000.  Hardware is not a strategic  focus for us and we expect hardware  revenue to remain flat or decrease in absolute dollars in future periods.

         International.  International  revenues accounted for 25% of total revenue,  or $82.9 million,  in 2001, 28% of total revenue,  or $110.1 million,  in 2000, and 28% of total revenue,  or $98.1 million, in 1999. A significant portion of  international  sales are denominated in the local currency of the country where sold. The  strengthening of the U.S.
dollar against  foreign  currencies  unfavorably  impacted  revenue  reported in U.S.  dollars in 2001 and 2000 and to a lesser  extent in 1999.  The  decrease in absolute  dollars in 2001 as  compared  to 2000 is  primarily  the result of a significant reduction in the amount and size of customer orders in Europe and Asia, our largest  international  markets, due to a major  slowdown  in IT  spending.  We expect  international  revenue to continue  to  represent  a  significant percentage of total revenue.  However,  international  revenues will be adversely  affected if the U.S. dollar continues to strengthen against certain major international currencies and economic conditions continue to weaken.

Cost of Revenue

         Total cost of revenue  decreased  to $118.0  million  in 2001,  from  $128.4  million in 2000,  representing  a decrease of $10.4  million,  or 8%. From 1999 to 2000 total cost of revenue  increased  by $16.9  million,  or 15%.  The decrease in total cost of revenue  from 2000 to 2001 is primarily  attributable  to lower  software  and hardware  costs which can be directly related to lower software and hardware revenue,  as well as the unbundling and  discontinuation of certain  third party  products.  The  increase  from 1999 to 2000 was largely  due to  increases  in cost in our service segments offset in part by decreases in software cost.

         Software   Cost of software  revenue  includes  royalties  paid  to third  parties,  media  costs, and the cost to manufacture and distribute  software.  The cost of software  revenue was $7.5 million in 2001,  $14.6 million in 2000 and  $17.0  million  in  1999,  representing  6%,  7% and 9% of  software  revenue,  respectively.  The  decreases  as a percentage  of  software  revenue are  primarily  attributable  to lower  distribution  costs as well as a reduction  in royalty costs due to the unbundling and  discontinuation  of certain third party  products.  However,  we expect product license  costs to increase in the future as a percent of software  revenue due to costs  related to the  integration  of third party technology that we may choose to embed in our product offerings.

         Customer Support.  Cost of customer support revenue includes the cost of customer support  personnel,  supplies and spare parts,  and the cost of  third-party  hardware  maintenance.  The cost of customer  support  revenue was $42.4 million in 2001,  $45.9 million in 2000 and $43.6 million in 1999,  representing  32%, 42%, and 46% of customer  support revenue,  respectively.  The  decrease  in 2001  from  2000  was  primarily  attributable  to a  reduction  in  variable compensation and personnel as well as cost benefits from process  improvements  initiated in 2000.  Workforce reductions in 2001  resulted in  severance  costs of $897,000  that were  absorbed  by the  benefit of ongoing  reduced  salary and personnel  expenses for 2001  and the near future.  The decrease in  customer support cost as a  percentage of  customer support revenue in 2000 from 1999 was primarily attributable to process changes that allowed growth in the customer base without a proportional increase in support personnel and cost. Due to increased productivity and controls over headcount we expect to maintain these cost efficiencies for the near future.

         Professional Services and Education.  Cost of  professional  services and education revenue consists  primarily of  professional  services  personnel,  training  personnel,  and  third-party  contractors.  The  cost of  professional services  and  education  revenue  was  $58.1  million  in 2001,  $54.6  million  in 2000  and  $42.1  million  in 1999, representing 86%, 87% and 80% of professional  services and education  revenue,  respectively.  The increase in absolute dollars  from 2000 to 2001 was  primarily  due to an  increase  in  personnel  costs and an increase in the use of third party independent  contractors.  These costs were necessary to deliver increased revenues.  Additionally,  we recorded a charge of approximately  $293,000 for severance payments.  Expressed as a percentage of revenue,  costs were essentially unchanged  from 2000 to 2001. The increase in cost from 1999 to 2000 was primarily due to increased  personnel  costs as we focused on  building  professional  services  capabilities  to support  our  solutions-oriented  strategy.  We expect professional  services and education costs as a percentage of professional  services and education  revenue to vary from period to period  depending on the  utilization  rates of internal  resources and the mix between  internal and external service providers.

         Hardware.  Cost of hardware  revenue  includes the cost of assembling  our OSAR library  products,  the cost of hardware  integration  personnel,  warranty costs and distribution costs. The cost of hardware revenue was $10.0 million in  2001,  $13.4  million  in 2000  and $8.8  million  in  1999,  representing  72%,  64% and 54% of  hardware  revenue, respectively.  The  year-to-year  increases in cost of hardware  revenue as a percent of hardware revenue were primarily due to increased warranty costs and unabsorbed fixed expenses.

Operating Expenses

         Research  and  Development.  Research  and  development  expense  consists  primarily  of  personnel  costs for software  developers,  contracted  development  efforts and related facilities costs.  Research and development  expense was $68.8  million in 2001,  $57.9  million in 2000 and $54.3  million in 1999,  representing  21%, 15% and 16% of total revenue,  respectively.  The increase in expense from 2000 to 2001 was primarily due to increased  numbers of personnel, salary  increases and increased  consulting  costs  necessary for  development of our strategy.  In addition,  we paid a one-time bonus of $2.0 million  related to the  Application  Partners,  Incorporated  ("API")  acquisition  and recorded severance  costs of  approximately  $331,000.  The  increase in expense  from 1999 to 2000 was  primarily  due to market driven  increases in salaries  and  recruiting  costs as a result of the intense  competitive  environment  for software engineers and an increase in the rates of contract developers.

         We have made  substantial  investments in research and  development,  primarily  through  internal  development activities,  and to a lesser extent, through technology  acquisitions.  Our development  efforts use our ECM platform to deliver  industry  vertical  applications  and a next generation  high  throughput  transaction  oriented  Collaborative
Commerce  platform.  Our  development  efforts  also  seek to  deliver  "end  to  end"  ECM  capability  in the  market.
Additionally,  we embed third party software that enhances the  functionality  of our products  through a variety of OEM agreements.

         We intend  to  continue  to  invest  significantly  in  internal  development  with a focus on  developing  new functionality in Business Process  Management,  Web Content  Management and  Collaborative  Commerce  applications  that provide a richer  competitive  product  offering to our customers.  We expect that  competition for qualified  technical personnel will continue for the foreseeable  future and may result in higher levels of  compensation  expense for us. We believe that research and development  expenditures,  including  compensation of technical  personnel,  are essential to maintaining  our  competitive  position and expect these costs to continue to  constitute a  significant  percentage  of total revenue in future periods.

         Selling,  General and  Administrative.  Selling,  general and  administrative  expense  consists  primarily  of salaries,  benefits,  sales  commissions  and other  expenses  related to the direct and indirect  sales force;  various marketing  expenses;  the  cost  of  other  market  development  programs;  personnel  costs  for  finance,  information technology,  legal, human resources and general  management;  and the cost of outside  professional  services.  Selling, general  and  administrative  expense was $169.5  million in 2001,  $164.9  million in 2000 and $157.7  million in 1999.
Selling,  general and administrative  expense, as a percentage of total revenue, was 51% in 2001, 41% in 2000 and 45% in
1999.  The  increase as a percentage of total revenue for 2001 from 2000 was primarily due to a lower  revenue  base and higher  costs.  The  decrease  as percent of total  revenue  for 2000 from 1999 was  primarily  due to cost  containment measures  and  expense  control,  along with higher  revenue.  The  increase  in absolute  dollars in 2001 from 2000 was primarily due to increased expenses  including legal fees, IT and facility costs and increased expenses  associated with the  expansion of sales and  marketing  for certain key areas,  such as our new  Brightspire  product.  Amortization  of goodwill and other  intangibles was $3.0 million for twelve months in  2001 compared to $1.8 million for seven months in
2000.  Charges for  severance  of $2.9 million  related to workforce  reductions  and  facility  consolidation  costs of
$218,000,  primarily  in sales,  in 2001 also  contributed  to the increase  year over year.  However,  these  workforce reductions  and the facility  consolidation  will reduce  personnel  costs in the near future.  The increase in absolute dollars in 2000 from 1999 was primarily due to performance-based  incentives,  recruitment costs for sales personnel and higher  depreciation  costs. We expect to maintain expense controls over selling,  general and  administrative  costs in
2002.  Accordingly, these costs during 2002 should remain relatively consistent with 2001.

         Purchased In-Process Research and Development.  Based upon an independent  third-party appraisal,  we allocated approximately  $3.0 million to in-process  research and  development  in connection  with our purchase of certain assets from API in May 2000.  The in-process  research and development expenses were related to new product projects  that were under  development at the date of the  acquisition  and were expected to eventually lead to new products but had not yet established  feasibility  and for which no future  alternative  use was  identified.  The  valuation  of the  in-process research and  development  projects was based upon the  discounted  expected  future net cash flows of the products over their  expected  life,  reflecting  the estimated  percent of completion of the projects and an estimate of the costs to complete  the  projects.  New  product  development  projects  underway at API at the time of the  acquisition  included
Sequis,  an eService  application  which we  estimated to be 88%  complete at the date of the  acquisition.  The cost to complete  the  project  was  estimated  at  approximately  $300,000  to occur over a  three-month  period.  We  incurred approximately  $356,000 of research  and  development  expenses  related to the  project  which was 100%  complete as of
September 30, 2000.

         Amortization of Goodwill and Other  Intangibles.  In conjunction  with our acquisition of certain assets of API in May 2000, the purchase  price amount  allocated to goodwill was $14.6  million,  which was being  amortized over five years.  The purchase price amount allocated to assembled  workforce was $386,000,  which was being  amortized over three years.  Amortization  which is  included  in  selling,  general  and  administrative  expense  was $3.0  million in 2001 compared to $1.8 million in 2000.  With the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we will no longer amortize goodwill  and assembled workforce  but will evaluate their  carrying  value on  an annual basis  or when events or  circumstances  indicate  that their  carrying  value may be impaired.  We expect the impact of this  adoption will be a decrease in amortization expense of approximately $3.0 million in 2002.

         Other  Income,  Net.  Other  income,  net  consists  primarily of interest  income  earned on our cash and cash equivalents,  short and long-term investments,  and other items including foreign exchange gains and losses, other items of income,  and interest expense.  Other income,  net of other expenses,  was $2.5 million in 2001, $5.4 million in 2000 and $3.4  million in 1999.  The  decrease in 2001 from 2000 was  primarily  attributable  to a $3.5  million  settlement charge included in other expenses  partially offset by increased  interest income related to a higher cash balance.  The increase in 2000 from 1999 was  attributable to increased  interest income directly  related to higher cash balances and a foreign  exchange  gain for the year,  partially  offset by increases in other  expense  related to an accrual of $2.5 million for a pending patent settlement.

         Provision  for Income  Taxes.  The benefit for income taxes was $4.6  million in 2001,  compared to a provision of $11.2  million in 2000 and a provision of $7.4 million in 1999.  The  effective tax rate was 22%, 23% and 27% for the years ended  December 31,  2001,  2000 and 1999,  respectively.  The reduced tax rate in 2001 was  primarily  due to the generation of domestic and Irish taxable loss before stock option  deductions,  partially  offset by earnings  generated in high tax foreign  jurisdictions.  FileNET management will continue weighing various evidence  throughout each year to assess the  recoverability  of its  recorded  deferred  assets and the need for any  valuation  allowance  against  such amounts.

                                            LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, cash  and cash equivalents, and investments were $172.2 million,  an increase of $32.7 million from $139.5 million at December 31, 2000.

         Cash  provided by operating  activities  in 2001 was $40.7  million and resulted  primarily  from a substantial decrease  in  accounts  receivable  due to  decreased  revenue  and strong  collections  and  additions  to net loss for depreciation and amortization  expense,  partially offset by a net loss of $16.6 million,  decreases in accounts payable and other accrued liabilities,  including accrued compensation and benefits,  and federal income tax payable.  Cash used for investing  activities in 2001 was $41.9 million  consisting  primarily of capital  expenditures and net purchases of marketable  securities.  Cash  provided  by  financing  activities  in 2001 was $9.5  million  consisting  primarily  of proceeds from the issuance of common stock upon exercise of employee  stock options under the employee and  non-employee director stock purchase plan and income tax benefit from stock options.

         Cash  provided by operating  activities  in 2000 was $40.6  million and resulted  primarily  from net income of
$38.5 million, an increase in unearned  maintenance revenue related to prepaid maintenance  contracts,  and additions to net income for depreciation and amortization  expense, partially offset by increases in  accounts  receivable,  deferred income taxes,  and prepaid  expenses.  Cash used for investing  activities  in 2000 totaled  $47.8  million,  consisting primarily of capital  expenditures and cash paid for an acquisition.  Cash provided by financing  activities in 2000 was
$39.1  million,  consisting  primarily of proceeds  from the issuance of common  stock upon  exercise of employee  stock options under the employee and non-employee director stock purchase plan and income tax benefit from stock options.

         Cash  provided by operating  activities  in 1999 was $38.0  million and resulted  primarily  from net income of
$19.7 million, an increase in unearned  maintenance revenue related to prepaid maintenance  contracts,  additions to net income for  depreciation  and  amortization  expense,  partially  offset by an increase in  accounts  receivable,  and a decrease in accounts  payable.  Cash used for  investing  activities  totaled  $25.4  million,  consisting  primarily of capital  expenditures  and net  purchases  of  marketable  securities,  partially  offset by proceeds  from the sales of equipment.  Cash provided by financing  activities in 1999 was $5.5 million,  consisting  primarily of proceeds from the issuance of common stock upon  exercise of employee  stock options under the employee and  non-employee  director  stock purchase plan.

         Our capital  expenditures  were $14.1 million in 2001,  $27.7 million in 2000,  and $22.4 million in 1999.  Our primary  capital  expenditures  during  these years were for  research  and  development  equipment,  demonstration  and training  equipment,  enhancements  to our  internal  network and business  systems,  leasehold  improvements  on leased property, and furniture.

         We have a  one-year, $5.0  million  multi-currency  revolving  line of credit  that expires  on June 28,  2002.
Borrowings  under the  arrangement  are  unsecured  and bear  interest at one hundred and twenty  basis  points over the
London  Interbank  Offered  Rate.  An annual  commitment  fee of twenty  basis  points is  assessed  against any undrawn amounts.

         We are restricted from paying dividends  during the term of the arrangement  and, under the  arrangement,  must comply with certain financial covenants,  including quarterly and annual  profitability  covenants for which we received
a waiver from the bank.   There were no borrowings outstanding at December 31, 2001 and 2000.

         We anticipate that our present cash balances,  together with internally  generated funds and credit lines, will be  sufficient  to meet our working  capital and capital  expenditures  throughout  2002,  which are  anticipated  to be approximately $20.3 million.  We have no long-term debt.

                                                     OTHER MATTERS

European  Monetary  Union.  On January 1, 1999, 11 of the 15 member  countries of the European Union  established  fixed conversion  rates between their existing  sovereign  currencies and the euro.  These countries  agreed to adopt the euro as their common legal  currency from that date.  The legacy  currencies  remained  legal tender in these  countries as a denomination  of the euro between  January 1, 1999 and January 1, 2002.  Beginning on January 1, 2002,  euro-denominated bills and coins are now  issued for cash  transactions.  For a period of up to six months  from this date,  both  legacy currencies  and the euro will be legal tender.  On or before July 1, 2002,  the  participating  countries  will withdraw all legacy currencies and exclusively use the euro.

         We have made the necessary changes to our internal business systems to support transactions denominated in the euro, including establishing euro price lists for affected countries.  We have been transacting in the euro currency since 1999 and have evaluated the impact the euro has had on our financial condition and results of operations.  Based on this evaluation to date, we currently do not believe that there has been or will be a material impact on our financial condition or results of operations as a result of the euro conversion.

Recent Accounting Pronouncements.      In   June  1998,    the   FASB   issued  SFAS   No. 133,  "Accounting  for
Derivative  Instruments and Hedging Activities."  SFAS No. 133,  as amended,  is  effective  for  fiscal years beginning after June 15, 2000.  SFAS 133, as amended,  established accounting and reporting  standards for derivative  instruments including certain derivative instruments embedded in other  contracts  that  were not  formerly  considered  derivatives and now may meet the  definition  of a  derivative.  Additionally,  this standard  required us to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives are offset by the change in fair value of the hedged assets, liabilities, or firm commitments.  We adopted this standard  effective
January 1, 2001 and it has had no significant effect on our results of operations, financial position, or cash flows.

         In July 2001, the FASB issued SFAS No. 141,  "Business  Combinations,"  which was effective  immediately.  SFAS
No. 141 required that the purchase method of accounting be used for all business  combinations  initiated after June 30,
2001 and eliminated the  pooling-of-interests  method.  We do not believe that the adoption of this standard will have a significant impact on our consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible  Assets,"  which is effective for us
January 1, 2002.  SFAS No. 142  requires  that  goodwill and other  intangible  assets with  indefinite  useful lives no longer be amortized,  but instead be tested for  impairment at least  annually.  We will no longer  amortize  intangible assets but will evaluate  their carrying  value on an annual basis or when events or  circumstances  indicate that their carrying  value may be  impaired.  We expect the adoption of SFAS No. 142 to result in reduced  amortization  expense of approximately $3.0 million in 2002.

         In August 2001,  the  FASB issued SFAS No. 144,  "Accounting for Impairment or Disposal of Long-Lived  Assets."
This statement addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets and discontinued  operations.  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived  Assets and for Long-Lived  Assets to be Disposed Of," and is effective for fiscal  years  beginning after
December  15,  2001.  We believe that the adoption of this  standard  will not have a material  impact on our  financial position and results of operations.

Inflation.  Management  believes that inflation has not had a significant impact on the price of our products,  the cost of our materials, or our operating results for any of the three years ended December 31, 2001.

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

Foreign  Currency  Risk. We have entered into forward  foreign  exchange  contracts  primarily to hedge amounts due from and the net assets of  selected  subsidiaries  denominated  in foreign  currencies  (mainly in Europe and Asia  Pacific)
against  fluctuations in exchange rates. We have not entered into forward foreign exchange  contracts for speculative or trading  purposes.  Our  accounting  policies  for these  contracts  are based on our  designation  of the  contracts as hedging  transactions.  The criteria we use for  designating a contract as a hedge include the contract's  effectiveness in risk reduction and one-to-one  matching of derivative  instruments  to underlying  transactions.  Gains and losses on foreign  exchange  contracts  are  recognized  in income  in the same  period  as gains  and  losses  on the  underlying transactions.  If an underlying  hedged  transaction is terminated  earlier than initially  anticipated,  the offsetting gain or loss on the related  forward  foreign  exchange  contract  would be recognized in income in the same period.  In addition,  since we enter into forward  contracts only as a hedge,  any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying  foreign currency  denominated  balance would be offset by the gain or loss on the  forward  contract.  Our  forward  contracts  generally  have an  original  maturity of three months.  The total  notional  values of  forward  contracts  purchased  and  forward  contracts  sold in 2001 were $23.7 million  and $12.8  million,  respectively.  We do not  expect  gains or losses on these  contracts  to have a  material impact on our financial results (see Note 14 to the consolidated financial statements).

Item 8.           Financial Statements and Supplementary Data

         The  consolidated  financial  statements for the years ended December 31, 2001, 2000 and 1999 are  incorporated herein by reference and submitted as a separate section of this Form 10-K.  (See Item 14).

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                                        PART III

Item 10.          Directors and Executive Officers of the Registrant

         We hereby  incorporate by reference the information  appearing under the caption "Election of Directors," under the caption  "Executive  Officers of the Company," and under the caption "Section 16(a) Beneficial  Ownership  Reporting
Compliance" of our definitive  Proxy  Statement for our 2002 Annual Meeting to be filed with the Securities and Exchange
Commission.

Item 11.          Executive Compensation

         We hereby  incorporate by reference the information  appearing under the caption  "Executive  Compensation" and under the caption  "Election of Directors" of our  definitive  Proxy  Statement for our 2002 Annual  Meeting to be filed with the Securities and Exchange Commission.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         We hereby  incorporate  by  reference  the  information  appearing  under the caption  "Voting  Securities  and
Principal  Holders  Thereof"  of our  definitive  Proxy  Statement  for our 2002  Annual  Meeting  to be filed  with the
Securities and Exchange Commission.

Item 13.          Certain Relationships and Related Transactions

         None

                                                        PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Independent Auditors' Report, Financial Statements and Financial Statement Schedule

                                                                                        Page

         Independent Auditors' Report                                                   F-2
         Consolidated Balance Sheets at December 31, 2001 and December 31, 2000         F-3
         Consolidated Statements of Operations for each of the years ended
         December 31, 2001, 2000 and 1999                                               F-4
         Consolidated Statements of Comprehensive Operations for each of the years
         ended December 31, 2001, 2000 and 1999                                         F-5
         Consolidated Statements of Stockholders' Equity for each of the years ended
         December 31, 2001, 2000 and 1999                                               F-6
         Consolidated Statements of Cash Flows for each of the years ended
         December 31, 2001, 2000 and 1999                                               F-7
         Notes to Consolidated Financial Statements                                     F-8
         Schedule II.  Valuation and Qualifying Accounts and Reserves                   S-1

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter ended December 31, 2001.

(c)  Exhibits

      The following exhibits are filed herewith or incorporated by reference:

 Exhibit No.                            Exhibit Description

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

    4.1*      Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to Registrant's registration statement on  Form S-1, Registration No. 33-15004).

    4.2*      Rights Agreement, dated as of November 4, 1988 between FileNET Corporation and the First National
              Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of
              Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Registrant's registration statement on Form S-4 filed on January  26, 1996; Registration No. 333-00676).

    4.3*      Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to Rights Agreement dated as of November 4, 1988  between FileNET Corporation and BANKBOSTON, N.A. formerly known as
              The First National Bank of Boston (filed as Exhibit 4.3 to Registrant's registration statement on
              Form 10-Q for the quarter ended September 30, 1998).

   4.4        Amendment Three dated November 30, 2001 to Rights Agreement dated as of November 4, 1988 between
              FileNET Corporation and Equiserve Trust Company, N.A., successors to BANKBOSTON, N.A.

   10.1       Waiver and First Amendment to Credit Agreement (Multi-currency) by and among the Registrant and Bank of
              America N. A., formerly known as Bank of America National Trust and Savings Association, dated
              June 29, 2001, effective June 29, 2001.

   10.2*+     Amended and Restated 1995 Stock Option Plan of FileNET (filed as Exhibit 99.1 to Registrant's registration statement on  Form S-8 filed on October 15, 2001; Registration No. 333-71598).

   10.3*+     Second Amended and Restated 1986 Stock Option Plan of FileNET Corporation, together with the forms of
              Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (filed as Exhibits 4(a),
              4(b) and 4(c), respectively, to the Registrant's registration statement on Form S-8, Registration
              No. 33-48499), the first Amendment thereto (filed as Exhibit 4(d) to the Registrant's registration statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as
              Appendix A to the Registrant's Proxy Statement for the Registrant's 1994 Annual Meeting of
              Stockholders, filed on April 29, 1994).

   10.4*+     Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum) between
              Registrant and Mr. Lee Roberts (filed as Exhibit 99.17 to Registrant's registration statement on Form S-8 filed on August 20,1997).

   10.5*+     Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum) between
              Registrant adn Mr. Ron Ercanbrack (filed as Exhibit 99.19 to Registrant's registration statement on
              Form S-8 filed on August 20,1997).

   10.6*+     Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit 99.2 to Registrant's registration statement on Form S-8, filed on October 15, 2001; Registration No.
              333-71598).

   10.7*+     FileNET Corporation International Employee Stock Purchase Plan  (filed as Exhibit 99.3 to
              Registrant's registration statement on Form S-8, filed on October 15, 2001; Registration No.
              333-71598).

   10.8*      Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated
              September 1, 1999 (filed as Exhibit 10.23 to Registrant's registration statement on Form 10-Q for the quarter ended September 30, 1999).

   10.9*      Asset Purchase Agreement between the Registrant and Application Partners, Inc. dated May 18, 2000
              (filed as Exhibit 10.24 to Registrant's Form 10-Q for the quarter ended June 30, 2000).

   10.10*+    Written Compensation Agreement and Non-Statutory Stock Option Agreement (with Notice of Grant of
              Stock Option and Special Addendum) between Registrant and Mr. Sam Auriemma (filed as Exhibit 99.1 and 99.2 to Registrant's registration statement on Form S-8, filed on April 20, 2001; Registration
              No. 333-59274).

   21.1       List of subsidiaries of Registrant (filed as FileNET Corporation Subsidiary Information).

   23.1       Independent Auditors' consent

* Incorporated herein by reference
+ Management contract, compensatory plan or arrangement

                                                       SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          FILENET CORPORATION

Date: March 28, 2002                             By:       /s/       Lee D. Roberts
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

              DATE                               SIGNATURE AND TITLE

        March 28, 2002                            /s/   Lee D. Roberts
                                                 Lee D. Roberts
                                                 Chief Executive Officer and
                                                 Chairman of the Board

        March 28, 2002                            /s/  Sam M. Auriemma
                                                 Sam M Auriemma,
                                                 Chief Financial Officer and Senior Vice
                                                 President, Finance (Principal Financial
                                                 and Accounting Officer)

        March 28, 2002                            /s/  Theodore J. Smith
                                                 Theodore J. Smith
                                                 Director

        March 28, 2002                            /s/  L. George Klaus
                                                 L. George Klaus
                                                 Director

        March 28, 2002                            /s/  William P. Lyons
                                                 William P. Lyons
                                                 Director

        March 28, 2002                            /s/  John C. Savage
                                                 John C. Savage
                                                 Director

        March 28, 2002                            /s/  Roger S. Siboni
                                                 Roger S. Siboni
                                                 Director

                                                  FILENET CORPORATION

                                       Index to Consolidated Financial Statements

                                                                                        Page

         Independent Auditors' Report                                                   F-2

         Consolidated Balance Sheets at December 31, 2001 and December 31, 2000         F-3

         Consolidated Statements of Operations for each of the years ended
         December 31, 2001, 2000 and 1999                                               F-4

         Consolidated Statements of Comprehensive Operations for each of the years
         ended December 31, 2001, 2000 and 1999                                         F-5

         Consolidated Statements of Stockholders' Equity for each of the years ended
         December 31, 2001, 2000 and 1999                                               F-6

         Consolidated Statements of Cash Flows for each of the years ended
         December 31, 2001, 2000 and 1999                                               F-7

         Notes to Consolidated Financial Statements                                     F-8

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
FileNET Corporation:

We have audited the accompanying  consolidated  balance sheets of FileNET Corporation and its subsidiaries (the Company)
as of  December 31,  2001 and 2000, and the related  consolidated  statements of operations,  comprehensive  operations, stockholders'  equity  and cash  flows  for each of the  three  years  in the  period  ended  December 31,  2001.  These financial  statements are the  responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  such  consolidated  financial  statements  present  fairly,  in all material  respects,  the  financial position  of FileNET  Corporation  and its  subsidiaries  as of  December 31,  2001 and 2000,  and the  results of their operations and their cash flows for each of the three years in the period ended  December 31,  2001, in conformity  with accounting principles generally accepted in the United States of America.

/s/  DELOITTE and TOUCHE LLP

Costa Mesa, California
January 28, 2002

                                              CONSOLIDATED BALANCE SHEETS

                                                         ASSETS

                                                            (In thousands, except share and  per share amounts)
     December 31,                                                                        2001             2000

     Current assets:
        Cash and cash equivalents                                                  $  107,502       $  101,497
        Short-term investments                                                         64,660           36,960
        Accounts receivable, net of allowances for doubtful accounts and sales returns of $3,567 and $5,518 at December 31,
          2001 and 2000, respectively                                                  36,909           90,689
        Inventories, net                                                                2,993            3,393
        Prepaid expenses and other current assets                                       9,521            9,682
        Deferred income taxes                                                           2,779            5,660

                      Total current assets                                            224,364          247,881

      Property, net                                                                    44,206           49,757
      Long-term investments                                                                 -              999
      Intangible assets, net of accumulated amortization of  $4,816 and
      $1,811 at December 31, 2001, and 2000, respectively                              10,135           13,457
     Deferred income taxes                                                             21,445           10,278
     Other assets                                                                       1,489            1,721

                      Total assets                                                 $  301,639       $  324,093

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accounts payable                                                           $    8,282       $   16,638
        Accrued compensation and benefits                                              17,804           26,245
        Customer deposits and advances                                                  4,848            1,923
        Unearned maintenance revenue                                                   30,996           20,892
        Income taxes payable                                                            3,999            9,679
        Other accrued liabilities                                                      13,685           17,021
                      Total current liabilities                                        79,614           92,398

      Unearned maintenance revenue                                                      6,200            6,738
      Commitments and contingencies (Notes 8 and 13)

      Stockholders' equity:
        Preferred stock, $0.10 par value; 7,000,000 shares
          Authorized; none issued and outstanding
        Common stock, $0.01 par value; 100,000,000 shares authorized;
          36,389,682 shares issued and 35,291,682 shares outstanding at
          December 31, 2001; and 35,940,876 shares issued and
          34,842,876 shares outstanding at December 31, 2000                          199,526          189,057
        Retained earnings                                                              44,906           61,528
        Accumulated other comprehensive loss                                          (14,040)         (11,061)
                                                                                      230,392          239,524
        Treasury stock, at cost; 1,098,000 shares at
          December 31, 2001 and 2000                                                  (14,567)         (14,567)
          Net stockholders' equity                                                    215,825          224,957

                      Total liabilities and stockholders' equity                   $  301,639       $  324,093

                                  See accompanying Notes to Consolidated Financial Statements

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      (In thousands, except per share amounts)
        Year Ended December 31,                                         2001             2000             1999
            Revenue:
              Software                                          $    118,972     $    204,823     $    183,253
              Customer support                                       132,382          110,306           94,818
              Professional services and education                     67,340           62,466           52,631
              Hardware                                                13,840           21,019           16,418
              Total revenue                                          332,534          398,614          347,120

            Cost of revenue:
              Cost of software revenue                                 7,481           14,594           16,984
              Cost of customer support revenue                        42,396           45,876           43,566
              Cost of professional services and
               education revenue                                      58,051           54,580           42,120
              Cost of hardware revenue                                10,021           13,380            8,805
               Total cost of revenues                                117,949          128,430          111,475
            Gross profit                                             214,585          270,184          235,645

            Operating expenses:
              Research and development                                68,838           57,914           54,307
              Selling, general and administrative                    169,505          164,941          157,708
              In-process research and development                          -            2,984                -

              Total operating expenses                               238,343          225,839          212,015

            Operating income (loss)                                  (23,758)          44,345           23,630

            Other income, net                                          2,503            5,406            3,409

            Income (loss) before income taxes                        (21,255)          49,751           27,039

            Provision (benefit) for income taxes                      (4,633)          11,204            7,362

            Net income (loss)                                   $    (16,622)    $      38,547    $     19,677

            Earnings (loss) per share:
              Basic                                             $      (0.47)    $        1.13    $       0.61
              Diluted                                           $      (0.47)    $        1.05    $       0.59
            Weighted average shares outstanding
              Basic                                                   35,117           34,155           32,125
             Diluted                                                  35,117           36,765           33,360

                                   See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                                           (In thousands)
Year Ended December 31,                                        2001             2000              1999
 Net income (loss)                                     $    (16,622)      $   38,547      $     19,677

 Other comprehensive income (loss):
     Foreign currency translation
         adjustments, net of tax                             (3,056)          (3,385)           (4,970)
     Unrealized holding gains (losses) on
         available-for-sale securities, net of tax               77               59              (106)
     Other comprehensive income (loss)                       (2,979)          (3,326)           (5,076)
  Comprehensive income (loss)                          $    (19,601)      $   35,221      $     14,601

                               See accompanying Notes to Consolidated Financial Statements

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                      (In thousands)
                                                                       Accumulated
                                                                             Other
                                         Common Stock      Retained  Comprehensive       Treasury Stock
                                       Shares     Amount   Earnings     Operations    Shares       Amount     Total
Balances at January 1, 1999            32,925  $ 144,242   $  3,304   $    (2,659)   (1,098)  $  (14,567) $ 130,320

Stock options exercised                   315      2,466                                                      2,466
Stock option income tax
  benefit                                            477                                                        477
Common stock issued under the
  Employee Qualified Stock
  Purchase Plan                           339      2,594                                                      2,594
Foreign currency translation
  adjustment                                                               (4,970)                           (4,970)
Net income                                                  19,677                                          19,677
Other                                                                       (106)                             (106)
Balances at December 31, 1999         33,579  $  149,779  $ 22,981   $    (7,735)   (1,098)  $ (14,567)  $ 150,458

 Stock options exercised                2,081     19,981                                                     19,981
 Stock option income tax
  benefit                                         14,408                                                     14,408
 Common stock issued under the
   Employee Qualified Stock
   Purchase Plan                         281      4,889                                                      4,889
 Foreign currency translation
  adjustment                                                               (3,385)                           (3,385)
 Net income                                                  38,547                                          38,547
 Other                                                                         59                                59
 Balances at December 31, 2000         35,941  $ 189,057   $ 61,528   $   (11,061)   (1,098)  $(14,567)   $ 224,957

 Stock options exercised                  485      4,722                                                      4,722
 Stock option income tax
  benefit                                          1,749                                                      1,749
 Common stock issued under
  the Employee Qualified Stock
  Purchase Plan                           339      3,998                                                      3,998
 Cancelled and retired escrow
  shares issued in business
  combination                            (376)
 Foreign currency translation
  adjustment                                                               (3,056)                           (3,056)
 Net (loss)                                                 (16,622)                                        (16,622)
 Other                                                                         77                                77
Balances at December 31, 2001          36,389 $  199,526   $ 44,906   $   (14,040)   (1,098)   $(14,567)  $ 215,825

                              See accompanying Notes to Consolidated Financial Statements

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (In thousands)
   Year Ended December 31,                                             2001            2000             1999

   Cash flows provided by operating activities:
   Net income (loss)                                            $   (16,622)     $   38,547      $    19,677
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Purchased in-process research and development                          -           2,984                -
   Depreciation and amortization                                     24,349          19,827           17,316
   Loss (gain) on sale of fixed assets                                  264             107              (96)
   Provision for doubtful accounts                                    1,340           1,389              612
   Deferred income taxes                                             (8,286)        (10,248)            (247)
   Changes in operating assets and liabilities net of
     effects of business acquisition:
   Accounts receivable                                               51,270         (19,017)         (17,489)
   Inventories                                                          405               6             (980)
   Prepaid expenses and other current assets                            185          (4,897)             603
   Accounts payable                                                  (8,236)            155           (4,102)
   Accrued compensation and benefits                                 (8,119)          2,582            2,486
   Customer deposits and advances                                     2,936          (3,267)           2,921
   Unearned maintenance revenue                                       9,842           7,530            9,046
   Income taxes payable                                              (5,559)          2,040            4,051
   Other                                                             (3,044)          2,899            4,199
   Net cash provided by operating activities                         40,725          40,637           37,997

   Cash flows used for investing activities:
   Capital expenditures                                             (14,075)        (27,721)         (22,432)
   Proceeds from sale of property                                       329             427            8,028
   Cash paid for acquisitions, net of cash acquired                       -         (20,000)               -
   Purchases of investments                                        (148,570)        (40,442)         (51,669)
   Proceeds from sales and maturities of investments                120,433          39,901           40,670
   Net cash used in investing activities                            (41,883)        (47,835)         (25,403)

   Cash flows provided by financing activities:
   Proceeds from issuance of common stock                             8,720          24,870            5,060
   Stock option income tax benefit                                    1,749          14,408              477
   Principal payments on capital lease obligations                     (935)           (194)               -
   Net cash provided by financing activities                          9,534          39,084            5,537

   Effect of exchange rate changes on cash and
      cash equivalents                                               (2,371)         (1,917)          (2,423)

   Net increase in cash and cash equivalents                          6,005          29,969           15,708
   Cash and cash equivalents, beginning of year                     101,497          71,528           55,820
   Cash and cash equivalents, end of year                       $   107,502      $  101,497      $    71,528

   Supplemental cash flow information:
   Interest paid                                                $        92      $       69      $       221
   Income taxes paid                                            $     7,045      $    6,996      $       671
   See Note 8 for non-cash investing and financing
     activities

                              See accompanying Notes to Consolidated Financial Statements

                                                  FILENET CORPORATION
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1            Nature of Operations

         FileNET Corporation ("the Company") develops,  markets,  implements and services Enterprise Content Management,
Collaborative  Commerce and Business Process  Management  software products and eProcess  applications and solutions for selected  vertical  markets.  Additionally,  the Company  manufactures and sells a line of 12-inch,  30 gigabyte Optical
Storage and  Retrieval  Libraries  ("OSARs").  The Company  markets its products to a broad range of  industries in more than 90 countries  through a global sales,  service and support  organization,  including its ValueNET  business partner program of resellers, system integrators and application developers.

Note 2            Summary of Significant Accounting Policies

         Basis of Presentation.  The  accompanying  consolidated  financial  statements have been prepared in accordance with accounting  principles  generally accepted in the United States of America.  The consolidated  financial statements include the accounts of the Company and its wholly-owned  subsidiaries.  All intercompany balances and transactions have been eliminated.

         Use of Estimates.  The preparation of financial  statements in conformity with accounting  principles generally accepted  in the United  States of America  requires  management  to make  estimates  and  assumptions  that  affect the reported  amounts of assets and  liabilities  and  disclosure  of  contingent  liabilities  at the date of the financial statements and the reported  amounts of revenues and expenses during the reporting  period.  Actual results could differ from those  estimates.  Estimates  are used for,  but not limited to, the  accounting  for the  allowance  for  doubtful accounts and sales returns, inventory allowances, warranty costs, contingencies and taxes.

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
A cumulative  translation  gain of $208,337 was  transferred  from  cumulative  translation  adjustments and included in determining  net loss for 2001 as a result of the  liquidation  of an investment in a foreign  entity.  Gains and losses from foreign  currency  transactions  are included in other income,  net.  Transaction  gains and losses incurred during the years ended  December 31, 2001,  2000 and 1999 were a loss of $13,250,  a gain of $315,975,  and a loss of $334,660, respectively.

         Cash  Equivalents.  Investments  purchased with an original  maturity of three months or less are considered to be cash  equivalents and are stated at cost,  which  approximates  fair value.  Cash  equivalents  generally  consist of cash, time deposits,  commercial paper, U.S.  government and U.S. government  agencies  instruments,  money market funds and other money  market  instruments.  The Company  invests its excess cash only in  investment  AAA grade money  market instruments from companies in a variety of industries and, therefore, believes that it bears minimal principal risk.

         Investments.  The Company's  investments consist of marketable  securities,  primarily high-grade corporate and government  securities  with  maturities of less than three years.  The Company  classifies  all of its  investments  as available-for-sale.  Available-for-sale  securities are carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate component of stockholders' equity (Note 6).

         Other  Financial  Instruments.  The Company enters into forward foreign  exchange  contracts as a hedge against the effects of fluctuating  currency  exchange rates on monetary assets and liabilities  denominated in currencies other than the  functional  currency of the  relevant  entity.  The  Company is exposed to market risk on the forward  foreign exchange  contracts  as a result of changes in foreign  exchange  rates;  however,  the market  risk should be offset by changes in the valuation of the underlying  exposures.  Gains and losses on these contracts,  which equal the difference between the forward  contract rate and the prevailing  market spot rate at the time of valuation,  are recognized in the consolidated  statements  of  operations.  These  contracts  mature every three months at the end of each  quarter.  The
Company  opens  new hedge  contracts  on the last  business  day of each  quarter  which  will  mature at the end of the following  quarter.  The  counterparties  to  these  contracts  are  major  financial  institutions.  The  Company  uses commercial rating agencies to evaluate the credit quality of the counterparties  and does not anticipate  nonperformance by any  counterparties.  The Company does not  anticipate a material loss  resulting from credit risks related to any of these institutions (Note 14).

         In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued  Statement of Financial  Accounting
Standards  ("SFAS") No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities." SFAS No. 133 as amended, is  effective  for fiscal  years  beginning  after June 15,  2000.  SFAS 133, as  amended,  established  accounting  and reporting  standards for derivative  instruments  including certain derivative  instruments  embedded in other contracts that were not formerly  considered  derivatives  and may now meet the  definition  of a derivative.  Additionally,  this standard  required  the Company to record all  derivatives  on the balance  sheet at fair value.  For  derivatives  that qualify for hedge  accounting, changes in the fair value of  derivatives  are  offset by the change in fair value of the hedged  assets,  liabilities,  or firm  commitments  as  appropriate  for cash flow and fair value  hedges.  The Company adopted this standard  effective  January 1, 2001,  and it has had no  significant  effect on the  Company's  results of operations, financial position, or cash flows.

         Fair Value of Financial  Instruments.  The recorded  amounts of financial  assets and  liabilities  at December
31,  2001 and 2000,  approximate  fair value due to the  relatively  short  period of time  between  origination  of the instruments and their expected realization.

         Accounts Receivable.  The Company evaluates the creditworthiness of its customers prior to order fulfillment and regularly adjusts credit limits based upon ongoing credit evaluations of a customer's payment history and current creditworthiness.  An allowance for estimated credit losses is maintained and such losses have been within management's expectations and the provisions established.

         Inventories.  Inventories  are  stated at the lower of  first-in;  first-out,  cost,  or market  (Note 7).  The
Company  regularly  monitors  inventories  for excess or  obsolete  items and makes any  necessary  adjustments  at each balance sheet date.

         Property.  Property  is stated at cost.  Depreciation  is  computed  using the  straight-line  method  over the estimated useful lives of the related assets,  generally three to five years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the term of the related lease (Note 8).

         Long-Lived  Assets.  The  Company  accounts  for  the  impairment  and  disposition  of  long-lived  assets  in accordance  with SFAS No. 121,  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived  Assets to Be
Disposed  Of."   In accordance with  SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. Based on the Company's most recent analysis, the Company believes there is no impairment at December 31, 2001.  SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived
Assets," supersedes SFAS No. 121, and is effective for fiscal years beginning after Decemebr 15, 2001.

         Intangible  Assets.  Goodwill arising from acquisitions prior to June 30, 2001 was amortized on a straight-line basis over five years and assembled  workforce was amortized on a  straight-line  basis over three years (Note 3). There were no  acquisitions  from June 30, 2001 through  December  31,  2001.  The Company  evaluates  the  carrying  value of goodwill  and  assembled  workforce  for  impairment  of value based on  undiscounted  future  cash flows.  Based on the
Company's most recent  analysis,  the carrying value was determined to be recoverable  from future  operating cash flows with no impairment at December 31, 2001. With the adoption of SFAS No. 142,  "Goodwill and Other Intangible  Assets," we
will no longer  amortize  goodwill and assembled  workforce but will evaluate their carrying value on an annual basis or when events or circumstances indicate that their carrying value may  be impaired.

         Revenue  Recognition.  Revenues  from sales of software  licenses  sold through  direct and indirect  channels, which  generally  do not contain  multiple  elements,  are  recognized  upon  shipment of the  related  product,  if the requirements of Statement of Position  ("SOP") 97-2, as amended,  are met. If the  requirements  of SOP 97-2,  including evidence of an arrangement,  delivery,  fixed or determinable fee,  collectibility or vendor specific evidence about the value of an element are not met at the date of shipment,  revenue  recognition is deferred until such elements are known or resolved.  Software  license revenue for  arrangements to deliver  unspecified  additional  software  products in the future is  recognized  ratably  over the term of the  arrangement,  beginning  with the  initial  shipment.  The Company recognizes  other  revenue  at  the  time  of  product  delivery  and  accrues  any  remaining  costs, including  vendor obligations.  Revenue  from  post-contract  customer  support  is  recognized  ratably  over the  term of the  contract.
Revenue from  professional  services is recognized  as such  services are delivered and accepted by the customer.  Based on historical experience, the Company maintains a sales returns allowance for the estimated amount of potential returns.
While such  returns have historically  been within the Company's  expectations and the  allowances  established,  actual returns may differ from estimates.

         Product Warranty.  The Company provides a 90 day warranty for its hardware products against defects in materials and workmanship and for its software products against substantial nonconformance to the published specifications.  A provision for estimated warranty costs is recorded at the time of sale or license and periodically adjusted to reflect actual experience.

         Research and  Development.  The Company  expenses  research and development  costs as incurred.  No amounts are required to be capitalized in accordance with SFAS No. 86,  "Accounting  for the Costs of Computer  Software to be Sold,
Leased,  or  Otherwise  Marketed,"  as of  December  31,  2001 and 2000  because  software  is  substantially  completed concurrently with the establishment of technological feasibility.

         Income Taxes.  The provision for incomes taxes is determined in accordance  with SFAS No. 109,  "Accounting for
Income Taxes."  Deferred tax assets and  liabilities  arise from temporary  differences  between the tax bases of assets and  liabilities  and their reported  amounts in the  consolidated  financial  statements that will result in taxable or deductible  amounts in future years. A valuation  allowance is  established to reduce  deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (Note 11).

         Earnings  (Loss) Per Share.  Basic earnings  (loss) per share is computed using the weighted  average number of common  shares  outstanding  during the  reporting  period.  Diluted  earnings  (loss) per share is  computed  using the weighted average number of common shares  outstanding  plus the dilutive effect of outstanding  stock options and shares issuable under the employee  stock  purchase plan using the treasury stock method.  The dilutive loss per share excludes these adjustments as the impact would be antidilutive (Note 4).

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

         Recent Accounting Pronouncements.   In  July  2001,  the FASB  issued  SFAS No. 141,  "Business  Combinations,"
which was effective  immediately.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling-of-interests method.  The Company does not believe that the adoption of this standard will have a significant impact on its consolidated financial statements.

         In July 2001,  the FASB issued SFAS No. 142,  "Goodwill and Other  Intangible  Assets,"  which is effective for the Company January 1, 2002.  SFAS No. 142 requires that goodwill and other  intangible  assets with  indefinite  useful lives no longer be  amortized,  but instead be tested for  impairment  at least  annually.  The  Company  will no longer amortize  intangible  assets but will evaluate their  carrying value on an annual basis or when events or  circumstances indicate  that their  carrying  value may be  impaired.  The Company  expects the  adoption of SFAS No. 142 to result in reduced amortization expense of approximately $3.0 million for 2002.

         In August 2001,  the FASB  issued  SFAS No. 144,  "Accounting for Impairment or Disposal of Long-Lived Assets."
This  statement  addresses  financial  accounting  and  reporting  for the  impairment of  long-lived assets and for the disposal of  long-lived assets  and discontinued  operations.  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment  of  Long-Lived  Assets and  for  Long-Lived  Assets  to be Disposed Of," and is  effective for fiscal  years beginning  after December 15,  2001.  The Company  believes that the adoption of this standard  will not have a material impact on its financial position and results of operations.

         Reclassifications.  Certain  reclassifications  have been  made to  prior-years'  balances  to  conform  to the current year's presentation.

Note 3            Acquisitions

         On May 18, 2000,  the Company  acquired  certain assets from  Application  Partners,  Incorporated  ("API") for
$20.0 million.  The  acquisition  was accounted for as an asset purchase and the purchase price was allocated as follows
(in thousands):

                          Assembled workforce                                $       386
                          Goodwill                                                14,552
                          In-process research and development                      2,984
                          Prepaid expense                                          2,000
                          Fixed assets                                                78
                            Total purchase price                             $    20,000

         The  amount  allocated  to  assembled  workforce  was  being amortized  over an estimated  useful life of three
years.   The  amount  allocated  to  goodwill  was  being  amortized  over an  estimated  useful  life  of  five  years.
Additionally,  retention  payments of $2.0 million were  recorded as a prepaid asset and were expensed when paid in 2001 based upon defined employment requirements.

         Based  upon an  independent  third  party  appraisal,  the  Company  allocated  approximately  $3.0  million to in-process  research  and  development  which  was an  element  of the  purchase  price.  The  in-process  research  and development expenses were related to new product projects that were under development at the date of the acquisition and were  expected to  eventually  lead to new  products  but had not yet  established  feasibility  and for which no future alternative use was  identified.  The valuation of the in-process  research and development  projects was based upon the discounted expected future net cash flows of the products  over their expected  life,  reflecting  the estimated percent of completion of the projects and an estimate of the costs to complete the  projects.  New product development  projects underway at API at the time of the acquisition included Sequis, an eService application that the Company estimated to be
88% complete at the date of the acquisition.  The cost to complete the project  was estimated at approximately  $300,000 to occur over a three-month period.  The Company incurred approximately $356,000 of research  and  development  expenses related to the project, which was 100% complete as of September 30, 2000.

Note 4            Earnings (Loss) Per Share

         The following  table is a  reconciliation  of the earnings  (loss) and share amounts used in the calculation of basic earnings (loss) per share and diluted earnings (loss) per share.

                                                 (In thousands, except per share amounts)
                                                   Net                         Per Share
                                          Income (loss)          Shares           Amount
Year ended December 31, 1999:
   Basic earnings per share               $     19,677           32,125      $      0.61
   Effect of dilutive stock options                               1,235
   Diluted earnings per share             $     19,677           33,360      $      0.59

Year ended December 31, 2000:
   Basic earnings per share               $     38,547           34,155      $      1.13
   Effect of dilutive stock options                               2,610
   Diluted earnings per share             $     38,547           36,765      $      1.05

Year ended December 31, 2001:
   Basic (loss) per share                 $   (16,622)           35,117      $     (0.47)
  Effect of dilutive stock options                                   -
   Diluted (loss) per share               $   (16,622)           35,117      $     (0.47)

         Options  to  purchase  3,284,849,  654,000  and  1,417,000  shares of  common  stock in 2001,  2000,  and 1999, respectively,  were outstanding  during the year but were not included in the computation of diluted income per share as their effect was antidilutive (Note 10).

Note 5            Other Comprehensive Operations

         Accumulated  other  comprehensive  operations  for each of the three years in the period  ended  December 31 is comprised of the following:

                                                                                             (In thousands)
                                                                 Foreign                       Accumulated
                                                                Currency       Unrealized            Other
                                                             Translation          Holding    Comprehensive
                                                              Adjustment   Gains (Losses)       Operations
Balance, January 1, 1999                                   $     (2,668)      $        9      $    (2,659)
   Current Period Changes
     (Net of tax of ($3,313) and ($71), respectively)            (4,970)            (106)          (5,076)
Balance, December 31, 1999                                       (7,638)             (97)          (7,735)
   Current Period Changes
     (Net of tax of ($2,257) and $39, respectively)              (3,385)              59           (3,326)
Balance, December 31, 2000                                      (11,023)             (38)         (11,061)
   Current Period Changes
       (Net of tax of ($2,037) and $51, respectively)            (3,056)              77           (2,979)
Balance, December 31, 2001                                 $    (14,079)      $       39      $   (14,040)

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

                                                                      (In thousands)
Investment securities available for sale:                   2001               2000
  Cost                                           $        64,597   $         37,937
  Gross unrealized gains                                      87                 30
  Gross unrealized losses                                    (24)                (8)
  Estimated fair value                           $        64,660   $         37,959

         There were no realized  gains or losses for the years ended  December  31,  2001 and 2000.  Unrealized  holding gains  and  losses  on  investments,  net of  tax,  are  included  in  accumulated  other  comprehensive  operations  in stockholders'  equity at December  31, 2001 and 2000,  and were a $39,000  gain and a $38,000  loss,  respectively.  The change year over year was an unrealized gain of $77,000, net of tax.

         The  contractual  maturities of investments at December 31, 2001 and 2000, are shown below.  Actual  maturities may differ from  contractual  maturities  because the issuer of the  securities  may have the right to  repurchase  such securities.  The Company classifies  short-term  investments in current assets as all such investments are available for current operations.

                                                                                        (In thousands)
                                                   2001                              2000
                                                       Estimated                           Estimated
                                           Cost       Fair Value             Cost         Fair Value
Debt Securities
  Due in one year or less:
     Short-term munis-taxable         $     3,297    $     3,278      $      1,000    $       1,000
     Commercial paper                       3,485          3,486             6,670            6,662
     Corporate                             10,832         10,855            26,780           26,798
     Governments/Agencies                  46,983         47,041             2,500            2,500
Due in one to three years:
     Corporate                                  -              -               987              999
 Total                                $    64,597    $    64,660      $     37,937    $      37,959

Note 7            Inventories

         Inventories, net of reserves, consisted of the following at December 31:

                                                                                   (In thousands)
                                                                            2001             2000
                                 Raw materials                        $    1,872       $    1,989
                                 Work-in-process                             788            1,065
                                 Finished goods                              333              339
                                 Total                                $    2,993       $    3,393

Note 8            Property and Leases

         Property consisted of the following at December 31:
                                                                                  (In thousands)
                                                                          2001            2000
      Machinery, equipment and software                         $      121,815  $      117,880
      Furniture and fixtures                                            13,611          13,689
      Leasehold improvements                                            22,058          21,596
          Total property                                               157,484         153,165
      Less accumulated depreciation and amortization                  (113,278)       (103,408)
      Property, net                                             $       44,206  $       49,757

         The Company leases its corporate offices, sales offices,  development and manufacturing  facilities,  and other equipment  under  non-cancelable  operating  leases,  some of which have  renewal  options  and  generally  provide  for escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in accrued  liabilities  on the consolidated balance sheet.

         Expenses related to operating leases were $17.5 million,  $18.3 million,  and $15.4 million for the years ended
December 31, 2001, 2000 and 1999,  respectively.  The following table summarizes  future minimum lease payments required under operating leases at December 31:

                                            (In thousands)
                2002                             $  14,778
                2003                                12,589
                2004                                10,893
                2005                                 9,571
                2006                                 8,867
                Thereafter                           1,993
                Total                            $  58,691

         The Company  continues  to  invest  in  technology  equipment and software for research and development and for information systems infrastructure and telecommunications.  These investments have been funded through operating leases, capital leases,  cash purchases  and sale leaseback transactions,  including a  sale leaseback commitment of $433,400 in
2000 related  to previously purchased  technology  equipment  and  software.   In July 2001,  the Company  converted its
outstanding leases associated with these investments into an eighteen-month capital lease with a value of $2.6  million.
The future lease commitments required under this lease at December 31, 2001 are $1.7 million through December 31, 2002.

Note  9           Borrowing Arrangements

         The Company has a one-year, $5.0 million multi-currency revolving line of credit that expires in June 28, 2002.
Borrowings  under the  arrangement  are  unsecured  and bear  interest at one hundred and twenty  basis  points over the
London  Interbank  Offered  Rate.  An annual  commitment  fee of twenty  basis  points is  assessed  against any undrawn amounts.

         The  Company  is  restricted  from  paying  dividends  during  the  term  of the  arrangement  and,  under  the arrangement,  must comply with certain financial covenants,  including quarterly and annual profitability  covenants for
which we received a waiver from the bank.   There were no borrowings outstanding at December 31, 2001 and 2000.

Note 10           Stockholders' Equity

         Shareholder  Rights  Plan.   In October  1988,  the Company  declared a dividend of one common  stock  purchase right for each outstanding  share of common stock. A right may be exercised under certain  circumstances to purchase one share of common stock at an exercise price of $87.50,  subject to certain anti-dilution  adjustments.  The rights become exercisable  if and when a person (or group of  affiliated  or  associated  persons)  acquires  15% or more of FileNET's outstanding  common  stock,  or announces an offer that would result in such person  acquiring  15% or more of FileNET's common  stock.  After the rights  become  exercisable,  each right will  entitle its holder to buy a number of shares of
FileNET's  common  stock  having a market  value of twice the  exercise  price of the  rights.  After the rights  become exercisable,  if FileNET is a party to certain merger or business  combination  transactions or transfers 50% or more of its assets or  earnings  power (as  defined),  each right  will  entitle  its holder to buy a number of shares of common stock of the acquiring or surviving  entity having a market value of twice the exercise  price of the right.  The rights expire  November  17,  2008 and may be  redeemed  by  FileNET  at one cent per right at any time up to ten days  after a person has announced that they have acquired 15% or more of FileNET's common stock.

         Treasury  Stock.   In  1997,  the Board of  Directors  authorized,  subject  to  certain  business  and  market conditions,  the  purchase  of up to $10.0  million of the Company's  outstanding  common  stock.  During the year ended
December 31, 1997, the number of shares  purchased under this  authorization  was 420,000 shares at an aggregate cost of
$5.6  million.  During the first  quarter of 1998,  the Company  repurchased  278,000  shares of its common  stock at an aggregate cost of $4.4 million, thereby completing the stock repurchase program.

         Employee  Stock  Purchase  Plans.  In May 1998,  FileNET  adopted the 1998 Employee Stock Purchase Plan and the
International  Employee  Stock  Purchase Plan (the "Purchase  Plans").  A total of 300,000 shares were  authorized to be added to the remaining  share reserve under the  predecessor  1988 Employee  Qualified  Stock  Purchase Plan so that the total share reserve for the Purchase  Plans would be no more than 400,000  shares.  In May 2000,  shareholders  approved adding an  additional  340,000  shares to the reserve.  In addition,  in May 2001,  shareholders  approved an additional
300,000  shares to the  reserve.  Under the terms of the  Purchase  Plans,  common  stock may be offered  in  successive six-month  offering  periods to eligible  employees of the Company at 85% of the market price of the common stock at the beginning or end of the offering  period,  whichever is lower. The Purchase Plans cover  substantially  all employees of the  Company.  Eligible  employees  may elect to have a portion  of their  salary  withheld  for the  purpose  of making purchases  under the Purchase Plans.  Each  participant is limited in any plan year to the acquisition of that number of shares that have an aggregate  fair market value of not more than $25,000.  There are no charges or credits to income in connection  with the Purchase  Plans.  At December 31, 2001,  $1,047,000  had been  withheld  from  employees'  salaries pursuant to the Purchase Plans for the current offering  period,  which expires on April 30, 2002. At December 31, 2001, approximately 373,150 shares remained available for future issuance.

         Stock Option Plans.  In April 1986,  the Company  adopted the 1986 Stock Option Plan (the "1986  Plan").  Under
the amended terms of the 1986 Plan,  options to purchase  6,500,000  shares of the Company's  common stock were reserved for issuance to employees,  officers and directors.  Options to purchase  107,570 common shares were  exercisable  under the  1986 Plan  at December 31, 2001.  In May 1995,  the 1986 Plan  was terminated as to future grants and the remaining reserve of 140,098 shares was transferred  into the 1995 Stock Option Plan. Outstanding options under the 1986 Plan will continue to be governed by the provisions of agreements evidencing those grants.  No common shares remain  available for future grants  under the  1986 Plan.  Options  granted  under the  1986 Plan  were either  incentive  stock  options  or nonqualified stock options  and became exercisable in 20% annual installments beginning one year after the date of grant
and  expire no later  than  ten years  plus one day  from the date of grant.   The exercise price of the incentive stock
options  and  nonqualified  options were not  to be less  than 100%  and 85%,  respectively,  of  the  fair market value
of  the  Company's  common   stock  at the  date of grant.  To the extent  any outstanding  options under the  1986 Plan terminate  or expire  prior to  exercise,  the  shares  subject  to those  unexercised  options  will be  available  for subsequent option grant pursuant to the provisions of the 1995 Plan.

         In May 1995, the Company  adopted the 1995 Stock Option Plan (the "1995 Plan").  Under the amended terms of the
1995 Plan,  options to purchase  8,350,000 shares of the Company's common stock were reserved for issuance to employees, officers and  directors.  This reserve was added to the 140,098 shares of common stock  transferred  from the 1986 Plan.
Options granted under the 1995 Plan's  Discretionary  Option Grant Program for employees and the Automatic  Option Grant
Program  for  directors  have an exercise  price per share of 100% of the fair market  value per share on the grant date and become  exercisable in 25% annual  installments  beginning one year from the date of grant. On October 21, 1999, the
Plan's  Discretionary  Option Program was amended to change the vesting  schedule of all options  granted from that date forward to vest  twenty-five  percent (25%) of the option shares after twelve (12) months of service from the grant date and the balance of the options to vest in thirty-six  (36)  successive  equal monthly  installments  upon  completion of each additional month of service  thereafter.  As of December 31, 2001,  3,018,265  options were  exercisable  under the
1995 Plan.

         Prior to their merger with FileNET in March 1996 and August 1995,  respectively,  Saros and Watermark Software,
Inc. had adopted  stock option plans.  These plans were assumed by the Company and  outstanding  options were  converted into options to purchase an aggregate of 975,976 shares of FileNET common stock.  Outstanding  options under these plans will continue to be governed by the provisions of the  agreements  evidencing  those grants.  To the extent any of those outstanding  options terminate or expire prior to exercise,  the shares subject to those unexercised options will not be available for subsequent  option grant. At December 31, 2001, a total of 8,049 options were  outstanding and exercisable under the Saros Plan.  No shares remain outstanding or exercisable under the Watermark Plan.

         In December 1989, the Company adopted the 1989 Stock Option Plan for  Non-Employee  Directors (the  "Directors'
Plan").  Under the terms of the  Directors'  Plan,  as  amended,  each  FileNET  director  who was not an  employee  was automatically  granted an initial  option to purchase  10,000 shares of FileNET's  common stock at its fair market value on the date of grant and was granted an  additional  option to purchase  3,500 shares every year  following  the initial grant,  provided such person continued to be a director at such time.  Options granted under the plan vested at the rate of 20% per year from the grant date.  Options to purchase an  aggregate of 140,000  shares at prices  ranging from $5.75 to $16.35 per share were  granted  from  December  18,  1989 to May 24,  1995.  At December  31, 2001 no options  remain exercisable  under this Plan.  This plan was terminated in May 1995 with respect to future option grants.  Future grants to  non-employee  directors are to be granted under the provisions of the 1995 Plan. On May 15, 1998,  the  shareholders approved an Amendment to the 1995 Plan for the  Automatic  Option Grant  Program to  non-employee  directors to increase the initial  option to purchase  25,000 shares of FileNET  common stock at fair market value on the date of grant and an additional  7,000  shares of FileNET  common stock at fair market  value on the date of grant every year  following  the initial grant, provided such person continued to be a director at such time.

         In August  1997,  the Company  filed a Form S-8 with the  Securities  and  Exchange  Commission  registering  a
Non-Statutory  Stock Option Grant of 600,000  shares,  dated May 22, 1997,  to the  Company's  current  Chief  Executive
Officer and a  Non-Statutory  Stock  Option  Grant of 160,000  shares,  dated June 18, 1997,  to the  Company's  current
President.  In April 2001,  the Company  filed a Form S-8 with the  Securities  and Exchange  Commission  registering  a
Non-Statutory  Stock Option  Grant of  140,000  shares,  dated  September  13, 2000,  to  the  Company's  current  Chief
Financial Officer.  Such  grants  were in accordance with  employment  agreements  entered  into by the Company  and the grantees.  The non-statutory options  granted prior to October 21, 1999 have an exercise  price per share of 100% of the fair market value per share on the date of grant and vest in 25% installments  beginning one year from the date of grant and will expire  no later than  ten years from the date of grant.  The  non-statutory options  granted after October 21,
1999 have  an exercise price  per share  of 100%  of the fair market value  per share  on the date of grant  and vest in installments with 25%  exercisable  after twelve (12) months of service and the balance  exercisable  in thirty-six (36)
successive equal monthly  installments upon completion of each additional month of service thereafter and will expire no later than ten years after the  grant date.  As of  December 31, 2001, 439,532 options were exercisable related to these
Non-Statutory Stock Option Grants and 364,218 had been exercised to date.

         Information regarding all stock option plans is as follows:

                                                                                       Number of          Weighted
                                                                                         Options    Exercise Price
Balances, January 1, 1999                                                              6,717,142       $     10.47
               Granted in 1999 (weighted average fair value of $6.72)                  1,427,371             12.12
               Exercised in 1999                                                        (314,798)             7.84
               Cancelled in 1999                                                        (710,422)            10.97
Balances, December 31, 1999                                                            7,119,293       $     10.87
               Granted in 2000 (weighted average fair value of $12.50)                 2,161,995             21.67
               Exercised in 2000                                                      (2,081,458)             9.31
               Cancelled in 2000                                                        (843,738)            13.87
Balances December 31, 2000                                                             6,356,092       $     14.64
               Granted in 2001 (weighted average fair value of $9.30)                  2,442,985             16.88
               Exercised in 2001                                                        (485,270)             9.74
               Cancelled in 2001                                                        (303,354)            16.45
Balances, December 31, 2001                                                            8,010,453       $     15.56

         The following table summarizes information concerning currently outstanding and exercisable options:

                                      Options Outstanding                            Options Exercisable
                                               Weighted
                                                Average          Weighted                               Weighted
                                              Remaining           Average                                Average
Range of                         Number     Contractual          Exercise              Number           Exercise
Exercise Price              Outstanding     Life (Years)            Price         Exercisable              Price
$1.39 to $9.00                1,908,398            5.77         $    7.94           1,669,248          $    7.96
$9.17 to $13.00               1,060,535            7.31             10.70             555,853              10.73
$13.07 to $14.81              1,575,317            8.99             13.58             239,443              14.21
$15.16 to $23.47              2,338,943            8.72             19.54             534,397              18.09
$23.88 to $41.84              1,127,260            7.57             27.51             574,475              27.38

$1.39 to $41.84               8,010,453            7.72         $   15.56           3,573,416          $   13.45

         The  Company  accounts  for its  stock-based  compensation  plans  in  accordance  with  APB  Opinion  No.  25,
"Accounting  for Stock  Issued to  Employees,"  and  related  interpretations.  In July 2000,  the vesting of options to purchase  75,625 shares were  accelerated  and  immediately  exercised in connection  with the resignation of one of the
Company's  officers.  The transaction was recorded as  compensation  expense with an increase in stockholders  equity of
$581,000.  No stock-based  compensation  expense was recorded in the  consolidated  statement of operations for the year ended December 31, 2001.

         The following  table  summarizes the Company's net income (loss) and net income (loss) per share on a pro forma basis had compensation  cost for the Company's  stock-based  compensation  plans been determined based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                                    (In thousands, except per share amounts)
                                                                      2001           2000              1999
 Net income (loss) - as reported                                 $(16,622)        $38,547           $19,677
 Net income (loss) - pro forma                                    (29,003)         29,740             3,027
 Diluted earnings (loss) per share - as reported                    (0.47)           1.05              0.59
 Diluted earnings (loss) per share - pro forma                      (0.83)           0.81              0.39

         The fair  value of each  option  grant  was  estimated  on the date of  grant  using  the  Black-Scholes option-pricing  model with the following  weighted  average  assumptions  used for grants in 2001, 2000 and 1999;
expected  volatility of 78% for 2001,  80% for 2000 and 75% for 1999;  risk-free  interest  rates of 3.6% to 5.3%
for  2001,  6.1% to 6.5% for  2000,  and 5.1% to 6.1% for 1999;  and an  expected  life of one year from the vest date.  Pro forma compensation cost of shares issued under the Employee  Qualified Stock Purchase Plan is measured based on the discount from market value on the date of purchase in accordance with SFAS No. 123.

Retirement of Shares.  In September 2001, 375,700 shares were cancelled and retired as part of a litigation settlement
(Note 13).

Note 11           Income Taxes

         The provision for income taxes at December 31, 2001, 2000 and 1999 consists of the following:

                                                                              (In thousands)
                  Year ended December 31,                  2001          2000          1999
                  Current:
                       Federal                       $     (324)   $   12,758    $    3,148
                       State                              1,261         1,121         1,137
                       Foreign                            2,716         7,573         3,411
                  Deferred:
                       Federal                           (4,550)      (11,286)           74
                       State                             (3,736)        1,038          (476)
                       Foreign                                -             -            68
                 Total provision                     $   (4,633)   $   11,204    $    7,362

         Income (loss) before income taxes consists of the following components:

                                                                              (In thousands)
                 Year ended December 31,                  2001           2000          1999
                 United States                      $  (17,442)    $   20,556    $   19,106
                 Foreign                                (3,813)        29,195         7,933
                   Total                            $  (21,255)    $   49,751    $   27,039

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

     Year ended December 31,                                            2001             2000           1999
     Income taxes (benefit), at statutory Federal rate                   (35)%             35%            35%
     State taxes (benefit), net of Federal benefit                        (7)               3              3
     Tax rate differential on foreign earnings                            13              (15)             3
     Change in valuation allowance                                         6               (3)           (14)
     R and D Credit                                                       (3)               -              -
     Other                                                                 4                3              -
     Total                                                               (22)%             23%            27%

         Deferred  income taxes  reflect the net tax effects of temporary  differences  between the carrying  amounts of assets and liabilities  for financial  reporting  purposes and the amounts used for income tax purposes.  The income tax effects of these  temporary  differences  representing  significant  portions of the deferred taxes at December 31, 2001 and 2000, are as follows:

                                                                                                (In thousands)
                 Year ended December 31,                                               2001              2000
                 Deferred taxes:
                      Loss carryforwards                                          $  25,075          $ 14,782
                      Tax credit carryforwards                                       10,368             9,072
                      Accrued expenses                                                3,478             5,122
                      Sales returns and allowance reserves                              324               810
                      Deferred revenue                                                6,291             5,727
                      Depreciable assets and amortizable assets                       4,860             3,673
                      Other                                                          (1,488)              120
                 Total                                                               48,908            39,306
                 Valuation allowance                                                (24,684)          (23,368)
                 Net deferred tax asset                                           $  24,224         $  15,938

        The Company  maintains  a valuation  allowance  against  a portion  of the deferred tax asset due to uncertainty regarding  the  future  realization  weighing  all  available  evidence.  Approximately  $9.0 million  of the  valuation allowance is attributable  to the potential  tax benefit of stock option  transactions that will be credited directly to
additional paid-in capital if realized.   The net increase (decrease)  in the total valuation  allowance was $1,316,000,
$2,240,000, and $(3,246,000) during 2001, 2000, and 1999, respectively.

         The  Company has $58.2  million  domestic  federal net  operating  loss  carryforwards  that can be utilized to reduce future taxable income.  Any unutilized net operating loss  carryforward  will begin expiring in 2011. The Company has  $10.3 million tax credit carryforwards that will begin expiring in 2002.

         At December 31, 2000, the Company had French,  Irish,  Japanese and Austrian  subsidiary tax loss carryforwards relating to its foreign  subsidiary  operations  that total  approximately  $11.6 million; the majority of which have no expiration.

         No  provision  has been made for federal or state  income  taxes on the  unremitted  earnings of the  Company's foreign subsidiaries  (cumulative $55.8 million at December 31, 2001) since  the Company plans to indefinitely  reinvest all such earnings  offshore.  At December 31, 2001,  the  unrecognized  deferred tax  liability  for these  earnings was approximately $21.3 million.

         The Company's  federal tax returns have been  examined by the Internal  Revenue  Service  ("IRS") for all years through  1996.  The IRS is currently  finalizing  the  examination  of the  Company's  U.S.  income tax returns for 1997 through  1999.  Management  does not believe that the outcome of these  matters will have a material  adverse  effect on the Company's consolidated results of operations or consolidated financial position.

Note 12           Operating Segment and Geographic Information

         The Company has prepared  operating  information in accordance with SFAS No. 131,  "Disclosures  About Segments of An Enterprise and Related  Information,"  to report  components  that are evaluated  regularly by the Company's chief operating  decision  maker,  or  decision  making  group,  in  deciding  how to  allocate  resources  and  in  assessing performance.  The  Company  is  organized  geographically  and by line of  business.  The  line of  business  management structure is the primary basis for which financial performance is assessed and resources allocated.

         The Company's  reportable  operating segments include Software,  Hardware,  Customer Support,  and Professional
Services and Education.  The Software  operating  segment develops and markets the Company's line of Enterprise  Content
Management,  Collaborative  Commerce and Business Process Management software products and eBusiness  applications.  The
Hardware  operating  segment  manufactures  and markets the  Company's  line of OSAR  libraries.  The  Customer  Support segment provides  after-sale  support for software,  as well as providing software upgrades under the Company's right to new versions program.  The Professional  Services and Education segment provides fee-based  implementation and technical consulting services related to the Company's products and provides training.

         The  accounting  policies  of the  Company's  operating  segments  are the same as those  described  in Note 2-
Summary of Significant  Accounting  Policies - except that the  disaggregated  financial results of the segments reflect allocation of certain  functional  expense  categories  consistent with the basis and manner in which Company management internally  disaggregates  financial  information for the purpose of assisting in making internal  operating  decisions.
The Company  evaluates  performance  based on  stand-alone  segment  operating  income.  Because  the  Company  does not evaluate  performance  based on the return on assets at the operating segment level,  assets are not tracked  internally by segment.  Therefore, segment asset information is not presented.

         Operating segment data for the three years ended December 31, 2001, was as follows:

                                                                                                 (In thousands)
                                                                    Professional
                                                                        Services
                                             Software     Customer           and       Hardware    Consolidated
                                                           Support     Education
 Year Ended December 31, 2001
 Revenue                                 $   118,972    $  132,382     $  67,340      $  13,840      $  332,534
 Depreciation and amortization                12,859         7,250         3,774            466          24,349
 Operating income (loss)                     (61,898)       41,055        (2,536)          (379)        (23,758)
 Assets                                                                                                 301,639
 Capital expenditures                          7,077         4,161         2,477            360          14,075

 Year Ended December 31, 2000
 Revenue                                 $   204,823    $  110,306     $  62,466      $  21,019      $  398,614
 Depreciation and amortization                10,295         6,030         3,067            435          19,827
 Operating income                             14,801        29,258        (1,344)         1,630          44,345
 Assets                                                                                                 324,093
 Capital expenditures                         12,149         9,938         4,932            702          27,721

 Year Ended December 31, 1999
 Revenue                                 $   183,253    $   94,818     $  52,631      $  16,418      $  347,120
 Depreciation and amortization                 9,476         4,694         2,630            516          17,316
 Operating income                              3,116        16,669         2,291          1,554          23,630
 Assets                                                                                                 243,398
 Capital expenditures                         11,001         8,043         2,921            467          22,432

         Revenue is  attributed  to  geographic  areas  based on the  location  of the entity to which the  products  or services were sold. The operation in Ireland  functions as a  manufacturing  and service  center for  non-United  States customers.  An allocation of its assets among the  geographic  segments is not prepared for  management  reporting.  All other  geographic  locations  include  South  America,  the Middle East and  Africa.  Information  concerning  principal geographic areas in which the Company operates was as follows:

                                                                                                      (In thousands)
Year ended December 31,                    2001                          2000                         1999
                                 Revenue         Assets        Revenue         Assets        Revenue         Assets
North America:
   United States               $ 242,826      $ 234,408      $ 280,563      $ 231,973      $ 240,607      $ 173,989
   Canada                          6,787          6,143          7,925          6,055          8,430          6,442
   Total North America           249,613        240,551        288,488        238,028        249,037        180,431

Europe:
   France                          7,800          1,753          7,153          2,328          8,540          5,109
   Germany                        19,565          5,920         26,909         10,038         23,888          6,278
   United Kingdom                 16,851         18,275         23,867         18,680         20,148         12,085
   Ireland                             -         26,925              -         42,989              -         21,645
   Other Europe                   27,901          5,320         33,806          7,851         22,498          9,831
   Total Europe                   72,117         58,193         91,735         81,886         75,074         54,948

Asia Pacific                       7,968          2,895         12,966          4,046         17,144          7,947
All other                          2,836              -          5,425            133          5,865             72
Totals                         $ 332,534      $ 301,639      $ 398,614      $ 324,093      $ 347,120      $ 243,398

Note 13           Contingencies

         In October 1994,  Wang  Laboratories,  Inc.  ("Wang") filed a complaint in the United States District Court for the  District of  Massachusetts  alleging  that the Company  was  infringing  five  patents  held by Wang (the  "FileNET
Case").  On June 23, 1995,  Wang amended its complaint to include an additional  related  patent.  On July 2, 1996, Wang filed a complaint in the same court  alleging  that  Watermark  Software  Inc.,  a  former  wholly-owned  subsidiary  of
FileNET  that was merged with the  Company,  was  infringing  three  patents  held by Wang (the  "Watermark  Case").  On
October  9, 1996,  Wang  withdrew  its claim in the  FileNET  Case that one of the  patents it  initially  asserted  was infringed.

         On January  8,  1997,  the court  stayed  the  Watermark  Case,  subject  to  limited  exceptions  for  certain discovery.  The  products  at issue in the  Watermark  Case were  phased out as of  December  31,  1999.  In March 1997,
Eastman Kodak Company  purchased the Wang imaging business unit that had  responsibility  for this  litigation.  On July
30, 1997,  the court  permitted  Eastman  Software and Kodak Limited of England to be substituted in the FileNET Case in place of Wang.  On April 24, 2001,  the court  permitted  Eastman  Software and Kodak Limited to be  substituted  in the
Watermark case in place of Wang.

         On August 10, 2000, Eastman Kodak Company,  Eastman Software and eiStream WMS, Inc.  ("eiStream")  entered into an Asset  Purchase  and Sale  Agreement  ("APA"),  under which  eiStream  acquired  some,  but not all, of the assets of
Eastman  Software.

         Effective  June 30, 2001, the Company and Eastman Kodak Company,  the parent of Eastman  Software  entered into an agreement  that settled the FileNET Case. In accordance  with that  settlement  agreement,  the parties filed on July
5, 2001, a stipulation dismissing the FileNET Case.

         On September 19, 2001,  eiStream filed a  complaint  against Eastman Kodak Company and Eastman Software  in the
United States District Court  for the district of  Dallas County  (the "eiStream Case").  eiStream sought,  among  other things, a declaratory judgment that pursuant to the terms of the APA, eiStream owns the Watermark Case and has the right to pursue claims in the Watermark Case regarding  Watermark  products sold prior to the phase out in December  1999  and that Eastman Kodak Company was required to obtain eiStream's consent prior to settling the FileNET Case.

         On October 15, 2001,  Eastman Kodak  Company  filed its answer to  eiStream's  complaint in which Eastman Kodak
Company  claimed  ownership of the Watermark  Case,  denied that the APA gave eiStream  ownership of the Watermark Case, and stated that  eiStream's  claim that its  consent was  necessary  prior to  settling  the FileNET  Case was barred by principles of equitable estoppel.

         Also on October 15, 2001,  Eastman Kodak Company moved to abate the eiStream Case because the previously  filed
Watermark Case raises issues  inherently  related with issues raised in the eiStream Case and because certain  necessary and indispensable parties were not properly joined in the eiStream Case.

         On October 31,  2001,  Eastman  Kodak  Company  moved for leave to amend the  original  complaint  filed in the
Watermark Case to add eiStream as a party,  to add the correct  Eastman Kodak Company  entities as plaintiffs and to add a declaratory judgment count seeking a judgment that Eastman Kodak Company, not eiStream, owns the Watermark Case.

         In  November  2001,  Eastman  Kodak  Company  and  eiStream  amended the APA and  resolved  all their  disputes regarding  Eastman Kodak  Company's  right to settle the FileNET Case and the  Watermark  Case.  Effective  November 15,
2001,  eiStream agreed that the June 30, 2001 agreement  between the Company and Eastman Kodak Company which settled the

FileNET Case is in accordance  with the APA, as amended,  and that the Company and Eastman Kodak Company may dismiss the
Watermark Case with prejudice.

         Effective  November 15, 2001, the Company and Eastman Kodak Company  entered into an agreement that settled the
Watermark  Case.  In accordance  with that  settlement  agreement and the amended APA between  Eastman Kodak Company and
eiStream,  the  parties to the  Watermark  Case filed on  November  16,  2001 a  stipulation  dismissing  that case with prejudice.  A stipulation of non-suit with prejudice was filed in the eiStream Case on November 19, 2001.

         Subsequent  to  December  31,  1998,  the former  shareholders  of Saros  Corporation,  a  former  wholly-owned subsidiary  of  FileNET  that was  merged  with the  Company,  filed a  demand  for  mandatory  arbitration  to  release approximately  375,700  shares of the  Company's  stock which were held in escrow  pursuant to the Agreement and Plan of
Merger dated January 17, 1996 among FileNET Corporation,  FileNET Acquisition  Corporation and Saros Corporation and for
damages.  The  Company and the agent for the former  Saros  Shareholders  ("Shareholders'  Agent") had agreed to mediate the matter,  but the Shareholders'  Agent cancelled the mediation prior to the scheduled date and renewed the demand for mandatory  arbitration.  A binding  arbitration  proceeding took place during the period March 5, 2001 through March 23,
2001. On April 24, 2001 the arbitrators  issued an interim  decision  denying all claims  asserted by the  Shareholders'
Agent against the Company,  sustaining all claims asserted by the Company,  and awarding all of the shares of stock held in escrow to the Company.  On June 7, 2001 the arbitrators  issued a final award that  reiterated the principal  rulings set forth in the  interim  decision  and  awarded  all of the stock held in the escrow to the  Company.  The final award further  determined that the escrowed shares provide the exclusive  source for the Company's  recovery of its attorneys'
fees and costs from the former  stockholders  of Saros.  These  shares  were  cancelled  and  retired  when the  Company received the certificates from the escrow agent in September 2001.

         In the normal  course of business,  the Company is subject to various  other legal  matters.  While the results of  litigation  and claims  cannot be predicted  with  certainty,  the Company  believes that the final outcome of these other  matters  will not have a  materially  adverse  effect on its  consolidated  results of  operations  or  financial conditions.

Note 14           Other Financial Instruments

         The following  table  summarizes the notional  amounts,  which are equivalent to the fair market value,  of the
Company's foreign currency agreements entered into on December 31, 2001 and 2000, all maturing in three months:

         At December 31,                           2001                               2000

                                        Notional          Notional          Notional         Notional
                                          Amount            Amount            Amount           Amount
                                       Purchased              Sold         Purchased             Sold
         European                    $22,646,890       $10,929,345       $24,465,981      $12,951,412
         Australian                            -           444,911                 -        1,871,011
         Asian                         1,040,327                 -           934,246                -
         Canadian                              -         1,473,194                 -        1,594,546

         Total                       $23,687,217       $12,847,450       $25,400,227      $16,416,969

         The following table summarizes the unrealized gains (losses) on the Company's foreign exchange contracts closed on December 31, 2001 and 2000 which were $(787,551) and $577,986, respectively.  The gains or losses are realized at the time of settlement with the bank in January of the following year.

                               At December 31,                     2001            2000
                                                             Unrealized      Unrealized
                                                                  Gains           Gains
                                                                (Losses)        (Losses)
                               European                     $  (718,420)     $  654,612
                               Australian                       (24,829)        (75,362)
                               Asian                            (40,864)        (20,647)
                               Canadian                          (3,438)         19,383
                               Total                        $  (787,551)     $  577,986

Note 15           Quarterly Financial Information (Unaudited)

         The following  table sets forth selected  unaudited  quarterly  information for the Company's last eight fiscal quarters.  This  information  has been  prepared  on the same basis as the  Consolidated  Financial  Statements  and all necessary  adjustments  (which consisted only of normal recurring  adjustments) have been included in the amounts stated
below to  present  fairly  the  results  of such  periods  when  read in  conjunction  with the  Consolidated  Financial
Statements and related notes included elsewhere herein.

                                                                               (In thousands, except per share amounts)
                                                           First         Second        Third        Fourth      Fiscal
                                                         Quarter        Quarter      Quarter       Quarter        Year
Year ended December 31, 2001:
    Revenue                                          $    83,970  $     82,206   $   80,069     $   86,289   $ 332,534
    Gross profit                                          49,946        51,756       52,696         60,187     214,585
    Income (loss) before income taxes                     (7,631)      (13,222)      (2,856)         2,454     (21,255)
    Net income (loss)                                     (5,571)      (10,695)      (2,228)         1,872     (16,622)
    Basic earnings (loss) per share                        (0.16)        (0.30)       (0.06)          0.05       (0.47)
    Diluted earnings (loss) per share                      (0.16)        (0.30)       (0.06)          0.05       (0.47)

Year ended December 31, 2000:
    Revenue                                          $    92,802  $     95,079   $   99,145    $   111,588   $ 398,614
    Gross profit                                          62,517        64,193       67,038         76,436     270,184
    Income before income taxes                             8,625         9,002       13,087         19,037      49,751
    Net income                                             6,469         7,022       10,208         14,848      38,547
    Basic earnings per share                                0.19          0.21         0.30           0.43        1.13
    Diluted earnings per share                              0.18          0.19         0.28           0.40        1.05

                                                      SCHEDULE II

                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                                       (In thousands)
                                                                          Additions
                                                    Balance at          Charged to                          Balance
                                                     Beginning         Revenue and                           at End
                                                     of Period            Expenses       Deductions       of Period
  Year ended December 31, 2001:
     Inventory reserves                             $      234                  26               72      $      188
     Allowance for doubtful accounts
       and sales returns                            $    5,518               1,482            3,433      $    3,567
 Year ended December 31, 2000:
     Inventory reserves                             $      326                   -               92      $      234
     Allowance for doubtful accounts
       and sales returns                            $    4,542               2,280            1,304      $    5,518
 Year ended December 31, 1999:
     Inventory reserves                             $      401                 335              410      $      326
     Allowance for doubtful accounts
       and sales returns                            $    4,382               1,778             1,618     $    4,542

                                                                S-1

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and the Board of Directors
FileNET Corporation
Costa Mesa, California

We have audited the consolidated  financial  statements of FileNET  Corporation and its subsidiaries (the Company) as of
December 31,  2001 and 2000, and for each of the three years in the period ended December 31,  2001, and have issued our report thereon dated  January 28,  2002. Such  consolidated  financial  statements and report are included  elsewhere in
this  Form  10-K.  Our  audits  also  included  the  financial   statement  schedule  of  FileNET  Corporation  and  its
subsidiaries,  listed  in  Item 14.  This  consolidated  financial  statement  schedule  is  the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an  opinion  based  on our  audits.  In our  opinion,  such consolidated  financial statement schedule,  when considered in relation to the basic consolidated  financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
January 28, 2002

                                                     EXHIBIT INDEX

    Exhibit Number                               Exhibit Title

       4.4         Amendment Three dated November 30, 2001 to Rights Agreement dated as of November 4, 1988 between FileNET Corporation and Equiserve, successors to BANKBOSTON N.A.

      10.1         Waiver and First Amendment to Credit Agreement (Multi-currency) by and among the Registrant and Bank of
                   America N. A., formerly known as Bank of America National Trust and Savings Association, dated
                   June 29, 2001, effective June 29, 2001.

      21.1         List of subsidiaries of Registrant (filed as FileNET Corporation Subsidiary Information).

      23.1         Independent Auditors' consent.

Exhibit 4.4

                                          AMENDMENT NO. 3 TO RIGHTS AGREEMENT

1.       General  Background.  In accordance with Section 26 of the Rights  Agreement  between Fleet National Bank f/k/a
              BankBoston,  N.A.  f/k/a The First  National Bank of Boston (the "Rights  Agent") and FileNET  Corporation
              ("FileNET") dated November 4, 1988, as amended July 31, 1998 and November 9, 1998, (the "Agreement"),  the
              Rights Agent and FileNET  Corporation  desire to amend the Agreement to appoint  EquiServe  Trust Company,
              N.A. as the successor Rights Agent.

2.       Effectiveness.  This  Amendment  No. 3 shall be  effective  as of 11/30/01  (the  "Amendment")  and all defined terms and definitions in the Agreement shall be the same in the Amendment  except as specifically  revised by the Amendment.

3.       Revision.  The section in the Agreement  entitled  "Change of Rights  Agent" is hereby  deleted in its entirety and replaced with the following:

              Section 21.  Change of Rights Agent.  The Rights  Agent or any  successor  Rights Agent  may resign and be discharged  from its duties  under this Rights  Agreement  upon 30 days'  notice in writing  mailed to the
              Company and to each  transfer  agent of the Common  Shares or Preferred  shares by registered or certified mail and to the holders of the Right  Certificates by first-class  mail. The Company may remove the Rights
              Agent or any  successor  Rights  Agent upon 30 days'  notice in  writing,  mailed to the  Rights  Agent or successor  Rights Agent,  as the case may be, and to each transfer agent of the Common Shares or Preferred
              Shares by  registered  or certified  mail,  and to the holders of the Right  Certificates  by  first-class mail. If the Rights Agent shall resign or be removed or shall otherwise  become  incapable of acting,  the
              Company  shall  appoint  a  successor  to the  Rights  Agent.  If the  Company  shall  fail to  make  such appointment  within a period of 30 days after giving  notice of such removal or after it has been notified in writing of such  resignation  or incapacity by the  resigning or  incapacitated  Rights Agent or by the holder of a Right Certificate (who shall, such notice,  submit his Right Certificate for inspection by the
              Company),  then the  registered  holder of any  Right  Certificate  may  apply to any  court of  competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent,  whether  appointed by the Company or by such a court,  shall be a  corporation  or trust company  organized  and doing  business under the laws of the United  States in good  standing,  which is  authorized  under such laws to exercise shareholder  services  or  corporate  trust or stock  transfer  powers and is subject  to  supervision  or examination by Federal or state authority and which has  individually or combined with an affiliate at the time of its appointment as Rights Agent a combined  capital and surplus of at least $100 million  dollars.
              After  appointment,  the successor Rights Agent shall be vested with the same powers,  rights,  duties and responsibilities  as if it had been originally  named as Rights Agent without further act or deed; but the predecessor  Rights  Agent shall  deliver and transfer to the  successor  Rights Agent any property at the time held by it  hereunder,  and  execute  and deliver  any  further  assurance,  conveyance,  act or deed necessary for the purpose.  Not later than the effective  date of any such  appointment  the Company shall file notice  thereof in writing with the  predecessor  Rights Agent and each transfer  agent of the Common
              Shares or Preferred  Shares,  and mail a notice thereof in writing to the registered  holders of the Right
              Certificates.  Failure  to give any  notice  provided  for in this  Section  21,  however,  or any  defect therein,  shall not affect the legality or validity of the  resignation  or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

4.       Except as amended  hereby,  the Agreement and all schedules or exhibits  thereto shall remain in full force and effect.

         IN WITNESS WHEREOF,  the parties  hereto have caused this  Amendment to be executed in their names and on their behalf by and through their duly authorized officers, as of this 30th day of November, 2001.

    FileNET Corporation                                     Fleet National Bank f/k/a BankBoston, N.A.

      /s/ Sam Auriemma                                          /s/ Michael J. Connor
    By:      Sam Auriemma                                   By:      Michael J. Connor
    Title:   Senior Vice President, Finance,                Title:   Managing Director, Client Administration
             Chief Financial Officer, Secretary

                                                            EquiServe Trust Company, N.A.

                                                              /s/ Michael J. Connor
                                                            By:      Michael J. Connor
                                                            Title:   Managing Director, Client Administration

Exhibit 10.1

   WAIVER AND FIRST AMENDMENT TO CREDIT AGREEMENT

                                  WAIVER AND FIRST AMENDMENT TO CREDIT AGREEMENT

         THIS WAIVER AND FIRST AMENDMENT TO CREDIT AGREEMENT  ("Waiver and Amendment"),  dated June 29, 2001, is entered into by and between  FILENET CORPORATION (the "Company")  and BANK OF AMERICA, N. A.,  formerly known as
Bank of America National Trust and Savings Association (the "Bank").

                                                     RECITALS

A.       The Bank and the Company are parties to an Amended and Restated Credit Agreement (Multi-currency) dated
     June 30, 1999 (the "Credit Agreement") pursuant to which the Bank has extended certain credit facilities to the Company and certain Acceptable Subsidiaries.

B.       The Company has  reported  to the  Bank the existence  of a certain  event of  default under the Credit
     Agreement.   The Company  has requested  that  the Bank waive such  event of default  and  agree to certain amendments of the Credit Agreement.

C.       The Bank is willing to waive such event under the Credit Agreement,  and to amend the Credit Agreement, subject to the terms and conditions of this Waiver and Amendment.

     NOW, THEREFORE,  for valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

        1.       Defined Terms.  Unless otherwise defined herein,  capitalized terms  used herein shall have the meanings, if any, assigned to them in the Credit Agreement.

        2.       Waiver of Defaults.

                (a)       For purposes of this waiver and Amendment,  the "Existing Default" means  the default existing on this  date under  Section 8.01(c)  of the  Credit Agreement  solely  as a consequence  of a breach  of the negative covenant  set forth at  Section 7.13 of the
                          Credit Agreement solely with respect to the fiscal quarter ended March 31, 2001.

                (b)      Subject  to  and  upon  the  terms  and  conditions hereof, the Bank hereby waives the
                         Existing Default.

                (c)      Nothing contained herein shall be deemed a waiver,  of (or otherwise affect the Bank's ability  t o enforce)  any  other  default  or  Event  of  Default,  including without limitation  any  default or  Event of Default  as may now or hereafter exist and arise from or otherwise be related to the Existing Default (including without limitation any cross-default arising under  the Credit Agreement  by virtue of  any matters resulting from the Existing Default),  and (ii) any default or  Event of Default  arising at any time after the Effective Date and which is the same as any of the Existing Default.

        3.       Amendments to Credit Agreement.  The Credit Agreement shall be amended as follows:

                (a)      Section  1.01  of  the  Credit  Agreement   shall  be  amended  at  the  defined  term
                         "Availability Period" by replacing the "June 29, 2001" with "June 28, 2002."

                (b)      Section 1.01  of the  Credit Agreement  shall be  amended  at the defined term "Credit
                         Limit" by replacing the amount "$20,000,000" with "$500,000,000."

                (c)      Section 1.01  of the  Credit  Agreement  shall  be amended  at the defined term "Final
                         Maturity Date" by amending such defined term in its entirety to read as follows:

                         "Final Maturity Date":  (a) in respect of any Advances,  June 28, 2002; (b) in respect of any  standby  letters  of credit,  June 28, 2003;  and  (c) in respect  of any Bank
                         Guaranties, June 28, 2003.

                (d)      Section 2.01(a)  of  the  Credit  Agreement  shall  be  amended  by deleting the words
                         "commercial and" in clause (ii) thereof.

                (e)      Section 2.02 (b)  of the  Credit Agreement  shall  be  amended by replacing the amount
                         "1.00% with the amount "1.20%."

                (f)      The provisions  of  Section 2.03  of the  Credit Agreement  shall be  deleted in their entirety and the words "Intentionally Omitted" shall be inserted in their place.

                (g)      Section 2.04(d)  of the  Credit Agreement  shall be amended in its entirety to read as follows:

                        (d)     The Borrower shall pay or cause the applicable Acceptable Subsidiary to pay the
                                Bank (i)  a non-refundable  issuance fee of  $1,500 upon  the issuance  of each standby letter of credit issued hereunder for its account or for the account of
                                an  Acceptable  Subsidiary,   payable  upon  issuance  thereof,   plus  (ii) a
                                non-refundable  fee equal to  0.85% per annum of the outstanding undrawn amount of each  standby letter of credit  issued hereunder  for its account or for the account  of  an  Acceptable  Subsidiary  (with  minimum  fee of $250),  payable annually in advance, and calculated on the basis of the face amount outstanding on the day the fee is calculated, or, in the case of  standby letters of credit issued to an  Acceptable Subsidiary and  denominated in a  Local Currency, such fees as are applicable to such letter of credit pursuant to subsection 2.04(b).
                                However, if an Event of Default exists,  at the option of the Bank,  the amount of the fee set forth in clause  (ii) above shall be increased to  3% per annum, commencing on the day the Bank provides notice of the increase to the Borrower, or such fees as are applicable to a  standby letter of credit  denominated in a
                                Local Currency pursuant to subsection 2.04(b).   The Borrower shall also pay or
                                cause  the  applicable  Acceptable  Subsidiary  to  pay  such  other  fees  and commissions  at the times and in the amounts the Bank advises the Borrower from time to time as being applicable to the Borrower's or Acceptable Subsidiaries'
                                standby letters of credit.

                (h)      Sections 2.04(g)   and   2.06(f)  of  the  Credit  Agreement  shall each be deleted in their entirety.

                (i)      Section 2.09 of the Credit Agreement  shall be amended by replacing the amount "0.20%"
                         with "0.25%."

                (j)      Section 5.14 of the Credit Agreement shall be deleted in its entirety.

                (k)      Section 7.01  of the  Credit Agreement  shall be  amended  in its entirely  to read as follows:

                         (f)  indebtedness  or guarantees  by the Borrower  or its Subsidiaries in favor of the the Bank;

                (l)      Section 7.03  of the  Credit  Agreement  shall be  amended  in its entirely to read as follows:

                         7.03  Capital Assets. The Borrower on a consolidated basis  shall not expend  or incur obligations for the acquisition of fixed or capital assets on a cumulative basis of more than (i) $25,000,000 for the fiscal year ending  December 31, 1997, (ii)
                               $30,000,000  for  each   of  the  fiscal  years   ending  December 31, 1998 and
                               December 31, 1999, and #37,5000,000 for  each  fiscal  year  ending on and after
                               December 31, 2000.

                (m)      Section 7.13  of  the  Credit  Agreement  shall  be  amended inits entirety to read as follows:

                         7.13  Tangible Net Worth. The Borrower shall  not permit at any time on a consolidated basis  its  Tangible  Net  Worth  to be  less than  $190,000,000 plus the sum of
                               (i) 75%  of  net  income taxes  (without  subtracting  losses)  earned  in  each quarterly accounting period  commencing after March 31, 2001,  plus (ii) the net proceeds  from  any  securities  issued  after  March 31, 2001,  plus  (iii) any
                               increase  in   stockholders'  equity  resulting  from  the  conversion  of  debt securities to equity securities after March 31, 2001.

                (n)      Schedule 2  to  Exhibit A  (Compliance Certificate)  to  the Credit Agreement shall be amended in its entirety to read in the form of Schedule 2 attached hereto.

        4.       Representation and Warranties.  The Company hereby represents and warrants to the Bank as follows:

                (a)      Other  than  the  Existing Default, no Default or Event of Default has occurred and is continuing.

                (b)      The  execution,  delivery and performance  by the Company of this Waiver and Amendment have been  duly authorized by all necessary corporate and other action  and do not and will not require  any registration with,  consent or approval of,  notice to or action by, any person or entity (including any government authority) in order to be effective
                         and  enforceable.   The Credit Agreement  as  amended  by  this  Waiver  and Amendment constitutes  the legal,  valid  and  binding obligations  of the Company,  enforceable against it in accordance with its respective terms,  without defense,  counterclaim or offset.

                (c)      Subject to the Existing Default,  all  representations  and  warranties of the Company contained in the Credit Agreement are true and correct on and as of the date hereof.

                (d)      The Company  is  entering  into  this  Waiver and Amendment  on the  basis  of its own investigation  and for its own reasons,  without  reliance  upon the Bank  or any othe person or entity.

        5.       Effective Date.   This Waiver and Amendment will become effective the date first above written
                 (the "Effective Date"), provided:

                (a)      The Bank has received from the Company a duly executed original (or, if elected by the
                         Bank, an executed original (or, if elected by the Bank, an executed facsimile copy) of this Waiver and Amendment.

                (b)      The Bank has received from  the Company  a copy of a resolution passed by the Board of
                         Directors of such corporation, certified by the Secretary or an Assistant Secretary of such corporation as being in full force and effect on the date hereof, authorizing the execution,  delivery and performance  of  this  Waiver and Amendment,  along  with  an incumbency certificate.

                (c)      All representations  and  warranties  contained  herein are true and correct as of the
                         Effective Date.

        6.       Reservation of Rights. The Company acknowledges and agrees that neither the Bank's forbearance in  exercising  its  rights  and  remedies  in connection with  the Existing Default,  nor the execution and delivery by the Bank of this Waiver and Amendment, shall be deemed (I) to create a course of dealing or otherwise obligate the Bank to forebear or enter into waivers under the same, similar or any other circumstance in the future, or (ii) to waive,  relinquish or impair any right of the Bank to receive any indemnity or similar payment from any person or entity as a result of any matter arising from or relating to the Existing Default.

        7.       Miscellaneous.

                (a)      Except as herein expressly amended, all terms,  covenants and provisions of the Credit
                         Agreement are and shall remain in full force and effect and all references therein and in other  Credit Documents  to such  Credit Agreement  shall  henceforth  refer to the
                         Credit Agreement as amended by this  Waiver and Amendment.   This Waiver and Amendment
                         shall be deemed incorporated into,  and a part of,  the Credit Agreement.  This Waiver and Amendment is a Credit Document.

                (b)      This  Waiver and Amendment  shall  be  binding  upon  and  inure to the benefit of the parties  hereto  and  to  the  Credit Agreement  and  their respective successors  and assigns.  No third party beneficiaries are intended in connection with this Waiver and
                         Amendment.

                (c)      This Waiver and Amendment  shall  be  governed by and construed in accordance with the law of the State of California.

                (d)      This Waiver and Amendment may be executed in any number of counterparts, each of which shall be deemed an original,  but all such counterparts together  shall constitute but one and the same instrument.  Each of the parties hereto  understands and  agrees that this document (and any other document required  herein) may be delivered by  any party thereto either in the form of an  executed original  sent by facsimile transmission to be followed promptly by  mailing of a hard copy original, and that receipt by the Bank of a  facsimile transmitted document purportedly  bearing the signature of the Company shall bind the Company, with the same  force and effect as the delivery of a hard copy original.  Any failure by  the Bank to receive the hard copy executed original of such document  shall not diminish the  binding effect of the facsimile transmitted executed original  of such document which  hard copy page was not received by the bank, and the
                         Bank is hereby authorized to make  sufficient photocopies thereof to assemble complete counterparty documents.

                (e)      This Waiver and Amendment, together with the Credit Agreement, contains the entire and exclusive  agreement  of the parties  hereto  with references to the matters discussed
                         herein  and  therein.   This Waiver and Amendment  supersedes  all  prior  drafts  and
                         communications  with  respect  thereto.   This waiver and Amendment may not be amended
                         except in accordance with the provisions of Section 9.05 of the Credit Agreement.

                (f)      If any term or provision of this Waiver and Amendment shall be deemed prohibited by or invalid  under  any  applicable  law,  such  provision  shall  be  invalidated without affecting  the  remaining  provision  of  this  Waiver  and  Amendment  or  the Credit
                         Agreement, respectively.

         IN WITNESS WHEREOF, the parties hereto have executed and delivered this Waiver and Amendment as of the date first above written.

                                                 FILENET CORPORATION

                                                By:               /s/ Sam M. Auriemma
                                                Name:             Sam M. Auriemma
                                                Title:            Senior Vice President and Chief Financial
                                                                       Officer

                                                By:               /s/ Lee D. Roberts
                                                Name:             Lee D. Roberts
                                                Title:            Chief Executive Officer

                                                 BANK OF AMERICA, N. A.

                                                 By:              /s/ Jouni Korhonen
                                                Name:             Jouni Korhonen
                                                Title:            Managing Director

                                                                                 Date: ______________, 200__
                                                                                 For the fiscal quarter/year
                                                                                 ended ______________, 200__

                                                    SCHEDULE 2
                                            to Compliance Certificate1

                                                                     Actual                        Required/Permitted

1.        Section 7.01(d) Other Bank Borrowings by
          Subsidiaries

          Indebtedness of Subsidiaries for borrowed money
          from other banks                                   _______________________   Not to exceed $5,000,000

2.        Section 7.01(e) Purchase Money Obligations
          and Section 7.02 Purchase Money Liens

          Purchase money obligations and related liens       _______________________   Not to exceed $10,000,000

3.        Section 7.03 Capital Assets

                                                                                       Not to exceed (i) $25,000,000
                                                                                       from 1/1/97  through 12/31/97,
                                                                                       (ii) $30,000,000 from 1/1/98
                                                                                       through 12/31/98, (iii) $30,000,000
                                                                                       from 1/1/99 through 12/31/99, and
                                                                                       (iv) $37,500,000 for each fiscal
                                                                                       year ending on and after 12/31/00
          Obligations for the acquisition of fixed or
          capital assets                                     _______________________

4.        Section 7.04(ii) Stock Repurchases

                                                                                       Not to exceed $10,000,000 after
          Stock repurchases                                  _______________________   after March 31, 1997

5.        Section 7.05(e)

          Other loans and investments                        _______________________   Not to exceed $5,000,000

6.        Section 7.07(d) Sale and Leaseback

                                                                                       Not to exceed $5,000,000
          Financing under sale and leaseback agreements of
          fixed or capital assets                            _______________________

          _________________________________________________
          1 All amounts determined on a consolidated basis

                                                                S-1

7.        Section 7.11 Quick Ratio

          A.           (i)  cash                             _______________________

                      (ii)  net accounts receivable          _______________________

                     (iii)  short-term cash
                            investments

                      (iv)  investment grade marketable
                            securities not classified as
                            long-term investments            _______________________

          (v)      long-term investments in
                            compliance with the Investment
                            Guidelines (not to exceed
                            $15,000,000)                     _______________________

                          (i) + (ii) + (iii) + (iv) + (v)=   _______________________

          B.       Current liabilities (including all
                   funded and unfunded obligations under
                   the Credit Agreement and other Credit
                   Documents, including undrawn amounts
                   (or the Equivalent Amount thereof) of
                   all letters of credit and Bank
                   Guaranties and drawn and unreimbursed
                   obligations with respect thereto          _______________________

                             A
                             B                         =     =======================   Not less than 1.50 to 1.00

                                                                S-2

8.        Section 7.12 Total Liabilities to Total Net Worth

          the ratio of

          A.     total liabilities (including all funded
                 and unfunded obligations under the Credit
                 Agreement and other Credit Documents,
                 including undrawn amounts (or the
                 Equivalent Amount thereof) of all letters
                 of credit and Bank Guaranties and drawn
                 and unreimbursed obligations with respect
                 thereto

          B.     Tangible Net Worth

                 the difference of:

                   (i) gross book value of assets            _______________________

                       Less

                  (ii) goodwill, patents, trademarks,
                       trade names, organization expense,
                       capitalized software, treasury stock
                       (to the extent included in assets),
                       unamortized debt discount and
                       expense, deferred charges, and other
                       like intangibles,  monies due from
                       affiliates, officers, directors, or
                       shareholders of the Borrower or any
                       of its Subsidiaries, and value
                       placed on any leasehold (other than
                       leasehold improvements)               _______________________

                       Less

                 (iii) applicable reserves                   _______________________

                      Less

                  (iv) All liabilities (including
                       Accrued and deferred
                       income  taxes)                        _______________________

                                                                S-3

                   (v)

                       (i) - (ii) - (iii) - (iv)        =    _______________________

                                               A
                                               B        =    =======================   Not greater than 0.75 to 1.00
9.
          Section 7.13 Tangible Net Worth

          Tangible Net Worth (from 8 above)                  _______________________   Not less than the sum of:

                                                                                       A.  $190,000,000

                                                                                                plus

                                                                                       B.  75% of net income
                                                                                           after taxes (without
                                                                                           subtracting losses)
                                                                                           for each fiscal quarter
                                                                                           commencing after
                                                                                           3/31/01 ________

                                                                                                plus

                                                                                       C.  100% of net proceeds
                                                                                           from the issuance of any
                                                                                           equity securities issued
                                                                                           after 3/31/01 ________

                                                                                                plus

                                                                                       D.  100% of any increase in
                                                                                           shareholders' equity from
                                                                                           conversion of debt to
                                                                                           equity after 3/31/01 ________

                                                                                              A + B + C + D  = ______

                                                                S-4

10.       Section 7.14 Consecutive Quarterly Losses;
          Losses in One Quarter

          A.     (i)  Net (after tax) income (loss) for                                Not in excess of 5% of Tangible
                      fiscal quarter reported on             _______________________   Net Worth (from 8 above).

                 (ii) Operating income (loss) for fiscal                               Not in excess of 5% of Tangible
                      quarter reported on                    _______________________   Net Worth (from 8 above).

          B.     (i)  Net (after tax) income (loss)
                      immediately preceding fiscal quarter   _______________________

                 (ii) Net (after tax) income (loss) for                                If (i) is a loss, (ii) shall not
                      fiscal quarter reported on             _______________________   be a loss.

          C.     (i)  Operating income (loss) for the
                      immediately preceding fiscal quarter   _______________________

                 (ii) Operating income (loss) for fiscal                               If (i) is a loss, (ii) shall not
                      quarter reported on                    _______________________   be a loss.

                                                                S-5

Exhibit 21.1

   LIST OF SUBSIDIARIES OF REGISTRANT

   FileNET Asia Pacific, Pte. Ltd. (Singapore)
   FileNET BV (The Netherlands)
   FileNET Canada, Inc. (Canada)
   FileNET Company Limited (Ireland)
   FileNET Corporation, Pty. Limited (Australia)
   FileNET France S.A.R.L. (France)
   FileNET GesmbH (Austria)
   FileNET GmbH (Germany)
   FileNET GmbH (Switzerland)
   FileNET Hong Kong Limited (Hong Kong)
   FileNET Iberia, S.L. (Spain)
   FileNET Italy, S.R.L. (Italy)
   FileNET Japan (Japan)
   FileNET Limited (United Kingdom)
   FileNET Poland Sp.zo.o (Poland)
   FileNET (Proprietary) Limited (South Africa)
   FileNET Sweden AB (Sweden)
   Hankook FileNET Corporation (Korea)

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement  Nos. 33-90454,  33-96076,  33-80899,  333-02194,
333-09075,  333-34031,  333-66997,  333-89983,  333-43254, 333-43254, 333-59274, and 333-71598 of FileNET Corporation on
Form S-8 of our reports dated  January 28,  2002,  appearing in this Annual  Report on Form 10-K of FileNET  Corporation for the fiscal year ended December 31, 2001.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
March 28, 2002