Form 10-Q
period 2002-03-31
FILENET CORP
filed 2002-05-14
CIK 706015

==================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2002

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
          (Address of principal executive offices) (Zip code)

                            (714) 327-3400
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

As of May 13, 2002,  there were  35,602,848  shares of the  Registrant's  common stock outstanding.

==================================================================================

                               FILENET CORPORATION
                                      Index

                                                                           Page
                                                                         Number

PART I.            FINANCIAL INFORMATION.....................................3

Item 1.            Consolidated Financial Statements.........................3

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations   ...................11

Item 3.            Quantitative and Qualitative Disclosures about...........21
                   Market Risk

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                             FILENET CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share amounts)

                                                                    March 31,         December 31,
                                                                      2002                2001
                                                                  (Unaudited)
    ASSETS
    Current assets:
      Cash and cash equivalents                                 $   117,499        $    107,502
      Short-term investments                                         66,097              64,660
      Accounts receivable, net                                       39,915              36,909
      Inventories, net                                                2,740               2,993
      Prepaid expenses and other current assets                      11,998               9,521
      Deferred income taxes                                           2,779               2,779
      Total current assets                                          241,028             224,364

    Property, net                                                    41,319              44,206
    Goodwill, net                                                    10,091              10,135
    Deferred income taxes                                            21,491              21,445
    Other assets                                                      3,874               1,489

        Total assets                                            $   317,803        $    301,639

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                          $     9,026        $      8,282
      Customer deposits                                               4,787               4,848
      Accrued compensation and benefits                              20,377              17,804
      Unearned maintenance revenue                                   46,007              30,996
      Income taxes payable                                            3,956               3,999
      Other accrued liabilities                                      11,330              13,685
      Total current liabilities                                      95,483              79,614

    Other liabilities and unearned maintenance revenue                4,535               6,200
    Commitments and contingencies (Note 6)

    Stockholders' equity:
      Preferred stock - $.10 par value; 7,000,000 shares
        authorized; none issued and outstanding                           -                   -
      Common stock - $.01 par value; 100,000,000 shares
        authorized; 36,501,943 shares issued and
        35,403,943 shares outstanding at March 31, 2002;
        and 36,389,682
        shares issued and 35,291,682 shares outstanding at
        December 31, 2001                                           200,607             199,526
      Retained earnings                                              46,270              44,906
      Accumulated other comprehensive loss                          (14,525)            (14,040)
                                                                    232,352             230,392
      Treasury stock, at cost; 1,098,000 shares                     (14,567)            (14,567)
      Total stockholders' equity                                    217,785             215,825

        Total liabilities and stockholders' equity             $    317,803         $   301,639

See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                    Three Months Ended March 31,
                                                       2002              2001
                                                   (Unaudited)       (Unaudited)
    Revenue:
      Software                                    $   31,240        $   32,743
      Customer Support                                36,563            29,139
      Professional services and education             15,836            17,227
      Hardware                                         2,602             5,385
      Total revenue                                   86,241            84,494

    Cost of revenue:
      Software                                         2,081             2,040
      Customer support                                10,088            11,985
      Professional services and education             13,455            16,992
      Hardware                                         1,925             3,531
      Total cost of revenue                           27,549            34,548

        Gross Profit                                  58,692            49,946

    Operating expenses:
      Research and development                        17,305            16,088
      Selling, general and administrative             40,477            43,159
      Total operating expenses                        57,782            59,247

    Operating income (loss)                              910            (9,301)

    Other income, net                                    908             1,670

    Income (loss) before income taxes                  1,818            (7,631)

    Provision (benefit) for income taxes                 454            (2,060)

    Net income (loss)                            $     1,364       $    (5,571)

    Earnings (loss) per share:
      Basic                                      $      0.04       $     (0.16)
      Diluted                                    $      0.04       $     (0.16)

    Weighted average shares outstanding:
      Basic                                           35,362            34,998
      Diluted                                         37,224            34,998

    See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)

                                                         Three Months Ended March 31,
                                                             2002             2001
                                                        (Unaudited)      (Unaudited)

   Net income (loss)                                    $   1,364       $    5,571)
   Other comprehensive income (loss):
     Foreign currency translation adjustments1               (410)          (3,189)
   Unrealized gains on securities:
      Unrealized holding gains2                               (75)              17
   Total other comprehensive income (loss)                   (485)          (3,172)
   Comprehensive income (loss)                          $     879       $   (8,743)

1 net of tax effect of  $ (273) and tax effect of $ (2,126) for the three months ended March 31, 2002 and 2001, respectively
2 net of tax effect of $(50) and $11 for the  three months ended  March 31, 2002 and 2001, respectively

  See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                               Three Months Ended March 31,
                                                                                  2002                2001
                                                                            (unaudited)         (unaudited)
     Cash flows from operating activities:
     Net income (loss)                                                      $    1,364         $   (5,571)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                           5,398              5,980
         Loss on sale of fixed assets                                               14                  -
         Provision for doubtful accounts                                           278                199
         Deferred income taxes                                                     (46)               (75)
         Changes in operating assets and liabilities:
           Accounts receivable                                                  (3,448)            20,697
           Inventories                                                             253                535
           Prepaid expenses and other current assets                            (2,504)            (2,813)
           Accounts payable                                                        778             (6,838)
           Accrued compensation and benefits                                     2,617             (3,820)
           Customer deposits and advances                                          (56)             6,217
           Unearned maintenance revenue                                         13,378             10,754
           Income taxes payable                                                    (52)            (4,133)
           Other                                                                (3,370)             1,973
     Net cash provided by operating activities                                  14,604             23,105

     Cash flows from investing activities:
     Capital expenditures                                                       (2,566)            (7,156)
     Proceeds from sale of property                                                  6                 53
     Purchases of marketable securities                                        (21,318)           (32,261)
     Proceeds from sales and maturities of marketable securities                18,900             22,403
     Net cash used in investing activities                                      (4,978)           (16,961)

     Cash flows from financing activities:

     Proceeds from issuance of common stock                                      1,081              3,222
     Principal payments on capital lease obligations                              (423)                 -
     Net cash provided by financing activities                                     658              3,222

    Effect of exchange rate changes on cash and cash equivalents                  (287)            (1,611)

     Net increase in cash and cash equivalents                                   9,997              7,755
     Cash and cash equivalents, beginning of year                              107,502            101,497
     Cash and cash equivalents, end of period                              $   117,499       $    109,252

     Supplemental cash flow information:
     Interest paid                                                         $        28       $         10
     Income taxes paid                                                     $       548       $      2,084

     See accompanying notes to consolidated financial statements.

                               FILENET CORPORATION
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying  unaudited interim  consolidated  financial  statements of
     FileNET  Corporation  (the "Company")  reflect  adjustments  (consisting of normal  recurring  adjustments)  necessary to present  fairly the financial position of the Company at March 31, 2002,  the results of its  operations, and its  comprehensive  operations  and its cash flows for the three months ended  March  31,  2002 and 2001,  respectively.  Certain  information  and footnote  disclosures  normally included in financial  statements have been condensed or omitted  pursuant to rules and  regulations  of the Securities and Exchange  Commission  ("SEC"),  although the Company  believes that the disclosures in the consolidated financial statements are adequate to ensure the information presented is not misleading.  These consolidated  financial statements  should be read in conjunction with the  consolidated  financial statements and notes thereto,  and Management's  Discussion and Analysis of
     Financial  Condition and Results of  Operations  contained in the Company's
     Annual  Report on Form 10-K for the fiscal  year ended  December  31,  2001 filed with the SEC on March 28,  2002.  The results of  operations  for the interim periods are not necessarily indicative of the operating results for the year.

     Certain  reclassifications  have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statement of Financial  Accounting  Standards ("SFAS") No. 133, "Accounting
     for  Derivative  Instruments  and  Hedging  Activities."  SFAS No.  133, as
     amended,  is effective for fiscal years beginning after June 15, 2000. SFAS
     133,  as  amended,  established  accounting  and  reporting  standards  for derivative instruments including certain derivative instruments embedded in other contracts that were not formerly  considered  derivatives and now may meet the definition of a derivative.  Additionally,  this standard requires all  derivatives  to be reported on the  balance  sheet at fair value.  For derivatives  that are  fair  value  hedges,  changes  in the fair  value of derivatives  are offset by the  change in fair value of the hedged  assets, liabilities,  or  firm  commitments.  The  Company  adopted  this  standard effective  January  1, 2001 with no  significant  effect to the  results of operations, financial position, or cash flows.

     In July 2001, the FASB issued SFAS No. 141, "Business  Combinations," which was effective  immediately.  SFAS No. 141 requires that the purchase method of accounting be used for all business  combinations  initiated  after June
     30, 2001 and it eliminated the pooling-of-interests method. The adoption of
     this  standard  did  not  have  a  significant   impact  on  the  Company's
     consolidated financial statements.  The April 2002 acquisition (see Note 7,
     Subsequent   Events)  will  be  accounted  for  in  compliance   with  this
     pronouncement.

     In July 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets," which the Company  adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer  be  amortized,  but  instead  be  tested  for  impairment  at least annually.  The Company no longer  amortizes  goodwill and  indefinite  life intangible  assets but will evaluate  their carrying value during the first quarter of each year or when events or  circumstances  indicate  that their carrying  value  may be  impaired.  Assembled  workforce  was  recorded  as goodwill as of January 1, 2002. The Company ceased  amortizing the goodwill balance of $10.1  million as of the  beginning of fiscal 2002. As a result, in the first quarter of 2002,  the Company did not recognize  approximately
     $777,000 of goodwill  amortization expense that was recognized in the first quarter of 2001.  The  Company is required  to  complete  the initial  step within six months of adoption of FASB No. 142.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or
     Disposal  of  Long-Lived   Assets."  This  statement   addresses  financial
     accounting  and reporting for the  impairment of long-lived  assets and for the disposal of long-lived assets and discontinued operations. SFAS No. 144 superseded  SFAS No. 121,  "Accounting  for the  Impairment  of  Long-Lived
     Assets and for  Long-Lived  Assets to be Disposed Of," and is effective for fiscal  years  beginning  after  December  15,  2001.  The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

     In November 2001, the FASB  announced  Emerging  Issues Task Force ("EITF")
     Topic No.  D-103,  "Income  Statement  Characterization  of  Reimbursements
     Received for Out-of-Pocket  Expense  Incurred",  which should be applied in financial  reporting  periods  beginning  after December 15, 2001. The EITF
     requires   companies   to   characterize    reimbursements   received   for
     out-of-pocket   expenses  as  revenues  in  the  statement  of  operations.
     Historically,   the  Company  has  netted   reimbursements   received   for
     out-of-pocket  expenses  against the related  expenses in the  statement of
     operations.   Application  of  this  EITF  requires  comparative  financial statements for prior periods be  reclassified  to comply with the guidance.
     The Company  adopted  this EITF as of January 1, 2002 and has  reclassified its prior  period  consolidated  financial  statements  to  conform  to the current  presentation;  resulting  in an  increase  in revenue  and cost of
     $362,000  and  $524,000 for the three months ended March 31, 2002 and 2001, respectively.  The adoption of this EITF did not have a material  effect on total revenues or gross margin percentages as it increases both revenue and cost of revenue and has no impact on results of operations.

3.   GOODWILL

Goodwill is no longer  amortized in accordance  with provisions of SFAS 142. The changes in the carrying  amount of goodwill  during the three months ended March
31, 2002, are as follows (in thousands):

                Balance as of December 31, 2001      $   10,135
                Foreign currency fluctuation                (44)
                Balance as of March 31, 2002         $   10,091

Summarized  below are the effects on net income  (loss) per share  data,  if the
Company had followed  the  amortization  provisions  of SFAS 142 for all periods presented (in thousands, except per share amounts):

                                                                       Three Months Ended
                                                                            March 31,
                                                                      2002            2001
  Net income (loss):
     As reported                                                  $   1,364        $  (5,571)
     Add:  goodwill amortization, net of taxes                            -              567

        Adjusted net income (loss)                                $   1,364        $  (5,004)

  Basic net income (loss) per share:
     As reported                                                  $    0.04        $   (0.16)
     Add:  goodwill amortization, net of taxes                            -        $    0.02

        Adjusted basic net income (loss) per share                $    0.04            (0.14)

  Diluted net income (loss) per share:
     As reported                                                  $    0.04        $   (0.16)
     Add:  goodwill amortization, net of taxes                            -        $    0.02

        Adjusted diluted net income (loss) per share              $    0.04        $   (0.14)

4.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed by dividing net income (loss)
     for the period by the weighted average number of common shares  outstanding during the period.  Diluted  earnings per share is computed by dividing net income by the weighted  average  number of common  shares plus the dilutive effect of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury stock method.  The dilutive loss per share excludes these adjustments, as the impact would be anitidilutive. The following  table sets forth the  computation of basic and diluted  earnings
     (loss) per share for the three months ended March 31, 2002 and 2001:

     (In thousands, except per share amounts)     Three months ended March 31,
                                                      2002            2001

          Net income (loss)                       $    1,364     $    (5,571)

           Shares used in computing
             basic earnings (loss) per share
                                                      35,362          34,998
          Dilutive effect of stock options             1,862               -
          Shares used in computing
            diluted earnings (loss) per share         37,224          34,998
          Earnings (loss) per basic share        $      0.04     $     (0.16)
          Earnings (loss) per diluted share      $      0.04     $     (0.16)

5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     In June  1997,  the FASB  issued  SFAS No.  130,  "Reporting  Comprehensive
     Income." SFAS No. 130 requires  enterprises to report  comprehensive income and its components in general-purpose  financial  statements.  SFAS No. 130 was effective for the Company beginning January 1, 1998.  Accordingly,  the
     Company has prepared  Statements of Comprehensive  Operations for the three months ended March 31, 2002.  Accumulated  other  comprehensive  loss as of
     March 31, 2002 is comprised of the following:

                                  Foreign Currency        Unrealized         Accumulated Other
                                    Translation            Holding             Comprehensive
 (In thousands)                      Adjustment         Gains (Losses)              Loss

  Balance, December 31, 2001        $    (14,079)      $           39         $    (14,040)
  Current period changes                    (410)                 (75)                (485)
  Balance March 31, 2002            $    (14,489)      $          (36)        $    (14,525)

6.   OPERATING SEGMENT DATA

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

     The Company's  reportable  operating  segments include Software,  Hardware,
     Customer  Support,  and Professional  Services and Education.  The Software

     operating  segment  develops  and  markets the  Company's  line of Business
     Process  Management  solutions for the  Enterprise  Content  Management and
     Collaborative Commerce markets. The Hardware operating segment manufactures and markets the Company's  line of Optical  Storage And Retrieval  ("OSAR")
     libraries.  The Customer  Support segment provides  after-sale  support for software,  as well as providing software upgrades pursuant to the Company's right to new versions  program.  The  Professional  Services and  Education segment provides fee-based implementation and technical services related to the Company's software products and also provides training.

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

     Operating  segments data for the three months ended March 31, 2002 and 2001 are as follows:

                                                        Three months ended
                                                             March 31,
    In thousands                                      2002              2001

   Software
     Revenue                                   $     31,240       $    32,743
     Operating income (loss)                        (12,425)          (14,693)

   Customer Support
     Revenue                                   $     36,563       $    29,139
     Operating income                                13,665             8,083

   Professional Services and Education
     Revenue                                   $     15,836       $    17,227
     Operating income (loss)                           (445)           (2,630)

   Hardware
     Revenue                                   $      2,602       $     5,385
     Operating income (loss)                            115               (61)

   Total
     Revenue                                   $     86,241       $    84,494
     Operating income (loss)                            910            (9,301)

7.   LEGAL PROCEEDINGS

     In the normal  course of  business,  the  Company  is  subject to  ordinary routine  litigation  incidental to the business.  While the results of this litigation  cannot be predicted with certainty,  the Company  believes that the final  outcome  of these  matters  will not have a  materially  adverse effect on its consolidated results of operations or financial condition.

8.   SUBSEQUENT EVENTS

     On April 2, 2002, the Company  acquired  certain assets and assumed certain liabilities  of eGrail,  Inc.,  a web  content  management  company,  for a purchase  price of $9.0 million in cash. In  accordance  with SFAS No. 141,
     "Business  Combinations," the purchase method of accounting will be used to record this  acquisition.  The Company is in the  process of  obtaining  an independent  appraisal  of the fair value of the  tangible  and  intangible assets  acquired in order to allocate the purchase price in accordance with
     FASB NO.141. Further disclosure at this time is not practical.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations

This Quarterly Report on Form 10-Q contains  forward-looking  statements  within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E
of the  Securities  Exchange  Act of 1934,  as amended  and  Section  27A of the
Securities Act of 1933, as amended,  and is subject to the safe harbors  created by those sections.  These forward-looking  statements are subject to a number of risks and  uncertainties,  including those discussed in "Factors That May Affect
Future Results" below and in the notes to our consolidated  financial statements for the year ended  December  31, 2001.  The actual  results that we achieve may
differ   materially   from  any   forward-looking   statements,   which  reflect
management's  opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors described below and in other  documents we file from time to time with the  Securities  and Exchange
Commission,  including  our Annual Report on Form 10-K for the fiscal year ended
December 31, 2001.

Overview

FileNET  Corporation  develops,  markets,  implements  and  services  Enterprise
Content  Management  ("ECM"),   Collaborative   Commerce  and  Business  Process
Management  software  products and  eBusiness  applications  and  solutions  for selected vertical markets. Our ECM and collaborative  commerce software products enable  organizations  to improve  operational  efficiency  and  leverage  their content  resources  through the delivery of  efficient,  flexible,  and scalable
eBusiness process management solutions. By linking customers, business partners, suppliers,  and employees,  our software solutions help  organizations  increase productivity,  customer  satisfaction,  and revenue.  We also offer professional services and training for the  implementation  of these software  solutions,  as well as 24 hours a day, seven days a week technical  support and services to our customers on a global basis.

Significant Accounting Practices

We prepare the consolidated  financial  statements of FileNET in conformity with accounting  principles  generally accepted in the United States of America.  The consolidated  financial  statements include our accounts and the accounts of our wholly owned subsidiaries.  All intercompany balances and transactions have been
eliminated.   The  preparation  of  financial   statements  in  conformity  with
accounting  principles  generally  accepted  in the  United  States  of  America requires  management to make estimates and assumptions  that affect the reported amounts of assets and  liabilities  at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  The significant  accounting  policies we believe  are most  critical to aid in fully
understanding  and  evaluating  our  reported   financial  results  include  the
following:

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
We  recognize  other  revenue  at the time of  product  delivery  and accrue any remaining  costs,  including  vendor  obligations.  Revenue  from  post-contract customer  support is recognized  ratably over the term of the contract.  Revenue from  professional  services is  recognized  as such  services are delivered and accepted by the customer.  Based on historical  experience,  we maintain a sales return  allowance  for the  estimated  amount of potential  returns.  While such returns  have  historically  been  minimal  and within our  expectations  of the allowances established,  we cannot guarantee that we will continue to experience the same return rates that we have in the past.

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
"Accounting  for  Impairment or Disposal of Long-Lived  Assets." This  statement addresses  financial  accounting  and reporting for the impairment of long-lived assets and for the disposal of long-lived  assets.  SFAS No. 144 superseded SFAS
No. 121, and is effective for fiscal years beginning after December 15, 2001. We evaluate the carrying  value of intangible  assets for impairment of value based on undiscounted  future cash flows,  which are subject to change.  While we have not  experienced  impairment of intangible  assets in prior  periods,  we cannot guarantee that there will not be impairment in the future.

Research and Development Costs. We  expense  research  and development  costs as incurred.  No amounts are required to be capitalized in accordance with SFAS No.
86,  "Accounting  for the Costs of  Computer  Software  to be Sold,  Leased,  or
Otherwise   Marketed,"   because  our   software  is   substantially   completed
concurrently with the establishment of technological feasibility.

Results of Operations

The  following  table sets forth certain  consolidated  statements of operations data as a percentage of total revenue for the periods indicated:

                                                      Three months ended
                                                           March 31,
                                                       2002           2001
   Revenue:
      Software                                        36.2%          38.7%
      Customer support                                42.4            34.5
      Professional services and education             18.4            20.4
      Hardware                                         3.0             6.4
   Total Revenue                                     100.0           100.0

   Cost of revenue:
      Software                                         2.4             2.4
      Customer support                                11.7            14.2
      Professional services and education             15.6            20.1
      Hardware                                         2.2             4.2
         Total cost of revenue                        31.9            40.9

   Gross Profit                                       68.1            59.1

   Operating expenses
   Research and development                           20.1            19.0
   Selling, general and administrative                46.9            51.1
         Total operating expenses                     67.0            70.1

   Operating income (loss)                             1.1           (11.0)
   Other income, net                                   1.1             2.0
   Net income (loss) before tax                        2.2%          (9.0)%

Revenue

Total  revenue  was $86.2  million  for the three  months  ended  March 31, 2002
compared  to  $84.5   million  for  the  three  months  ended  March  31,  2001, representing  an increase of $1.7 million,  or 2%. The increase in total revenue was primarily  attributable  to an increase in service  revenue  offset by lower software and hardware revenue as more fully discussed below.

Software  revenue  consists of fees earned from the  licensing  of our  software products to customers.  Software  revenue  decreased by 5%, or $1.5 million,  to
$31.2  million for the three months ended March 31, 2002 from $32.7  million for the three months ended March 31, 2001.  Software  revenue  represented  36.2% of total  revenue for the three months  ended March 31, 2002  compared to 38.7% for the comparable period of 2001. The decrease in software revenue is primarily due to the  significant  global  economic  slowdown  in the  technology  sector that continues to negatively  affect the size and amount of customer  orders.  Due to these  continued  economic  difficulties  in the technology  sector,  we are not currently able to assess the likely trend of software revenue in future periods.

Customer  support  revenue   consists  of  revenue  from  software   maintenance
contracts,  "fee for service" revenues and the sale of spare parts and supplies.
Customer support revenue increased by 26%, or $7.5 million, to $36.6 million for the three  months  ended March 31, 2002 from $29.1  million for the three months ended  March 31,  2001.  Customer  support  revenue  represented  42.4% of total revenue for the three  months  ended  March 31,  2002  compared to 34.5% for the comparable  period  of 2001.  The  increase  in  customer  support  revenue  was primarily  due to the  growth  in our  base of  customers  who  receive  ongoing maintenance as a result of new customer  sales and sales of additional  products to our  installed  base along with a high rate of renewal on the existing  base.
However,  a prolonged economic  slowdown,  which reduces software revenue,  will result  in a  decrease  in the  growth  rate of  customer  support  revenue  and potentially a decrease in the amount of this revenue.

Professional   services  and  education  revenue  is  generated  primarily  from consulting  and  implementation  services  provided to end users of our software products,  technical  consulting services provided to our resellers and training services.  Professional  services are generally performed on a time and material basis.  Professional  services and  education  revenue  decreased by 8%, or $1.4 million,  to $15.8  million for the three months ended March 31, 2002 from $17.2 million for the three  months ended March 31,  2001.  Professional  services and education revenue  represented 18.4% of total revenue for the three months ended
March 31, 2002 compared to 20.4% for the comparable period in 2001. The decrease in professional  services and education revenue was primarily a direct result of decreased  software  revenue in 2001 and the first  quarter of 2002. A prolonged economic slowdown,  which affects software revenue, will most likely continue to have a negative impact on professional services and education revenue.

Hardware revenue is generated primarily from the sale of 12-inch Optical Storage and Retrieval  ("OSAR")  libraries.  Hardware revenue  decreased by 52%, or $2.8 million,  to $2.6  million for the three  months  ended March 31, 2002 from $5.4 million for the three months ended March 31, 2001.  Hardware revenue represented
3.0% of total revenue for the three months ended March 31, 2002 compared to 6.4%
for the comparable period of 2001.  Hardware is not a strategic focus for us and we expect hardware revenue to remain flat in the near future.

International  revenue accounted for 27% of total revenue,  or $23.1 million for the  three  months  ended  March  31,  2002 and 31% of total  revenue,  or $26.5 million, for the three months ended March 31, 2001. This decrease is primarily a result of a significant  reduction in the amount and size of customer  orders in
Europe due to a major  slowdown in IT spending.  For the  foreseeable  future we anticipate international revenues will show small sequential growth quarter over quarter.

Cost of Revenue

Total cost of revenue  decreased  to $27.5  million for the three  months  ended
March 31, 2002 from $34.5  million for the three  months  ended March 31,  2001, representing a decrease of $7.0 million,  or 20%. This decrease is primarily due to decreases  in the cost of customer  support  revenue as discussed  more fully below.

Cost of software revenue includes royalties paid to third parties,  media costs, and the cost to  manufacture  and  distribute  software.  The  cost of  software revenue  increased  by 5% to $2.1  million for the three  months ended March 31,
2002 from $2.0 million for the three  months ended March 31, 2001.  These costs, essentially  comparable for these periods,  represented 7% and 6% of the related
software   revenue  for  the  three  months  ended  March  31,  2002  and  2001, respectively.  We anticipate increased use of third party software products that will  result in cost of  software  revenue as a percent of  software  revenue to increase in future periods.

Cost of customer support revenue  includes costs of customer support  personnel, cost of  supplies  and  spare  parts,  and  the  cost  of  third-party  hardware maintenance.  The cost of customer  support  revenue  decreased  by 16% to $10.1 million for the three  months  ended  March 31, 2002 from $12.0  million for the three months ended March 31, 2001.  These costs  represented  28% and 41% of the related  customer  support revenue for the three months ended March 31, 2002 and
2001,  respectively.  The decrease in absolute dollars is primarily attributable to a  reduction  in the  number of  personnel  and lower  variable  compensation expense as a consequence  of a reduction in workforce in 2001. The decrease as a percentage  of customer  support  revenue is primarily  attributable  to process changes that allowed  growth in the customer  base,  which  generated  increased revenue without a proportional increase in support personnel and cost.

Cost of professional  services and education revenue consists primarily of costs
of  professional  services  personnel,   training  personnel,   and  third-party
contractors.  The cost of professional  services and education revenue decreased by 21% to $13.4  million  for the three  months  ended March 31, 2002 from $17.0 million for the three months ended March 31, 2001.  These costs  represented 85%
and 99% of the related professional services and education revenue for the three months ended March 31, 2002 and 2001,  respectively.  The decrease was primarily attributable  to  higher  utilization  of  internal  resources  resulting  in  a reduction  in the  use  of  higher-cost  third  party  independent  consultants.
However, we expect professional  services and education costs as a percentage of professional  services  and  education  revenue  to vary  from  period to period depending on the  utilization  rates of internal  resources  and the mix between internal and external service providers.

Cost of hardware  revenue  includes the cost of assembling and  distributing our
OSAR library products, the cost of hardware integration personnel,  and warranty costs.  The cost of hardware  revenue  decreased  by 46% to $1.9 million for the three  months  ended March 31, 2002 from $3.5 million for the three months ended
March 31,  2001.  These costs  represented  73% and 66% of the related  hardware revenue for the three  months ended March 31, 2002 and 2001,  respectively.  The decrease in absolute dollars is directly related to the decrease in revenue. The increase in cost of hardware  revenue as a  percentage  of hardware  revenue was primarily due to unabsorbed fixed costs.

Operating Expenses

Research and  development  expense  primarily  consists of costs of personnel to support product development. Research and development expense increased by 8% to
$17.3  million for the three months ended March 31, 2002 from $16.1  million for the three months ended March 31, 2001, and represented  20.1% and 19.0% of total revenue for these respective periods.  These increases in the three-month period ended March 31, 2002 over the  comparable  period in 2001 were  primarily due to compensation  and benefit expense  increases as a result of headcount  increases and planned salary increases.  Our research and development  efforts are focused on developing our Enterprise Content Management capabilities. These efforts will focus on improvements in Business  Process  Management,  Content  Management and
associated  applications to provide a richer competitive product offering to our customers.  We  intend to  compliment  internal  development  with  third  party
software   through  OEM  agreements  and  may  include   additional   technology
acquisitions.  In addition,  expenses related to development,  documentation and courseware  for Acenza  applications  increased as we continued to  aggressively develop these products.

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

Selling,  general and  administrative  expense  consists  primarily of salaries, benefits,  sales  commissions  and other  expenses  related  to the  direct  and in-direct  sales force;  various  marketing  expenses;  the cost of other market development  programs;  personnel  costs for  finance,  information  technology, legal,  human  resources  and  general  management;  and  the  cost  of  outside professional services.  Selling, general and administrative expense decreased by
6% to $40.5 million for the three months ended March 31, 2002 from $43.2 million for the three months ended March 31, 2001,  and  represented  46.9% and 51.1% of total revenues for these respective periods.  These decreases were primarily due to a  reduction  in  recruitment  and  training  expense of  approximately  $1.0 million,  decreased co-op expense, headcount reductions during 2001 resulting in overall  reduced  personnel  costs  in the  first  quarter  of 2002,  and  other cost-savings measures. We expect selling, general and administrative expenses to continue at the current level for the near future.

Amortization of Goodwill

In connection  with our  acquisition of certain assets from API on May 18, 2000, the  purchase  price  amount  allocated  to goodwill of $14.6  million was being amortized  over a useful life of five years and assembled  workforce of $386,000 was being amortized over a useful life of three years.  These amortization costs were  recorded  in  selling,  general  and  administrative  expense.  We  ceased amortizing  goodwill and  assembled  workforce as of the  beginning of the first quarter of 2002 in compliance with SFAS No. 142 which compares to  approximately
$777,000 of  amortization  expense that was  recognized  in the first quarter of
2001. Assembled workforce was recorded as goodwill effective January 1, 2002. We will  evaluate the carrying  value of goodwill in the first quarter of each year or when  events or  circumstances  indicate  that  their  carrying  value may be impaired. The Company is required to complete the initial step within six months of adoption of FASB No. 142

Other Income, Net

Other income,  net consists  primarily of interest income earned on our cash and cash  equivalents,  short and long-term  investments,  and other items including foreign exchange gains and losses,  the gain (loss) on sale of fixed assets, and interest expense.  Other income, net was $0.9 million for the three months ended
March 31,  2002  compared  to other  income,  net of $1.7  million for the three months ended March 31, 2001.  The decrease in other  income,  net is a result of decreased  interest income due to lower overall  interest rates.  While cash and short-term  investment  balances  increased $27.9 million from March 31, 2001 to
March 31, 2002, interest rates have declined significantly.

Income Taxes

Our combined federal,  state and foreign annual effective tax rate for the three months ended March 31, 2002 is 25% compared to 27% for the comparable  period in
2001.  FileNET  management will continue weighing various factors throughout the year to assess the  recoverability  of its recorded deferred assets and the need for  any  valuation  allowance  against  such  amounts.  Any  adjustment  to the valuation allowance could affect the effective tax rate in subsequent quarters.

Liquidity and Capital Resources

At March 31, 2002,  combined cash,  cash  equivalents  and  investments  totaled
$183.6  million,  an increase of $11.4  million from  December  31,  2001.  Cash provided by  operating  activities  during the three months ended March 31, 2002 totaled $14.6  million and resulted  primarily  from a  significant  increase in unearned  maintenance  revenue  related to prepaid  maintenance  contracts,  net income and additions to net income for  depreciation  and  amortization  expense offset by  decreases  in accounts  payable and an increase in prepaid  expenses.
Cash used by  investing  activities  totaled  $5.0  million  and was a result of capital expenditures of $2.6 million and net purchases of marketable  securities of $2.4 million.  Cash provided by financing activities totaled $0.7 million and was a result of proceeds  received  from the exercise of employee  stock options and stock purchases under the employee stock purchase plan offset by payments on capital lease obligations.

Accounts  receivable  increased  to $39.9  million at March 31,  2002 from $36.9 million at December 31, 2001. This increase is primarily a result of higher days sales outstanding in the first quarter of 2002 compared to the fourth quarter of
2001.  Current  liabilities  increased  to $95.5  million at March 31, 2002 from
$79.6  million at December 31,  2001.  The  increase in current  liabilities  is primarily a result of a significant increase in unearned maintenance revenue.

We have a $ 5,000,000  multi-currency  revolving line of credit  available until
June 28, 2002.  Borrowings under the arrangement are unsecured and bear interest at one hundred and twenty basis points over the London Interbank Offered Rate. A commitment  fee of  twenty-five  basis  points is  assessed  against any undrawn amounts.  There were no borrowings outstanding at March 31, 2002. We are subject to certain financial  covenants under this line of credit. As of March 31, 2002, we were in compliance with our financial covenants.

We anticipate that our present cash balances together with internally  generated funds and credit  lines  will be  sufficient  to meet our  working  capital  and capital expenditure needs for at least the next twelve months.

Other Financial Instruments

We enter into forward foreign exchange  contracts as a hedge against the effects of  fluctuating  currency  exchange  rates on  monetary  assets and  liabilities denominated  in currencies  other than the  functional  currency of the relevant entity.  We are exposed to market risk on the forward  exchange  contracts  as a result of changes in foreign exchange rates;  however, the market risk should be offset by changes in the valuation of the underlying exposures. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation,  are recognized in the  consolidated  statement of operations.  These contracts  mature every three months  at the end of each  quarter.  We open new  hedge  contracts  on the last business  day of each  quarter  that  will  mature  at the end of the  following quarter. The counterparties to these contracts are major financial institutions.
We use  commercial  rating  agencies  to  evaluate  the  credit  quality  of the counterparties and do not anticipate nonperformance by any counterparties. We do not anticipate a material loss resulting from any credit risks related to any of these institutions.

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
Additionally, this standard requires us to record all derivatives to be reported on the balance sheet at fair value.  For derivatives that are fair value hedges, changes in the fair value of derivatives  are offset by the change in fair value of the hedged assets, liabilities, or firm commitments. We adopted this standard effective January 1, 2001 and it has had no significant effect on our results of operations, financial position, or cash flows.

In July 2001, the FASB issued SFAS No. 141, "Business  Combinations,"  which was effective  immediately.  SFAS No.  141  requires  that the  purchase  method  of accounting be used for all business  combinations  initiated after June 30, 2001 and it eliminated the pooling-of-interests method. The adoption of this standard did not have a significant impact on our consolidated financial statements.  The
April 2002 acquisition (see Note 7, Subsequent  Events) will be accounted for in compliance with this pronouncement.

In July 2001,  the FASB  issued  SFAS No. 142,  "Goodwill  and Other  Intangible
Assets," which we adopted  January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least  annually.  We no longer  amortize goodwill and indefinite life intangible  assets but will evaluate their carrying value  during  the first  quarter of each year or when  events or  circumstances indicate  that their  carrying  value may be impaired.  Assembled  workforce was recorded as goodwill as of January 1, 2002.  We ceased  amortizing  the goodwill balance of $10.1 million as of the beginning of fiscal 2002. As a result, in the first quarter of 2002, we did not recognize  approximately  $777,000 of goodwill amortization  expense  that was  recognized  in the first  quarter of 2001.  The
Company is required to complete  the initial  step within six nonths of adoption of FASB No. 142.

In August 2001,  the FASB issued SFAS No. 144,  "Accounting  for  Impairment  or
Disposal of Long-Lived Assets." This statement  addresses  financial  accounting and  reporting for the  impairment of long-lived  assets and for the disposal of long-lived assets and discontinued operations.  SFAS No. 144 superseded SFAS No.
121,  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived
Assets to be Disposed  Of," and is effective  for fiscal years  beginning  after
December 15, 2001. The adoption of this standard did not have a material  impact on our financial position and results of operations.

In November 2001, the FASB announced  Emerging  Issues Task Force ("EITF") Topic
No. D-103,  "Income Statement  Characterization  of Reimbursements  Received for
Out-of-Pocket Expense Incurred",  which should be applied in financial reporting periods  beginning  after  December 15,  2001.  The EITF  requires  companies to characterize  reimbursements  received for out-of-pocket expenses as revenues in the  statement  of  operations.  Historically,  we  have  netted  reimbursements received  for  out-of-pocket  expenses  against  the  related  expenses  in  the statement of operations. Application of this EITF requires comparative financial statements  for prior periods be  reclassified  to comply with the guidance.  We adopted this EITF as of January 1, 2002 and have reclassified prior consolidated financial  statements  to conform to the current  presentation;  resulting in an increase in revenue and cost of $362,000 and $524,000 for the three months ended
March 31, 2002 and 2001, respectively.  The adoption of this EITF did not have a material  effect  on  total  revenues  or the  gross  margin  percentages  as it increases  both  revenues  and cost of revenues  and has no impact on results of operations.

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

Our  quarterly  operating  results may  fluctuate in future  periods and are not predictable.  Prior growth rates in our revenue and operating results should not necessarily be considered  indicative of future growth or operating results. Our operating  results  have  fluctuated  in the past and we  anticipate  our future operating results will continue to fluctuate due to many factors,  some of which are largely beyond our control.  These factors include,  but are not limited to, the following:

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

The  markets in which we operate  are highly  competitive  and we cannot be sure that we will be able to  continue to compete  effectively.  The markets we serve are  highly  competitive  and we expect  competition  to  intensify.  Our future financial  performance  will depend  primarily  on the  continued  growth of the markets for our  software  products  and services as well as the purchase of our products by customers in these markets.  If the markets we serve fail to grow or grow more slowly than we currently anticipate, our business, financial condition and operating results would be harmed.  These intensely  competitive markets are highly fragmented and rapidly changing and there are certain competitors of ours
with  substantially   greater  sales,   marketing,   development  and  financial
resources.  Our present or future  competitors  may be able to develop  software products  comparable  or superior  to those  offered by us,  offer lower  priced products  or adapt  more  quickly  than we do to new  technologies  or  evolving customer requirements.  In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current software products and innovations.  We cannot assure you that we will be able to continue to compete effectively in our target markets or that future competition will not have a material adverse effect on our business,  financial  condition or results of operations.  In addition,  current and potential competitors have established or may  establish  cooperative  relationships  among  themselves  or with  third parties to increase  the  ability of their  products to address the needs of the markets we serve. Accordingly,  it is possible that new competitors or alliances among  competitors  may emerge and rapidly  acquire  significant  market  share.
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
Collaborative  Commerce  markets.  This  strategy  may require us to develop and maintain  relations  with  technology  partners.  We may  not be  successful  in maintaining  these  relationships or in developing,  marketing and releasing new products  or  new  versions  of  our  products  that  respond  to  technological developments,  evolving industry standards or changing customer requirements. We may also  experience  difficulties  that could delay or prevent  the  successful development,  introduction  and  sale of these  products  and  enhancements.  In
addition,   these  products  and   enhancements  may  not  adequately  meet  the
requirements of the  marketplace  and may not achieve any significant  degree of
market   acceptance.   If  we  fail  to   successfully   maintain  or  establish
relationships  with technology  partners or to execute on our integrated product solution  strategy,  or if release dates of any future  products or enhancements are  delayed,  or if these  products  or  enhancements  fail to  achieve  market acceptance when released, our business operating results and financial condition could be  materially  harmed.  In the past,  we have  experienced  delays in the release  dates of  enhancements  and new  releases to our products and we cannot assure  you that we will not  experience  significant  future  delays in product introduction. From time to time, our competitors or we may announce new software products,  capabilities  or  technologies  that have the potential to replace or shorten the life cycles of our existing software products.  We cannot assure you that  announcements of currently planned or other new software products will not cause  customers to delay their  purchasing  decisions in  anticipation  of such software  products,  and such delays could have a material adverse effect on our business and operating results.

Protection of our intellectual  property and other proprietary rights is limited and there is risk of third-party claims of infringement. Our success depends, in part, on our ability to protect our proprietary  rights to the technologies used in our principal products.  We rely on a combination of copyrights,  trademarks, trade secrets,  confidentiality procedures and contractual provisions to protect our proprietary rights in our software  products.  We cannot assure you that our existing or future copyrights,  trademarks,  trade secrets or other intellectual property  rights will have  sufficient  scope or strength to provide  meaningful protection  or a  commercial  advantage  to us.  In  addition,  the laws of some foreign  countries do not protect our proprietary  rights to the same extent, as do the laws of the United  States.  Our  inability  to protect our  intellectual property may have a material adverse effect on our business, financial condition and results of operations.

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

We depend on certain  strategic  relationships  in order to license third- party products and could be at risk if we were unable to maintain these relationships.
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

We must retain and attract key executives and personnel who are essential to our business.  Our  success  depends  to a  significant  degree  upon the  continued
contributions of our key management,  as well as other marketing,  technical and operational  personnel.  The loss of the  services of one or more key  employees could have a material adverse effect on our operating  results.  We also believe our future  success  will  depend in large part upon our  ability to attract and retain  additional  highly skilled  management,  technical,  marketing,  product development and operational personnel and consultants.  There is competition for
such  personnel,   particularly   software   developers,   professional  service
consultants  and other  technical  personnel,  and pay  scales  in the  software industry have significantly  increased.  We cannot assure you that in the future we will be successful in attracting and retaining such personnel.

A  significant  percent of our  revenue is  derived  internationally  and we are subject  to many risks  internationally,  which  could put our  revenue at risk.
Historically,  we have derived  approximately  25%-30% of our total revenue from international  sales through our worldwide  network of subsidiaries  and channel partners.  International business is subject to certain risks including, but not limited to, the following:

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

We could  incur  unplanned  expenses  and  delays  could  reduce  revenue if our software contains errors.  Software and products as complex as those we sell are susceptible to errors or failures,  especially when first introduced or when new versions  are  released.  Our software  products  are often  intended for use in applications  that are  critical  to a  customer's  business.  As a result,  our customers  may rely on the  effective  performance  of our software to a greater extent than the market for software products generally. Despite internal testing and testing by current and potential customers, new products or enhancements may contain undetected errors or performance problems that are discovered only after a product  has been  installed  and used by  customers.  Errors  or  performance problems  could cause  delays in product  introduction  and  shipments  or could require design  modifications,  either of which could lead to a loss in or delay in revenue.  These problems  could cause a diversion of  development  resources, harm our reputation or result in increased service or warranty costs, or require the payment of monetary damages, any of which could harm our business, operating results and financial  condition.  While our license  agreements  with customers typically contain provisions designed to limit our exposure to potential product liability  claims,  it is possible that such limitation of liability  provisions may not be effective under the laws of certain jurisdictions.

Our stock price has been and may continue to be volatile causing fluctuations in the  market  price of our  stock.  The  trading  price of our  common  stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, among others, some of which are beyond our control:

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

Acquisitions  of  companies or  technologies  may result in  disruptions  to our business  and  diversion  of  management  attention.  As  part  of our  business strategy,  we  frequently  evaluate  strategic  acquisition  opportunities.  For example,  on April 2,  2002 we  acquired  certain  assets  and  assumed  certain liabilities of eGrail,  Inc., a web content management  company,  for a purchase price of $9.0 million in cash. We  anticipate  that our future growth may depend in part  on our  ability  to  identify  and  acquire  complementary  businesses, technologies or product lines.  Acquisitions involve significant risks and could divert  management's  attention  from the  day-to-day  operations of our ongoing business.  Additionally,  such  acquisitions  may include  numerous other risks, including, but not limited to the following:

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
The impact to net income (loss) from foreign  exchange  transactions and hedging activities is immaterial for all periods reported.  As of March 31, 2002, we had
forward  foreign   exchange   contracts   outstanding   totaling   approximately
$10,257,364 in nine  currencies.  Thes contracts are opened on the last business day of the quarter and mature within three months.

Other  comprehensive  loss reflects an increase of $485,000 for the three months ended March 31, 2002 in unrealized  losses due to foreign currency  translation.
This increase was primarily  attributable to unrealized  losses  associated with the  weakening of the euro currency  against the U.S.  dollar during these three months.

Management  believes  that  inflation  has not had a  significant  impact on the prices of our products, the cost of our materials,  or our operating results for the three months ended March 31, 2001 and 2002.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - The list of  exhibits  contained  in the  accompanying  Index to
     Exhibits is herein incorporated by reference.

(b)  No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

May 14, 2002
Date
                               By:  /s/  Sam M. Auriemma
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

  4.4*     Amendment Three dated November 30, 2001 to Rights Agreement dated as of November 4, 1988 between
           FileNET Corporation and Equiserve Trust Company, N.A., successors to BANKBOSTON, N.A. (filed as
           Exhibit 4.4 to Registrant's registration statement on form 10-K filed for the year ended
           December 31, 2001).

 10.1*     Waiver and First Amendment to Credit Agreement (Multi-currency) by and among the Registrant and
           Bank of America, N.A., formerly known as Bank of America National Trust and Savings Association,
           dated June 29, 2001, effective June 29, 2001 (filed as Exhibit 10.1 to Registrant's registration statement on form 10-K filed for the year ended December 31, 2001).

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

 10.4*+    Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum)
           between Registrant and Mr. Lee Roberts (filed as Exhibit 99.17 to Registrant's registration statement on Form S-8 filed on August 20, 1997).

 10.5*+    Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum)
           between Registrant and Mr. Ron Ercanbrack (filed as Exhibit 99.19 to Registrant's registration statement on Form S-8 filed on August 20, 1997).

 10.6*+    Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan (filed as Exhibit
           99.2 to Registrant's registration statement on Form S-8, filed on October 15, 2001; Registration
           No. 333-71598)

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
           Registration No. 333-59274).

 10.11     Asset Purchase Agreement, dated April 2, 2002 by and between 3565 Acquisition Corporation and
           eGrail, Inc.

  * Incorporated herein by reference
  + Management contract, compensatory plan or arrangement

                                                                             EXHIBIT 10.11

                                   ASSET PURCHASE AGREEMENT

                                        by and between

                                 3565 ACQUISITION CORPORATION

                                          as "Buyer"

                                              and

                                          EGRAIL INC.

                                          as "Seller"

                                      Dated: April 2, 2002

                                       TABLE OF CONTENTS

          2.7      Discharge of Indebtedness and Intercompany Accounts; Release

                                                 i

                                       TABLE OF CONTENTS
                                          (Continued)

                                                 ii

                                       EXHIBITS

                                              iii

                              ASSET PURCHASE AGREEMENT

     This Asset Purchase Agreement (this  "Agreement")  dated as of April 2, 2002 is by and between 3565 Acquisition  Corporation,  a Delaware corporation ("Buyer"), and eGrail Inc., a Delaware corporation ("Seller").

                                    RECITALS

          A.  Seller  owns  certain  assets  which it uses in the conduct of the
     Business (as defined below).

          B. Seller  desires to sell to Buyer,  and Buyer  desires to  purchase, such assets, and Buyer agrees to assume certain  liabilities related to the
     Business,  all  upon  the  terms  and  subject  to the  conditions  of this
     Agreement.

                                   AGREEMENT

     In  consideration  of the mutual  agreements set forth herein,  the parties hereto agree as follows:

                                   ARTICLE I.
                                  DEFINITIONS

     1.1  Defined Terms. As used in this Agreement:

          "Action"  means  any  action,  claim,  suit,  litigation,  proceeding, hearing,  labor dispute,  arbitral  action,  governmental  audit,  inquiry, criminal  prosecution,  investigation,  or unfair labor practice  charge or complaint.

          "Affiliate"  has the meaning set forth in the Securities  Exchange Act of 1934, as amended.

          "Ancillary Agreements" means bills of sales,  assignment of contracts, assignment of contract rights, assignment of proprietary rights, assumption of  liabilities,  escrow  agreement and the other  agreements and documents required hereunder to convey the Assets to Buyer.

          "Assets" means all of the right, title and interest of Seller and each
     Subsidiary of Seller in and to the business,  properties, assets and rights of  any  kind,  whether  tangible  or  intangible,  real  or  personal  and constituting,  or used or useful in  connection  with,  or related  to, the
     Business, including without limitation all of the right, title and interest of Seller and each Subsidiary of Seller in the following:

          (a) all accounts and notes receivable (whether current or noncurrent), refunds,  deposits,  prepayments  or prepaid  expenses  (including  without limitation any prepaid insurance premiums) of Seller and each Subsidiary of
     Seller (other than those relating to the Excluded Assets);

          (b)  all Contract Rights;

          (c)  all Real Property;

          (d)  all Improvements;

          (e)  all Fixtures and Equipment;

          (f)  all Inventory;

          (g)  all Books and Records;

          (h)  all Proprietary Rights relating to the Business;

          (i)  to the extent transferable, all Permits;

          (j)  all computers and, to the extent transferable, software;

          (k)  the insurance policies listed on Schedule 4.19;

          (l) all available supplies, sales literature,  promotional literature,
     customer,   supplier  and  distributor  lists,  art  work,  display  units, telephone and fax numbers and purchasing records related to the Business;

          (m) all rights  under or pursuant to all  warranties,  representations and guarantees  made by suppliers in connection with the Assets or services furnished to Seller or any Subsidiary of Seller  pertaining to the Business or affecting the Assets, to the extent such warranties, representations and guarantees are assignable;

          (n)  all escrow deposits of software;

          (o) all deposits and prepaid expenses of Seller and each Subsidiary of
     Seller; and

          (p) all claims, causes of action, choses in action, rights of recovery and rights of set-off of any kind, against any person or entity,  including without limitation any liens,  security interests,  pledges or other rights to payment or to enforce payment in connection  with products  delivered by
     Seller or any Subsidiary of Seller on or prior to the Closing Date.

          "Books and Records" means (a) all records and lists of Seller and each
     Subsidiary  of Seller  pertaining  primarily  to the Assets or the Business
     (including,   without   limitation,   records   and  lists  of   customers,
     distributors,  suppliers or personnel of such member relating  primarily to the Business),  (b) all product,  business and marketing  plans,  sales and promotional  literature and artwork of Seller and each Subsidiary of Seller pertaining  primarily  to, or necessary for the operation of, the Assets or the Business,  (c) all books,  ledgers,  financial  data,  files,  reports,
     product  and  design  manuals,  plans,  drawings,   technical  manuals  and
     operating records of every kind relating primarily to, or necessary for the operation  of,  the  Assets  or the  Business  maintained  by Seller or any
     Subsidiary

     of Seller and (d) telephone and fax numbers used primarily by Seller or any
     Subsidiary  of Seller in the Business,  in each case whether  maintained as hard copy, an electronic copy or stored in computer memory.

          "Business"  means  all  activities  associated  with  the web  content management business of Seller and any Subsidiary of Seller.

          "Closing Date" means the date hereof.

          "Closing  Time"  means  the day and time at which the  Closing  occurs pursuant to the terms of this Agreement.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Confidentiality  Agreement"  means the letter  agreement  dated as of
     March 6, 2002, by and between Seller and Buyer.

          "Consultant"  means any present  consultant of Seller who participates in the Business.

          "Contracts"  means  those  agreements,   contracts,  leases,  purchase
     orders, undertakings, covenants not to compete, confidentiality agreements, licenses,  instruments,  obligations and commitments relating primarily to, or necessary for the operation of, the Assets or Business.

          "Contract Rights" means all of the rights and obligations of Seller or any Subsidiary of Seller under the Contracts.

          "Court Order" means any judgment, decision, consent decree, injunction
     (whether preliminary,  temporary or final), ruling or order of any federal, state or local court or governmental  agency,  department or authority that is binding on any Person or its property under applicable law.

          "Default" means (a) a breach of or default under any Contract, (b) the occurrence  of an event  that  with the  passage  of time or the  giving of notice or both would  constitute a breach of or default under any Contract, or (c) the  occurrence of an event that with or without the passage of time or the giving of notice or both would give rise to a right of  termination,
     renegotiation   or   acceleration   under  any  Contract  or  result  in  a
     modification of the terms thereof.

          "Designated Employee" means an Employee identified in writing by Buyer prior to the Closing as an  Employee  that Buyer  desires to hire,  on such terms and conditions as Buyer may determine in its sole discretion.

          "Disclosure  Schedule"  means a schedule  executed  and  delivered  by
     Seller to Buyer as of the date hereof  which sets forth the  exceptions  to the  representations  and  warranties  contained  in Article IV and certain other information called for by this Agreement. Unless otherwise specified, each reference in this Agreement to any numbered schedule is a reference to that numbered schedule which is included in the Disclosure Schedule.

          "Employee"  means any present  employee of Seller or any Subsidiary of
     Seller who participates in the Business.

          "Encumbrance" means any claim, lien, pledge, option, charge, easement, security interest,  deed of trust,  mortgage,  right-of-way,  encroachment, building or use restriction,  conditional  sales agreement,  encumbrance or other similar right,  whether voluntarily  incurred or arising by operation of law,  and includes  any  agreement  to give any of the  foregoing in the future, and any contingent sale or other title retention agreement or lease in the nature thereof.

          "Excluded  Assets" means all of Seller's right,  title and interest in and to the following Assets:

          (a)  all  cash,  cash   equivalents  and  securities  held  by  Seller
     (including the consideration paid to Seller pursuant to this Agreement);

          (b) all minute books, stock records,  corporate seals,  accounting and tax books,  ledgers  and records and other  financial  records  relating to
     Seller and the Business;

          (c)  the shares of capital stock of Seller held in treasury;

          (d) originals of all  personnel  records and other records that Seller is required by law to retain in its possession;

          (e)  Seller's  equity  interest  in  its  Subsidiaries  identified  on
     Schedule 4.2;

          (f)  the insurance policies listed on Schedule 4.19;

          (g) all Contract Rights except those Contract Rights arising under the
     Contracts  listed under the heading  "Assigned  Contracts" on Schedule 4.8;
     and

          (h)  the Assets listed on Schedule 1.1.

          "Excluded   Liabilities"  means  any  Liabilities  of  Seller  or  any
     Subsidiary  of Seller,  whether  liquidated  or  unliquidated,  or known or unknown,  whether arising out of occurrences prior to, at or after the date hereof including:

          (a)  any  Liability  to or in  respect  of  any  employees  or  former
     employees  of  Seller  or  any  Subsidiary  of  Seller  including   without
     limitation (i) any employment  agreement,  whether or not written,  between
     Seller or any Subsidiary of Seller and any person  (including those certain
     Agreements  Regarding  Key  Employee  Compensation  dated as of January 31,
     2002),  (ii) any Liability under any Employee Plan at any time  maintained, contributed  to or  required  to be  contributed  to by or with  respect to
     Seller or any  Subsidiary of Seller or under which Seller or any Subsidiary
     of  Seller  may  incur  Liability,   or  any  contributions,   benefits  or
     Liabilities  therefor,  or any Liability  with respect to the withdrawal or
     partial   withdrawal  of  Seller  or  any  Subsidiary  of  Seller  from  or termination  of any Employee  Plan  (including  that certain 2002  Employee
     Retention  Plan of eGrail  Inc.)  and  (iii)  any claim of an unfair  labor practice,  or any  claim  under  any  state  unemployment  compensation  or worker's  compensation  law or  regulation  or under any  federal  or state employment discrimination law or regulation, which shall

     have been  asserted on or prior to the Closing  Date or is based on acts or omissions which occurred on or prior to the Closing Date;

          (b) any Liability of Seller or any  Subsidiary of Seller in respect of any Tax  (including  any  liability  for the Taxes of any other  Person (i)
     under Treasury  Regulation  Section  1.1502-6 (or any similar  provision of state, local, or foreign law), (ii) as a transferee or successor,  (iii) by contract, or (iv) otherwise);

          (c) any Liability arising from any injury to or death of any person or damage to or  destruction  of any property,  whether  based on  negligence, breach of warranty,  strict  liability,  enterprise  liability or any other legal or equitable  theory  arising from defects in products  manufactured, from  services  performed  by or on behalf of Seller or any other person or entity  or from  exposure  to  Hazardous  Substances  in the  course of the
     Business on or prior to the Closing Date;

          (d) any Liability of Seller or any Subsidiary of Seller arising out of or related to any Action  against Seller or any Subsidiary of Seller or any
     Action which  adversely  affects the Assets or the Business and which shall have been  asserted  on or prior to the  Closing  Date or to the extent the basis of which shall have arisen on or prior to the Closing Date, including the Existing Litigation Liabilities; and

          (e) any Liability of Seller or any Subsidiary of Seller resulting from entering into,  performing its obligations  pursuant to or consummating the transactions  contemplated  by, this Agreement  (including any Liability of
     Seller pursuant to Article VIII hereof).

          "Executive  Summary"  means the  Executive  Summary dated January 2002 prepared by Seller and issued by Alliant Partners.

          "Executive Summary Financial  Statements" means the historical balance sheets and income statements set forth in the Executive Summary.

          "Existing  Litigation  Liabilities"  means  any  Liability  of  Seller arising  out  of  or  related  to  the  claims  asserted  in  the  Existing
     Litigations.

          "Existing  Litigations"  means the  lawsuits  David  Gertler v. eGrail
     Inc., et al., Case No. 223411,  pending in the Circuit Court for Montgomery
     County,  Maryland,  and any related  Actions;  and  MicroStrategy v. eGrail
     Inc.,  Payne, et al.,  Chancery  (formerly Law No. 195282),  pending in the
     Circuit Court of Fairfax County, Virginia, and any related Actions.

          "Financial  Statements" means the Year-End Financial  Statements,  the
     Interim Financial Statements, the Closing Date Balance Sheet, the Executive
     Summary  Financial  Statements,  and the  additional  historical  financial statements,  schedules  and  information  supplied  to Buyer by Seller  and attached hereto as Exhibit G.

          "Fixtures  and  Equipment"  means  all  of  the  furniture,  fixtures,
     furnishings,  office  equipment,   development  tools  and  equipment,  lab
     equipment,  spare parts,  tooling,  molds, mask sets,  database tapes, test tapes, test fixtures and equipment,  patterns, dies, computers and software
     (including  any source or object codes therefor or  documentation  relating thereto and computer aided design equipment and

     software), escrow deposits of software and other tangible personal property owned by  Seller or any  Subsidiary  of Seller  and used  primarily  in, or necessary  for  the  operation  of,  the  Business,  wherever  located  and including  any  such  Fixtures  and  Equipment  in  the  possession  of any suppliers or other vendors of Seller or any Subsidiary of Seller.

          "GAAP" means United States generally accepted accounting principles.

          "Improvements" means,  collectively,  any and all buildings,  Fixtures and  Equipment and other  improvements  located on the Real Property to the extent such Improvements relate to the operations of the Business.

          "Indemnified  Party"  means,  with  respect to  indemnification  under
     Section  8.3(a),   any  Buyer  Indemnified   Party,  and  with  respect  to
     indemnification under Section 8.3(b), Seller.

          "Indemnifying  Party"  means,  with respect to  indemnification  under
     Section 8.3(a),  Seller, and with respect to indemnification  under Section
     8.3(b), Buyer.

          "Interim Balance Sheet" means the unaudited consolidated balance sheet of Seller dated the Interim Balance Sheet Date.

          "Interim Balance Sheet Date" means February 28, 2002.

          "Interim Financial Statements" means the Interim Balance Sheet and the unaudited consolidated  statements of operations,  changes in stockholders'
     equity  and cash flow for the period  ended on the  Interim  Balance  Sheet
     Date.

          "Inventory"  means  inventory of Seller and each  Subsidiary of Seller held for resale, if any, and all raw materials,  work in process,  finished products,  wrapping, supply and packaging items and similar items of Seller or any Subsidiary of Seller relating primarily to the Business.

          "Knowledge"  means,  in the case of any  Person,  (a) any  director or executive  officer of such Person is actually  aware of such fact or matter or (b) a prudent  individual  serving as a director or executive officer of such Person could  reasonably  be expected to discover or otherwise  become aware of such fact or other  matter in the  ordinary  course of business or the discharge of his or her duties.

          "Liabilities"  means any direct or indirect  liability,  indebtedness, obligation, commitment, expense, claim, deficiency, guaranty or endorsement of or by any Person of any type,  whether  accrued,  absolute,  contingent, matured, deferred, unmatured, liquidated, unliquidated, known or unknown.

          "Material  Adverse  Effect" or  "Material  Adverse  Change"  means any effect or change in the condition (financial or other),  business,  results of operations,  prospects,  assets, liabilities or operations which has, or is reasonably  likely to have, a material  adverse  effect on the Business,
     Assets or Assumed Liabilities.

          "Permits"  means  all  licenses,   permits,   franchises,   approvals,
     authorizations,  consents or orders of, or filings with,  any  governmental authority,  whether  foreign,  federal,  state or local,  necessary for the conduct or operation of the Business or the ownership of the Assets.

          "Person"  means  any  individual,  partnership,  corporation,  limited liability company,  association,  business,  trust, government or political subdivision thereof, governmental agency or other entity.

          "Post-Closing  Tax Period"  means any Tax period  beginning  after the
     Closing Date and that portion of any Straddle  Period  beginning  after the
     Closing Date.

          "Pre-Closing  Tax Period" means any Tax period ending on or before the
     Closing Date and the portion of any Straddle  Period  ending on the Closing
     Date.

          "Pro Forma Financial  Statements"  means the projected  balance sheets and  income  statements  set  forth  in  the  Executive  Summary  and  such
     additional  projected  financial  statements,   schedules  and  information
     supplied to Buyer by Seller and included in Exhibit G attached hereto.

          "Proprietary  Rights" means all (a) U.S. and foreign  patents,  patent applications,  patent disclosures and improvements thereto, including petty patents and utility models and applications  therefor, (b) U.S. and foreign trademarks,  service marks, trade dress,  logos,  domain names, trade names and corporate names and the goodwill associated therewith and registrations and applications for registration  thereof, (c) U.S. and foreign copyrights and registrations and applications for registration  thereof,  (d) U.S. and
     foreign  mask  work  rights  and   registrations   and   applications   for
     registration   thereof,   (e)  trade  secrets  and  confidential   business
     information (including ideas, formulas,  compositions,  inventions (whether patentable  or  unpatentable  and  whether  or not  reduced  to  practice),
     know-how,  research  and  development  information,   software,   drawings,
     specifications,  designs, plans, proposals,  technical data,  copyrightable
     works,   financial,   marketing  and  business   data,   pricing  and  cost
     information,  business and marketing  plans and customer and supplier lists
     and  information),   (f)  other  proprietary  rights  (including,   without
     limitation,  all of Seller's  rights to its Enterprise  Content Server (aka
     ECS) and its products under development including "Project LT"), (g) copies and tangible  embodiments of the foregoing (in whatever form or medium) and
     (h) licenses granting any rights with respect to any of the foregoing.

          "Real  Property"  means all real property owned or leased by Seller or any Subsidiary of Seller which relates to, or is used in, the Business.

          "Regulations"  means  any  laws,  statutes,  ordinances,  regulations, rules, notice requirements, court decisions, agency guidelines,  principles of law and orders of any foreign,  federal,  state or local  government and any other governmental department or agency,  including Environmental Laws, energy, motor vehicle safety, public utility,  zoning,  building and health codes,  occupational  safety  and  health  and laws  respecting  employment practices,  employee documentation,  terms and conditions of employment and wages and hours.

          "Representative"  means,  with  respect to any  Person,  any  officer,
     director,  principal,  attorney,  agent,  accountant,   investment  banker,
     employee or other representative of such Person.

          "Straddle  Period"  means any Tax period  beginning  before and ending after the Closing Date.

          "Subsidiary"  of a Person means any  corporation,  partnership,  joint venture  or other  entity  in which  such  Person  (i)  owns,  directly  or indirectly,  50% or more of the  outstanding  voting  securities  or equity interests or (ii) is a general partner.

          "Tax" or "Taxes" means any federal,  state,  local or foreign  income, gross receipts,  license, payroll,  employment,  excise, severance,  stamp, occupation,  premium,  windfall  profits,  environmental,  customs  duties,
     capital  stock,   franchise,   profits,   withholding,   social   security,
     unemployment,  disability,  real property,  personal property,  sales, use,
     transfer,   registration,  value  added,  alternative  or  add-on  minimum, estimated,  or other tax of any kind  whatsoever,  including  any interest, penalty, or addition thereto, whether disputed or not.

          "Tax Return" means any return, declaration,  report, claim for refund, or  information  return  or  statement  relating  to Taxes,  including  any schedule or attachment thereto, and including any amendment thereof.

          "Year-End  Financial  Statements" shall mean the audited  consolidated balance sheets of Seller dated  December 31, 2000, and the related  audited statements of operations, changes in stockholders' equity and cash flow for the year ended December 31, 2000, together with the notes thereon.

     1.2 Other  Defined  Terms.  The  following  terms  shall have the  meanings defined for such terms in the Sections set forth below:

             Term                                      Section

             AAA                                       8.3(e)
             Allocation                                Section 2.3(b)
             Agreement                                 Preamble
             Apportioned Obligations                   8.1(g)(ii)
             Assumed Liabilities                       2.2
             Assumption Document                       3.2(b)
             Buyer                                     Preamble
             Buyer Indemnified Party                   8.3(a)
             Closing                                   3.1
             Closing Date Balance Sheet                2.4
             Confidential Information                  9.11
             Damages                                   8.3(a)
             Employee Plan                             4.17
             Environmental Conditions                  4.24(a)
             Environmental Laws                        4.24(a)
             ERISA                                     4.17

             ERISA Affiliate                           4.17
             Escrow Agent                              2.5
             Escrow Agreement                          2.5
             Escrow Amount                             2.5
             Escrow End Date                           2.5
             Hazardous Substance                       4.24(a)
             Indemnity Threshold                       8.3(f)
             Other Party                               8.1(g)(iii)
             Purchase Price                            2.3
             Recipient Party                           8.1(g)(iii)
             Release                                   4.24(a)
             Restricted Activity                       6.3
             Restricted Capacity                       6.3
             Restricted Territory                      6.3
             Seller                                    Preamble
             Transfer Taxes                            8.1(d)

     1.3 Interpretation Provisions.

          (a) The words "hereof,"  "herein" and "hereunder" and words of similar import when used in this  Agreement  refer to this Agreement as a whole and not to any particular  provision of this Agreement,  and article,  section, schedule and exhibit  references  are to this  Agreement  unless  otherwise specified.  The meaning of defined terms shall be equally applicable to the singular  and  plural  forms  of  the  defined  terms.  The  term  "or"  is
     disjunctive  but  not  necessarily  exclusive.   The  terms  "include"  and
     "including,"  however used, are not limiting and mean  "including,  without limitation."

          (b)  References to agreements and other  documents  shall be deemed to include all subsequent amendments and other modifications thereto.

          (c) References to statutes shall include all  regulations  promulgated thereunder and references to statutes or regulations  shall be construed as including all statutory and regulatory provisions  consolidating,  amending or replacing the statute or regulation.

          (d) The captions and headings of this Agreement are for convenience of reference only and shall not affect the construction of this Agreement.

          (e) The  language  used in this  Agreement  shall be  deemed to be the language chosen by the parties to express their mutual intent,  and no rule of strict  construction  shall under any  circumstances  be applied against either party.

                                  ARTICLE II.
                           PURCHASE AND SALE OF ASSETS

     2.1  Transfer  of  Assets.  Upon the terms and  subject  to the  conditions contained in this Agreement, at the Closing, Seller will sell, convey, transfer, assign and grant to Buyer, the Assets (other

than the  Excluded  Assets),  in each case,  free and clear of all  Encumbrances other than those encumbrances listed on Schedule 2.1.

     2.2 Assumption of Liabilities. Upon the terms and subject to the conditions contained herein, at the Closing, Buyer shall assume the following, and only the following, Liabilities of Seller (the "Assumed Liabilities"):

          (a) The Liabilities listed on Schedule 2.2;

          (b) Except for the Excluded  Liabilities,  all  Liabilities  accruing, arising  out of, or relating to events or  occurrences  happening  from and after the Closing Time under the Contracts assigned to Buyer hereunder (but not including any Liability under any such Contract  accruing,  arising out of, or  relating  to events or  occurrences  happening,  on or prior to the
     Closing,  but  including  any warranty  obligations  to customers of Seller
     under  any  Contract),   including  all   Liabilities  for  trade  payables
     pertaining  to the Business  with  respect to products or services  ordered from third  parties  prior to the Closing  Date,  but not  provided by such third parties to the Business as of the Closing  Date.  Except as set forth on Schedule  2.2(b),  no customer of Seller or any Subsidiary of Seller has asserted any warranty  claims under any Contract other than warranty claims that were fully satisfied prior to the Interim Balance Sheet Date.

     Buyer will not assume or have any responsibility  with respect to any other obligation or Liability of Seller or any  Subsidiary of Seller,  including, without limitation, the Excluded Liabilities.

     2.3 Purchase Price.

          (a) In consideration  for the Assets, in addition to the assumption by
     Buyer of the Assumed Liabilities,  Buyer shall pay to Seller at the Closing by wire  transfer an amount equal to  $9,000,000  (as adjusted  pursuant to
     Section 2.5(b), the "Purchase Price"),  less the Escrow Amount (which shall be deposited with the Escrow Agent, pursuant to Section 2.4).

          (b)  The  Purchase  Price  (plus  Assumed  Liabilities  to the  extent properly  taken into account  under the Code and the  Treasury  regulations promulgated thereunder),  shall be allocated among the Assets in accordance with Schedule 2.3 (the  "Allocation"),  which will be delivered by Buyer to
     Seller at Closing  subject to Seller's  approval,  such  approval not to be unreasonably  withheld.  Seller  and  Buyer  agree  to (i) be  bound by the
     Allocation,  (ii) act in accordance  with the Allocation in the preparation of all financial  statements and the filing of all Tax Returns  (including, without  limitation,  filing  Form 8594 with their  United  States  federal income Tax Return for the taxable year that  includes the Closing Date) and in the  course of any Tax  audit,  Tax  review or Tax  litigation  relating thereto and (iii) take no position  and cause their  Affiliates  to take no
     position   inconsistent  with  the  Allocation  for  income  Tax  purposes, including  United  States  federal and state income Tax and foreign  income
     Tax. Not later than 30 days prior to the filing of their  respective  Forms
     8594  relating to this  transaction,  each party shall deliver to the other party a copy of its Form 8594.

     2.4  Escrow.  Prior to the  Closing,  Buyer  shall  appoint a bank or trust company or other Person  reasonably  satisfactory to Seller to act as the escrow agent (the "Escrow Agent"). Buyer and Seller shall execute and deliver an escrow agreement in substantially the form

attached  hereto as Exhibit A (the  "Escrow  Agreement").  At the Closing  Time,
Buyer  shall  deliver to the Escrow  Agent an amount  equal to  $1,500,000  (the
"Escrow  Amount").  The  Escrow  Amount  shall  be  held  by  the  Escrow  Agent exclusively  for the  purpose of securing  Buyer  indemnity  claims  pursuant to
Section 8.3 hereof. The Escrow Amount shall be held by the Escrow Agent pursuant to the terms and conditions of the Escrow  Agreement  until the later of (i) one year after the  Closing,  and (ii) such time as, with  respect to each  Existing
Litigation, either (1) both Buyer and its parent, FileNET Corporation, have been named by the plaintiff as a defendant in such litigation, and all claims against
Buyer,  FileNET  Corporation  and  their  Affiliates  have been  dismissed  with prejudice,  or  (2)  such  Existing  Litigation  has  been  settled  or  finally adjudicated  and all rights of appeal with respect  thereto have been exhausted, expired or waived (the later of (i) and (ii),  the "Escrow End Date");  provided that,  in the event that the time  specified in clause (ii) occurs  earlier than one year after the Closing, Buyer shall authorize and direct the Escrow Agent to release such  portion of the Escrow  Amount equal to the amount by which (A) Six
Hundred Thousand Dollars ($600,000) exceeds (B) the aggregate amount paid out of the  Escrow  Amount in  respect  of  Damages  arising  out of or  related to the
Existing Litigations, provided further that from and after the first anniversary of the Closing, no new claim may be made against the Escrow Amount except claims for Damages arising out of or related to an Existing  Litigation.  Except to the extent  of such  Buyer  indemnity  claims  which  have  been  made and have been determined to be valid or not yet  determined to be invalid  pursuant to Section
8.3 hereof,  the  remaining  balance of the Escrow  Amount shall be delivered to
Seller promptly following the Escrow End Date.

     2.5 Prorations.

          (a) Utilities; Taxes. As promptly as practicable following the Closing
     Date, but in no event later than sixty (60) calendar days  thereafter,  the real and  personal  property  taxes,  water,  gas,  electricity  and  other
     utilities,   common  area  maintenance  reimbursements  to  lessors,  local business or other license fees or taxes,  merchants'  association  dues and other similar  periodic  charges  payable with respect to the Assets or the
     Business  shall be prorated  between  Buyer and Seller  effective as of the
     Closing Date.

          (b)  Rents.  Buyer  shall pay all rent due under  any  leases  for the calendar  month in which the Closing  Date occurs,  and the Purchase  Price shall be reduced by an amount  equal to the amount of rent  accrued in such period prior to the Closing Date.

          2.6 Closing  Costs;  Fees.  Buyer and Seller  shall share  equally the responsibility for the fees and costs of recording or filing all applicable conveyancing  instruments  described in Section  3.2(a).  The parties shall otherwise bear their own expenses as specified in Section 9.6.

          2.7 Discharge of Indebtedness  and Intercompany  Accounts;  Release of
     Encumbrances.  On or prior to the  Closing,  Seller  shall  pay in full and cause  to  be  discharged  all  third-party  indebtedness  that  causes  an
     Encumbrance  on the Assets (other than any  obligation to make payments for periods  commencing  after the Closing Date under the leases  identified on
     Schedule 2.7 attached  hereto and third-party  indebtedness  that causes an
     Encumbrance  listed on Schedule  2.1),  shall  discharge  any  intercompany accounts related to the Assets or the Business as between Seller and any of its Affiliates and shall cause all other  Encumbrances  with respect to the
     Assets to be released (other than any obligation to make

     payments  for periods  commencing  after the Closing  Date under the leases identified on Schedule 2.7 attached hereto and the  Encumbrances  listed on
     Schedule 2.1), in each case as more particularly set forth on
     Schedule 2.7 attached hereto.

                                  ARTICLE III.
                                     CLOSING

          3.1 Closing. The Closing of the transactions  contemplated herein (the
     "Closing")  shall be held at 10:00 a.m. on the Closing  Date at the offices of Latham and Watkins,  located at 650 Town Center Drive,  20th Floor,  Costa
     Mesa, California.

          3.2 Conveyances at Closing.

               (a) Seller  Deliveries.  To effect the sale and transfer referred to in Section 2.1, Seller will, at the Closing, execute and deliver to
          Buyer to the extent applicable:

                    (i) an   abbreviated   balance   sheet   of   the   Business
               satisfactory to Buyer reflecting the assets of the Business as of the Closing Date (the "Closing Date Balance Sheet"),  prepared in a manner  consistent  with  (including with respect to adjustment procedures,  discretionary  allocations and other  judgments) the corresponding  data in the Interim  Balance Sheet and  reflecting the net book value of the assets of the  Business  in  accordance with GAAP.  All foreign  currency  amounts  shall be expressed in
               United  States  dollars  using the exchange  rate and  conversion mechanism as required by GAAP.

                    (ii) one or more bills of sale,  each  substantially  in the form  attached as Exhibit B,  conveying to Buyer in the aggregate all of Seller's  owned personal  property  included in the Assets
               (other than the Excluded Assets);

                    (iii) subject to Section  7.1,  one or more  assignments  of
               Contract  Rights,  each  substantially  in the form  attached  as
               Exhibit C, conveying to Buyer the Contract Rights;

                    (iv) assignments of Proprietary  Rights,  each substantially in the forms  attached  as Exhibit D, in  recordable  form to the extent necessary to assign Seller's Proprietary Rights related to the Assets (other than the Excluded Assets) and the Business;

                    (v) subject  to  Section  7.1,  copies of  all  third  party consents  required  for the valid  transfer of the Assets  (other than the Excluded Assets) as contemplated by this Agreement;

                    (vi) copies of all Permits, consents,  approvals and waivers from governmental  authorities and other parties necessary to the consummation of the transactions  contemplated  hereby and by the
               Ancillary  Agreements  and for the  operation  of the Business by
               Buyer  (including  all  required  third  party  consents  to  the assignment of the Contracts to be assumed by Buyer);

                    (vii) an opinion  of  Piper Marbury Rudnick  and Wolfe  LLP, counsel  to Seller,  dated as of the  Closing  Date,  in form and substance reasonably satisfactory to Buyer, to the effect that:

                         (1)   Incorporation.   Seller  is  a  corporation  duly
                    incorporated,  validly  existing and in good standing  under the laws of the State of Delaware;  Seller is duly qualified to do  business  as a  foreign  corporation  and is in  good standing in each jurisdiction where the ownership or leasing of its  property  or nature of the  Business  requires  such qualification,  except  where the failure to be so qualified would not have a material  adverse effect on the Business or the Assets;

                         (2)  Corporate  Power  and  Authority.  Seller  has the
                    necessary  corporate  power and authority to enter into this
                    Agreement and the Ancillary Agreements and to consummate the transactions contemplated hereby and thereby; and Seller has
                    all  material  Permits,   licenses,   franchises  and  other
                    authority required under federal and applicable state law to conduct the Business as now being conducted;  and Seller has the necessary  corporate  power and authority to own,  lease and  operate  the  Assets  and its other  properties  and to conduct the Business as presently conducted;

                         (3) Corporate Action and Enforceability. The execution,
                    delivery and performance of this Agreement and the Ancillary
                    Agreements  by  Seller  have  been  duly  authorized  by all necessary corporate action of Seller, and this Agreement and
                    the  Ancillary   Agreements  have  been  duly  executed  and
                    delivered  by Seller,  and approval by the  stockholders  of
                    Seller  has  been  duly  obtained  in  accordance  with  the provisions  of Seller's  Certificate  of  Incorporation  and
                    Bylaws  and  applicable  law,  and this  Agreement  and each
                    Ancillary  Agreement  constitute  legally  valid and binding
                    obligations  of  Seller,   enforceable   against  Seller  in
                    accordance  with  their  terms,  except  as  limited  by (i)
                    bankruptcy, insolvency, reorganization,  moratorium or other similar laws relating to creditors'  rights  generally or by equitable principles (whether considered in an action at law or in equity),  (ii) limitations imposed by federal or state
                    law  or  equitable   principles  upon  the  availability  of
                    specific  performance,  injunctive relief or other equitable remedies,  or (iii) other customary  limitations  reasonably satisfactory to Buyer's counsel;

                         (4) No Breach of  Contracts.  Neither the execution and
                    delivery of this  Agreement or the  Ancillary  Agreements by
                    Seller nor the consummation of the transactions contemplated hereby  or  thereby  will (i)  violate  the  Certificate  of
                    Incorporation  or Bylaws  of  Seller,  (ii)  cause a Default under any term or  provision of any Contract to which Seller is a party or by which the Assets are bound, or (iii) to the best  knowledge  of such  counsel,  violate  any Court Order applicable to Seller;

                         (5) No  Violation  of Law.  Neither the  execution  and
                    performance of this Agreement or the Ancillary Agreements by
                    Seller nor the consummation of the transactions contemplated hereby or  thereby  will  violate  or result in a failure to comply  with any  Regulation  or Court  Order  known to such counsel, applicable to the Business or operations of Seller;
                    and, to the best  knowledge of such counsel,  Seller has all licenses, franchises and other authority required to conduct the Business as it is now being conducted; and no Permit of, or filing with, any  governmental  authority or, to the best knowledge of such counsel, any other person, is required for
                    the  execution  and  delivery  of  this   Agreement  or  the
                    Ancillary Agreements by Seller or the consummation by Seller of the transactions  contemplated hereby and thereby, except as set forth in this Agreement, the Disclosure Schedule, the exhibits hereto or the Ancillary Agreements; and

                         (6)  Transfer  and  Assignment.  The  documents  to  be
                    delivered  by Seller at the  Closing to effect the  transfer and assignment to Buyer of all right,  title and interest in and to the Assets are effective to do so, subject to (i) the
                    effects   of   bankruptcy,    insolvency,    reorganization,
                    moratorium  or other  similar  laws  relating to  creditors'
                    rights   generally   and   equitable   principles   (whether
                    considered  in  an  action  at  law  or  in  equity),   (ii)
                    limitations  imposed by  federal  or state law or  equitable principles upon the  availability  of specific  performance, injunctive  relief  or other  equitable  remedies,  or (iii)
                    other  customary  limitations  reasonably   satisfactory  to
                    Buyer's counsel.

               In rendering  such  opinions,  such counsel may rely as they deem advisable  (a) as to  matters  governed  by the laws of  jurisdictions other than states in which they  maintain  offices,  upon  opinions of local  counsel  satisfactory  to such  counsel,  and (b) as to factual matters,  upon  certificates  and  assurances of public  officials and officers of Seller. In addition,  such opinions may be subject to such additional  qualifications and exceptions as are reasonably acceptable to counsel to Buyer.

                    (viii)  evidence  satisfactory to Buyer that each Designated
               Employee with Seller has resigned from his or her employment with
               Seller as of the Closing Time;

                    (ix) a clearance certificate or similar document(s) that may be required  by any state  taxing  authority  in order to relieve
               Buyer of any  obligation  to withhold any portion of the Purchase
               Price;

                    (x) an affidavit,  stating,  under  penalty of perjury,  the transferor's  U.S. taxpayer  identification  numbers and that the
               transferor  is  not  a  foreign   person,   pursuant  to  Section
               1445(b)(2) of the Code;

                    (xi) a certificate of the Chief  Executive  Officer or Chief
               Financial Officer of Seller stating that all  representations and
               warranties  of  Seller   contained  in  this  Agreement  and  the
               Ancillary  Agreements  shall be true and correct at and as of the date of this  Agreement and Seller has performed and satisfied in all  material  respects all  agreements  and  covenants  required hereby to be performed by Seller prior to or on the Closing Date;
               and

                    (xii) such other  certificates  and  instruments,  including deeds of trust, as shall be reasonably  required to vest in Buyer title in and to the  Assets  transferred  to Buyer in  accordance with the provisions hereof.

               (b) Buyer Deliveries. At the Closing, Buyer shall, in addition to the obligations pursuant to Section 2.3, execute and deliver to Seller to the extent applicable:

                    (i) an instrument of  assumption  substantially  in the form attached as Exhibit E, evidencing Buyer's assumption, pursuant to
               Section  2.2,  of  the  Assumed   Liabilities   (the  "Assumption
               Document");

                    (ii) the Allocation;

                    (iii) a certificate of the Chief Executive  Officer or Chief
               Financial Officer of Buyer stating that all  representations  and warranties of Buyer contained in this Agreement and the

               Ancillary  Agreements  shall be true and correct at and as of the date of this  Agreement  and Buyer has performed and satisfied in all  material  respects all  agreements  and  covenants  required hereby to be performed by Buyer prior to or on the Closing Date;

                    (iv) a  resale  certificate  substantially  in the  form  of
               Exhibit I; and

                    (v) such  other  certificates  and  instruments  as shall be reasonably required by this Agreement.

               (c)  Form  of  Instruments.  To the  extent  that  a form  of any document to be delivered hereunder is not attached as an exhibit, such documents  shall be in form and  substance,  and shall be executed and delivered in a manner, mutually satisfactory to Seller and Buyer.

               (d)  Transfer  of  Software  Technology.  Seller  shall  exercise commercially  reasonable  efforts to transfer the software  technology purchased  hereunder  electronically,  including by not limited to any version of the software in existence,  current  prototypes,  design or technical  manuals,  source code  documentation,  etc. to Buyer on the
          Closing  Date.  Electronic  transfer  shall  consist of,  whichever is applicable,  either delivery of the software  technology  using remote communications  to  transfer  the said  items from  Seller's  place of business  to  Buyer's  computer  equipment,  or by  "Load  and  Leave"
          delivery  pursuant  to CA Reg.  1502(f)(1)(d)  in  which  Seller  will physically  deliver  and install the  software  technology  on Buyer's computer equipment.  In both cases, Seller will not leave any tangible medium,  materials  or backup  disks at Buyer's  site or transfer  any tangible  personal  property such as storage media or manuals to Buyer
          in   connection   with  the  delivery  of  the  software   technology.
          Furthermore,  Seller will provide  Buyer with an affidavit  indicating the method of transfer,  the product transferred,  the date, and their representative making the transfer.  Buyer will acknowledge receipt of the affidavit and will countersign the document with the date received and the authorized  internal  representative  involved in the software transfer  at its end.  Buyer will  retain the  original  countersigned
          affidavit  for  future  audit  purposes  as   substantiation   of  the
          electronic delivery method. Buyer will cooperate with Seller to effect the transfer of the  software  technology  purchased  hereunder in the manner set forth in this Section 3.2(d).

                                  ARTICLE IV.
                    REPRESENTATIONS AND WARRANTIES OF SELLER

          Seller   represents   and   warrants  to  Buyer  as   follows,   which
     representations  and  warranties  are,  as of the  date  hereof,  true  and correct, except as set forth in the Disclosure Schedule,  which is attached hereto as Exhibit F. The  Disclosure  Schedule  is  arranged  in  schedules corresponding  to the  lettered  and number  paragraphs  contained  in this
     Article IV, and the disclosure in any schedule of the  Disclosure  Schedule shall qualify the corresponding paragraph in this Article IV and such other paragraphs  only to the extent it is clear from a reading of the disclosure that such disclosure is applicable to such other paragraphs.

     4.1 Organization of Seller. Seller is a corporation duly organized, validly existing  and in good  standing  under the laws of the State of Delaware and has full  corporate  power and  authority  to  conduct  the  Business  and its other businesses  as they are  presently  being  conducted  and to own and  lease  its respective  properties and assets.  Seller is duly qualified to do business as a foreign

corporation and is in good standing in each jurisdiction  where the character of its  properties  owned or  leased  or the  nature  of its  activities  make such qualification necessary,  except where the failure to be so qualified or in good standing would not have a Material Adverse Effect.

     4.2 Subsidiaries. Except as set forth on Schedule 4.2, Seller does not have any  Subsidiaries.  Except as set forth on Schedule 4.2, Seller has no direct or indirect  stock or other equity or ownership  interest  (whether  controlling or not) in any  corporation,  association,  partnership,  joint  venture  or  other entity.  Each of the Subsidiaries  listed on Schedule 4.2, is a corporation duly organized, validly existing and in good standing (or appropriately recognized as legally in existence  and active under the laws of its  jurisdiction)  under the laws of the jurisdiction identified on Schedule 4.2, has the requisite power and authority to conduct its business as it is presently  being conducted and to own and  lease its  properties  and  Assets,  to  permit  Seller to enter  into this
Agreement, to consummate the transactions contemplated hereby and to perform its obligations  hereunder.  No  other  corporate  proceedings  on the  part  of any
Subsidiary  of  Seller  are  necessary  to  authorize  this  Agreement  and  the transactions  contemplated  hereby.  Each of the  Subsidiaries of Seller is duly qualified  to do business as a foreign  corporation  and is in good  standing in each  jurisdiction  where the character of its properties owned or leased or the nature  of its  activities  make  such  qualification  necessary.  Copies of the
Certificate   or  Articles  of   Incorporation   and  Bylaws   (and/or   similar
incorporation  documents  under  the  relevant  law of any  Subsidiary)  of each
Subsidiary  of Seller  heretofore  delivered to Buyer are accurate and complete.
Seller owns of record and beneficially all of the issued and outstanding capital or other stock of each Subsidiary of Seller free and clear of any Encumbrances.

     4.3 Authorization.  Seller has all requisite corporate power and authority, and has taken all  corporate  action  necessary,  to execute  and  deliver  this
Agreement  and the  Ancillary  Agreements,  as  applicable,  to  consummate  the transactions  contemplated  hereby and  thereby  and to perform  its  respective obligations  hereunder  and  thereunder.  The  execution  and  delivery  of this
Agreement and the Ancillary  Agreements by Seller and the consummation by Seller of the transactions  contemplated  hereby and thereby have been duly approved by
the  board  of  directors  and  stockholders  of  Seller.   No  other  corporate
proceedings  on the part of Seller or any  Subsidiary  of Seller is necessary to authorize  this  Agreement and the  Ancillary  Agreements  and the  transactions contemplated  hereby and  thereby.  This  Agreement  has been duly  executed and delivered by Seller and is, and upon  execution  and  delivery of the  Ancillary
Agreements  by Seller  each will be,  legal,  valid and binding  obligations  of
Seller enforceable against Seller in accordance with its terms.

     4.4 No Conflict or Violation;  Consents. None of the execution, delivery or performance of this Agreement or any Ancillary  Agreement,  the  consummation of the transactions  contemplated hereby or thereby,  nor compliance by Seller with any of the provisions  hereof or thereof,  will (a) violate or conflict with any provision  of  its  governing  documents  or  the  governing  documents  of  any
Subsidiary of Seller, (b) except as set forth on Schedule 4.4, violate, conflict with,  result in a breach of or constitute a default (with or without  notice of passage of time)  under,  or result in the  termination  of, or  accelerate  the performance required by, or result in a right to terminate, accelerate or modify under,  or require a notice under,  or result in the creation of any Encumbrance
upon  any  of  the  Assets  under,  any  contract,  lease,  sublease,   license,
sublicense,  franchise,  patent,  permit,  indenture,  agreement or mortgage for borrowed

money,  instrument of indebtedness,  security  interest or other  arrangement to which Seller or any  Subsidiary  of Seller is a party or by which it is bound or to which any of its assets are  subject,  (c)  violate any  Regulation  or Court
Order or (d) impose any Encumbrance on any Assets or the Business. Except as set
forth on Schedule 4.4, no notices to, declaration,  filing or registration with, approvals or consents of, or assignments by, any Persons (including any federal, state or local  governmental or administrative  authorities) are necessary to be made or obtained by Seller or any  Subsidiary of Seller in  connection  with the execution, delivery or performance of this Agreement or any Ancillary Agreement.

     4.5 Absence of Certain  Changes or Events.  Except as set forth on Schedule
4.5, since the Interim Balance Sheet Date, there has not been any:

          (a) Material Adverse Change;

          (b) actual or threatened  termination of any material customer account or group of accounts  relating  to the Assets or the  Business or actual or threatened  material  reduction  in  purchases  by  any  such  customer  or occurrence of any event that is likely to result in any such termination or reduction;

          (c)  failure  of  Seller  or any  Subsidiary  of  Seller  to  carry on diligently  the Business in the ordinary  course so as to keep available to
     Buyer the  services of Seller's  employees,  and to preserve  for Buyer the
     Assets and the Business and the goodwill of Seller's suppliers,  customers, distributors and others having business relations with it;

          (d) any fact, situation,  circumstance,  status, condition,  activity, plan, occurrence,  event,  incident,  action, failure to act or transaction outside the ordinary course of business with respect to the Business;

          (e) sale,  assignment  or transfer  of any of the  Assets,  other than
     Inventory in the ordinary course of business;

          (f) disposition or lapsing of any Proprietary  Rights,  in whole or in part;

          (g) change in  accounting  methods or  practices  (including,  without limitation, any change in research and development or other capitalization, depreciation or amortization policies or rates) of the Business;

          (h)  revaluation  by Seller or any  Subsidiary of Seller of any of the
     Assets, including without limitation writing down the value of Inventory or writing off notes or accounts receivable;

          (i)   declaration,   setting   aside,   or  payment  of  dividends  or
     distributions  by Seller  or any  Subsidiary  of Seller or any  redemption, purchase or other acquisition of any of Seller's securities;

          (j)  destruction,  damage  to, or loss of any Assets  (whether  or not covered by insurance) that materially and adversely affects such Assets;

          (k) adverse  change in employee  relations  which has or is reasonably likely  to  have an  adverse  effect  on the  productivity,  the  financial condition, results of operations or Business of Seller or any Subsidiary of
     Seller  or  the  relationships  between  the  employees  of  Seller  or any
     Subsidiary  of Seller and the  management  of Seller or any  Subsidiary  of
     Seller;

          (l) amendment,  cancellation  or termination of any Contract or Permit relating to the Assets or the Business or entry into any Contract or Permit which  is  not  in the  ordinary  course  of  business,  including  without limitation any employment or consulting agreements;

          (m)  mortgage,  pledge  or other  encumbrance  of any  Assets,  except purchase money mortgages arising in the ordinary course of business;

          (n) change in  compensation  or other  employment  policy or  practice applicable to any Employee or Consultant; or

          (o)  agreement  by  Seller or any of its  Affiliates  to do any of the
     things  described  in the  preceding  clauses (a) through (i) other than as expressly provided for herein.

     4.6 Assets.

          (a) With  respect  to  Assets  other  than  Proprietary  Rights,  Real
     Property and Improvements:

               (i) Except as disclosed on Schedule  4.6(a)(i) (setting forth the leased Assets),  Seller has good, valid and marketable title to all of the Assets  free and clear of any  Encumbrances  and at Closing  shall transfer  good,  valid and  marketable  title in and to the  Assets to
          Buyer.

               (ii) Each of the leases  and  agreements  relating  to the Assets described in Schedule 4.6(a)(i) hereto is in full force and effect and constitutes a valid and legally  binding  obligation of Seller and the other respective parties thereto and is enforceable in accordance with its terms. There are no material breaches or Defaults by Seller or any third party under any of such leases or agreements. Neither Seller nor any  Subsidiary  of Seller has  received  any payment from a lessor in connection  with or as inducement  for entering into any such lease or agreement.  Any security deposits made under the leases and agreements relating to the Assets  described in Schedule  4.6(a)(i) are set forth in such Schedule.

               (iii) None of the  Assets are leased by Seller  or any Subsidiary of Seller to any other Person.

               (iv) All machinery,  equipment and tools used in the Business are usable and operable in good working order and condition,  and are in a reasonable  state of repair,  subject only to ordinary  wear and tear, and have been subject to regular maintenance.

               (v) Except  pursuant to this  Agreement,  neither  Seller nor any
          Subsidiary of Seller is a party to any contract or obligation  whereby
          Seller  or any  Subsidiary  of Seller  has  granted  to any  Person an absolute or contingent right to purchase, obtain or acquire any rights in any of the  Assets,  other  than  in  the  ordinary  course  of the
          Business.

          (b) With respect to the Real Property and Improvements:

               (i)  Neither  Seller nor any  Subsidiary  of Seller owns any Real
          Property.

               (ii) Schedule  4.6(b)(ii)  describes all Real Property leased for use in the Business and lists the related leases. The leases described in  Schedule  4.6(b)(ii)  are in full force and effect and  constitute valid  and  legally  binding  obligations  of  Seller  and  the  other respective  parties  thereto and are  enforceable  in accordance  with
          their  terms,   subject  to  bankruptcy  laws  and  general  equitable
          principles.  There  are no  material  defaults  of Seller or any third party under any such  leases  (nor are there any events or  conditions which,  with  notice or lapse of time,  or both,  would  constitute  a material  default).  Neither  Seller nor any  Subsidiary of Seller has received any payment from a lessor in connection with or as inducement for entry into any such lease.

               (iii) None of the  property,  nor any part  thereof, described in
          Schedule 4.6(b)(ii) is leased by Seller or any Subsidiary of Seller to any other Person.

               (iv) No  Taxes,  assessments,  water  charges  or  sewer  charges relating to the Real Property or the  Improvements  that Seller or any
          Subsidiary  of Seller is  responsible  for paying are  delinquent  and there are no special Taxes,  assessments or charges that Seller or any
          Subsidiary  of Seller is  responsible  for paying  pending  or, to the
          Knowledge  of Seller,  threatened  against  the Real  Property  or the
          Improvements.

               (v) The  Real  Property  and  the  Improvements  are  usable  and operable in the Business as presently conducted and currently proposed to be conducted  and the  Improvements  are in good working  order and condition,  and in a  reasonable  state  of  repair,  subject  only to ordinary wear and tear, and have been subject to regular maintenance.

               (vi) There   are   no   pending,   threatened   or   contemplated
          condemnation  proceedings  affecting  the  Real  Property  or any part thereof.

               (vii) Seller  and each  Subsidiary  of Seller  has  performed and observed all covenants  affecting or relating to the Real Property (or the use or occupancy thereof)  requiring  observance or performance by it and has not  received any notice of, nor is aware of, any breach of any such covenants.

          (c) The Assets  include all assets which are  necessary to conduct the
     Business as presently  conducted  and  currently  proposed to be conducted, including,  without limitation,  (i) all Proprietary Rights relating to the
     Business,  (ii) all  Contract  Rights,  (iii) all Real  Property,  (iv) all
     Improvements, (v) all Fixtures and Equipment, (vi) all Inventory, (vii) all
     Books and Records, (viii) all Permits, to the extent transferable, (ix) all
     return   and  other   rights   under  or   pursuant   to  all   warranties,
     representations and guaranties made by foundries, suppliers and other third parties in  connection  with the  Assets or  services  furnished  to Seller pertaining  to the  Business or the Assets,  (x) all  deposits  and prepaid expenses  related  to the  Business  and (xi) all  goodwill  related to the
     Business.  No Subsidiary  of Seller has any ownership or other  interest in any of the foregoing or any other Assets.

     4.7 Financial  Statements.  The Financial Statements are attached hereto as
Exhibit  G and are  identical  to  those  previously  delivered  to  Buyer.  The
Financial  Statements (a) are in accordance with the books and records of Seller and each Subsidiary of Seller on a consolidated basis, (b) have been prepared in accordance with generally accepted accounting  principles  consistently  applied throughout the periods covered thereby and (c) fairly and accurately present the assets,  Liabilities  (including all reserves) and financial  position of Seller and each Subsidiary of Seller on a consolidated basis as of the respective dates thereof and the results of operations  and changes in cash flows for the periods then ended (subject, in the case of the Interim Financial Statements,  to normal year-end adjustments and the fact that there are no notes thereto). The Year-End
Financial Statements have  been  examined  by Ernst and Young  LLP,  independent certified  public  accountants,  whose  report  thereon  is  included  with such
Year-End  Financial  Statements.  At  the  respective  dates  of  the  Financial
Statements,  there were no  Liabilities  of Seller or any  Subsidiary of Seller,
which, in accordance with generally accepted accounting principles,  should have been set forth or reserved for in the Financial Statements or the notes thereto, which are not set forth or reserved for in the Financial Statements or the notes thereto.  Other than Excluded Liabilities,  neither Seller nor any Subsidiary of
Seller has any Liabilities  due or to become due,  except (a) Liabilities  which are set forth or reserved for on the Interim Balance Sheet,  which have not been paid or discharged since the Interim Balance Sheet Date, (b) Liabilities arising in the ordinary course of business under  Contracts,  Permits and other business arrangements described in the Disclosure Schedule (and under those Contracts and
Permits which are not required to be disclosed on the  Disclosure  Schedule) and
(c)  Liabilities  incurred since the Interim  Balance Sheet Date in the ordinary course of business and in accordance  with this Agreement (none of which relates to any Default under any Contract,  breach of warranty,  tort,  infringement  or violation of any  Regulation or Court Order or arose out of any Action) and none of which, individually or in the aggregate, has or would have a Material Adverse
Effect. As of the Closing Date, the Assumed Liabilities are not greater than the sum of (i)  $600,000,  and (ii) the net book value of the Assets (other than the
Excluded Assets).  The Pro Forma Financial  Statements were prepared by Seller's management  in good faith and are based on  reasonable  assumptions  of Seller's management.

     4.8 Contracts and Commitments.

          (a) Contracts. Schedule 4.8 sets forth a complete and accurate list of all  Contracts.  Seller has  delivered  or made  available  to Buyer  true, correct  and  complete  copies  of  all  of the  Contracts,  including  all amendments and supplements thereto.  Each Contract listed under the heading
     "Assigned  Contracts"  on Schedule 4.8 has either been validly  assigned to
     Buyer or Buyer has been granted a sublicense of sufficient scope under such
     Contract  to operate  the  Business  following  the  Closing  as  currently contemplated.

          (b) Absence of Defaults.  All of the Contracts are valid,  binding and enforceable in accordance with their terms with no existing or, to Seller's
     Knowledge,  threatened  Default or dispute.  Seller and each  Subsidiary of
     Seller has fulfilled, or taken all action necessary to enable it to fulfill when  due,  all of its  obligations  under  each  of such  Contracts  to be performed prior to the Closing Date. To Seller's Knowledge,  all parties to such Contracts have complied with the  provisions  thereof,  no party is in
     Default  thereunder and no notice of any claim of Default has been given to
     Seller or any  Subsidiary of Seller.  Neither  Seller nor any Subsidiary of
     Seller has any reason to believe that the

     products  and  services  called for by any  unfinished  Contract  cannot be supplied in  accordance  with the terms of such  Contract,  including  time specifications.  Except as set forth on  Schedule  4.4,  no  consent of any third party is required for the assignment of any Contract to Buyer.

          (c) Product Warranty.  Neither Seller nor any Subsidiary of Seller has
     committed any act, and there has been no omission, which may result in, and there has been no occurrence  which may give rise to, product  liability or
     Liability for breach of warranty  (whether  covered by insurance or not) on the part of Seller or any  Subsidiary  of Seller,  with respect to products designed,  manufactured,  assembled,  repaired,  maintained,  delivered  or installed or services rendered prior to or on the Closing Date.

     4.9 Permits. Schedule 4.9 sets forth a complete list of all Permits held by
Seller or any  Subsidiary  of Seller  required to conduct the  Business,  own or operate the Assets or exercise the rights  provided  under any Contract.  Seller and each  Subsidiary  of  Seller  has,  and at all times  has had,  all  Permits required under any Regulation in its respective  operation of the Business or in its  ownership  of the Assets or  performance  under any  Contract,  and owns or possesses  such  Permits  free and clear of all  Encumbrances.  Seller  and each
Subsidiary  of Seller is not in  Default,  nor has Seller or any  Subsidiary  of
Seller  received  any notice of any claim of Default,  with  respect to any such
Permit.  Except as otherwise  governed by law, all such Permits are renewable by their terms or in the  ordinary  course of  business  without the need to comply with any  special  qualification  procedures  or to pay any  amounts  other than routine  filing  fees,  and  except as set forth on  Schedule  4.9,  will not be adversely  affected by the completion of the  transactions  contemplated by this
Agreement or the Ancillary Agreements.

     4.10 Books and  Records.  Seller has made and kept,  and given Buyer access to, the Books and Records and accounts,  which, in reasonable detail, accurately reflect in all material respects the activities of Seller in connection with the
Assets and the Business.

     4.11 Litigation. Except as set forth on Schedule 4.11, there are no Actions pending,  or, to the  Knowledge of Seller,  threatened or  anticipated  against, related to or affecting the Business or the Assets or seeking to delay, limit or enjoin  the  transactions  contemplated  by  this  Agreement  or  any  Ancillary
Agreement.  Neither  Seller  nor any  Subsidiary  of Seller is in  Default  with respect to or subject to any Court Order, and there are no unsatisfied judgments against  Seller or any  Subsidiary of Seller with respect to the Business or the
Assets.

     4.12 Labor Matters.

          (a) General. Neither Seller nor any Subsidiary of Seller, with respect to the Assets and the Business,  (a) is a party to any labor agreement with respect  to its  employees  with any labor  organization,  union,  group or association  and there are no employee  unions (nor any other similar labor or employee organizations) under local statutes, custom or practice and (b)
     has experienced any attempt by organized  labor or its  representatives  to make Seller or any  Subsidiary  of Seller  conform to demands of  organized labor  relating to its employees or to enter into a binding  agreement with organized  labor that would cover the employees of Seller or any Subsidiary of Seller.  There is no labor strike or labor disturbance pending or to the
     Knowledge of Seller,  threatened against Seller or any Subsidiary of Seller with respect to the Business nor is any grievance currently being asserted, and Seller has not  experienced a work stoppage or other labor  difficulty,
     and

     Seller  and each  Subsidiary  of Seller is not and has not  engaged  in any unfair labor  practice.  Without  limiting the  foregoing,  Seller and each
     Subsidiary of Seller,  with respect to the Business,  is in compliance with the Immigration Reform and Control Act of 1986 and maintains a current Form
     I-9, as required by such Act, in the personnel file of each employee.

          (b) Employees and Consultants. Schedule 4.12 sets forth separately the names and  titles  of all  Employees  and  Consultants  of Seller  and each
     Subsidiary  of Seller who  participate  in the Business  and their  current salary or hourly wages and other compensation from Seller or any Subsidiary of Seller, and all terms,  conditions and other requirements related to the employment  or  retention  of each such  person,  whether  written or oral, including,  without  limitation,  any and all  obligations of Seller or any
     Subsidiary  of Seller  with  respect  to  compensation,  benefits,  term of employment,  compensation  upon  termination,  geographical  limitations on place  of  employment  and  employment  policies  of  general  or  specific application.  There are no federal or state claims based on sex,  sexual or other harassment,  age, disability,  race or other discrimination or common law claims,  including claims of wrongful  termination,  by any Employee or
     Consultant,  and there are no facts or  circumstances  known to Seller that could reasonably be expected to give rise to such complaint or claim.  With respect to each  Employee and  Consultant,  Seller and each  Subsidiary  of
     Seller is, and at all times has been, in compliance  with all  Regulations, including,  without  limitation,  all Regulations  relating to occupational health and safety,  unemployment,  wages, hours, collective bargaining, the collection and payment of withholding and social security taxes and similar taxes, equal employment opportunity,  employment  discrimination,  the WARN
     Act, the Americans with  Disabilities  Act and the Family and Medical Leave
     Act of 1993.  Neither  Seller nor any Subsidiary of Seller has received any notice of any claim that it has not complied in any  material  respect with any  such  Regulations,  and,  to the  knowledge  of  Seller,  no  facts or circumstances  exist that could  provide a reasonable  basis for a claim of wrongful termination by a current or former Employee or Consultant.

     4.13  Compliance  with  Law.  Seller  and each  Subsidiary  of  Seller  has conducted  the  Business in  compliance  with all  Regulations  and Court Orders relating to the Assets or the  Business.  Neither  Seller nor any  Subsidiary of
Seller has received any notice to the effect that, or has otherwise been advised that, it is not in compliance with any such Regulations or Court Orders.

     4.14 No Brokers.  Except as described on Schedule 4.14,  neither Seller nor any officer, director,  employee or Affiliate of Seller has employed or made any agreement  with any broker,  finder or similar agent or any Person in connection with the transactions contemplated hereby.

     4.15 No Other Agreements to Transfer or Sell the Assets. Neither Seller nor
any officer,  director,  employee or Affiliate of Seller has any written or oral commitment  or legal  obligation,  absolute or  contingent,  to any other Person other than Buyer to sell, assign, transfer or effect a sale of any of the Assets
(other than Inventory in the ordinary course of business).

     4.16 Proprietary Rights.

          (a)  General.  Schedule  4.16 lists all  Proprietary  Rights of Seller related to, or necessary for the operation of, the Business.  No Subsidiary of Seller has any  Proprietary  Rights  related  to, or  necessary  for the operation of, the  Business.  Schedule 4.16 also sets forth with respect to such Proprietary Rights: (i) for each U.S. and foreign patent and patent application as applicable, the number, normal expiration date, title and  priority  information  for each  country in which such patent has been issued,  or the  application  number,  date of filing,  title and  priority information  for each  country;  (ii) for each U.S. and foreign  trademark, tradename or service mark, whether or not registered,  the date first used, the application  serial number or registration  number,  the class of goods covered,  the nature of the goods or services,  the  countries in which the names or mark is used and the  expiration  date for each country in which a trademark has been  registered;  (iii) for each U.S. and foreign  copyright for which registration has been sought, whether or not registered, the date of  creation  and first  publication  of the work,  the  number and date of registration  for each  country in which a copyright  application  has been registered; (iv) for each mask work, whether or not registered, the date of first commercial  exploitation and if registered,  the registration  number and date of  registration;  and (v) all  Proprietary  Rights in the form of licenses.  True and correct copies of all  registrations,  issued  patents, pending applications,  file histories,  invention disclosures,  prototypes, drawings  and other  documentation  and  tangible  embodiments  of works of authorship  pertaining to or embodying  such  Proprietary  Rights have been delivered to or are in the possession of Buyer.

          (b)  Adequacy.   The  Proprietary   Rights  listed  on  Schedule  4.16
     constitute  (i) all those  Proprietary  Rights used primarily in connection with the  Business or the  Assets,  and (ii) all those  Proprietary  Rights necessary for the normal conduct of the Business.

          (c)  Royalties  and  Licenses;   Non-Infringement.   There  exists  no
     contractual  obligation  to  compensate  any  Person  for  the  use  of any
     Proprietary  Rights  listed on Schedule  4.16 nor has there been granted to any Person  any  license,  option or other  rights to use in any manner any such Proprietary Rights,  whether requiring the payment of royalties or not
     (other  than in the  ordinary  course  of the  Business).  There  exists no contractual obligation,  including, without limitation, any covenant not to compete or exclusive license,  that would restrict Buyer's operation of the
     Business.  The conduct of the  Business  prior to the Closing  Date has not infringed, and to the Knowledge of Seller, the contemplated use of Seller's
     Proprietary  Rights from and after the Closing Date as set forth on Exhibit
     H will not infringe, the Proprietary Rights of any third party.

          (d) Ownership. Seller owns or has a valid right to use the Proprietary
     Rights  listed on Schedule  4.16  (including,  without  limitation,  all of
     Seller's rights to its Enterprise Content Server (aka ECS) and its products under development  including "Project LT"), and to transfer or license,  as the case may be, such Proprietary Rights to Buyer at the Closing,  and such
     Proprietary  Rights  will not cease to be valid  rights of Seller  (or upon
     Closing, of Buyer) by reason of the execution,  delivery and performance of this  Agreement or the  Ancillary  Agreements  or the  consummation  of the transactions contemplated hereby or thereby. The patents listed on Schedule
     4.16  are in full  force  and  effect  and are not  subject  to any  fines, maintenance  fees or Actions  falling  due within 90 days after the Closing
     Date.

          (e) Absence of Claims. Neither Seller nor any Subsidiary of Seller has
     received  any  notice  of  (A)  alleged  invalidity  with  respect  to  any
     Proprietary  Right listed on Schedule 4.16 or (B) alleged  infringement  of any  rights of others  due to any  activity  by Seller  involving  products derived from, or containing such  Proprietary  Rights.  To the Knowledge of
     Seller,  Seller's  use, use by any  Subsidiary  of Seller,  Buyer's use and
     Buyer's Affiliates' use after the Closing in

     the conduct of the  Business  as  currently  contemplated  and set forth on
     Exhibit H, of the  Proprietary  Rights  listed on Schedule  4.16 do not and will not infringe  upon or otherwise  violate the valid rights of any third party anywhere in the world. No other Person (i) has notified Seller or any
     Subsidiary  of Seller that it is claiming any  ownership of or right to use any Proprietary  Rights listed on Schedule 4.16 or (ii) to the Knowledge of
     Seller, is infringing upon any such Proprietary Rights in any way.

          (f) Protection   of   Proprietary   Rights.   Seller   has  taken  all
     commercially reasonable and prudent steps to protect the Proprietary Rights listed on Schedule 4.16 from  infringement by any other Person.  All of the pending  applications  for such  Proprietary  Rights  have been duly filed.
     Seller has taken all commercially reasonable steps necessary or appropriate to  safeguard  and  maintain  the secrecy and  confidentiality  of all such
     Proprietary  Rights,   including  assuring  that  all  current  and  former
     Employees and Consultants of Seller or any Subsidiary of Seller have signed agreements with Seller  conveying all  Proprietary  Rights arising from the employment or consulting  activities to Seller and have signed  Proprietary
     Rights  confidentiality   agreements.   All  tangible  embodiments  of  all
     Proprietary  Rights that  constitute  trade secrets are located at Seller's offices in Bethesda,  Maryland.  Upon Closing, Buyer will succeed to all of
     Seller's  right,  title and interest in the  Proprietary  Rights  listed on
     Schedule  4.16,  including all rights and claims to damages  regarding past infringements of such Proprietary Rights (including  Seller's right to seek
     enforcement   of  all  such   rights  to  prevent   the   infringement   or
     misappropriation thereof).

          (g) Defects and Disablement.  Each of the Seller's  software  products performs without defect in all material respects the functions described in any agreed  specifications,  statements  of work or end user  documentation provided  to  customers  of Seller.  The  Seller  has taken all  reasonable actions customary in the software industry for a company of similar size to
     Seller  to  document  the  software  and  its  operation  in  a  clear  and professional  manner.  To the  Knowledge of Seller,  the software  does not contain any  disabling  code or virus code of any nature that would  affect the customer's use of the software or any other customer activity.

     4.17 Employee Benefit Plans. Except as set forth on Schedule 4.17, from and
after  the  Closing,   Buyer  will  have  no  liability  under  any  employment,
consulting,  severance,  parachute, change in control or other similar contract, agreement,  arrangement  or policy or any plan,  arrangement  (written or oral), program, agreement or commitment providing for insurance coverage (including any self-insured  arrangements),  workers' compensation,  supplemental  unemployment benefits,  vacation benefits,  retirement benefits, life, health,  disability or accident benefits (including any "voluntary employees' beneficiary  association"
as defined  in Section  501(c)(9)  of the Code  providing  for the same or other benefits) or for deferred compensation,  profit-sharing, bonuses, stock options, stock  appreciation  rights,  stock purchases,  severance  compensation or other forms of incentive  compensation or  post-retirement  insurance  compensation or
benefits,  including,  without  limitation,  any  plan,  arrangement,   program,
agreement or commitment that is an "employee benefit plan" as defined in Section
3(3)  of the  Employee  Retirement  Income  Security  Act of  1974,  as  amended
("ERISA"),  which is entered into, maintained,  contributed to or required to be contributed  to by Seller or any ERISA  Affiliate  or under which  Seller or any
ERISA  Affiliate  may incur any  liability  and which  covers or has covered any current or former employee of Seller or any ERISA Affiliate  (each, an "Employee
Plan"). For purposes of this Agreement,  "ERISA Affiliate" means any entity that is (or at

any relevant time was) a member of a "controlled  group of  corporations"  with, under "common  control" with, or a member of an "affiliated  service group with,
Seller,  as defined in Section  414(b),  (c),  (m) or (o) of the Code,  or under
"common control" with Seller within the meaning of Section  4001(b)(1) of ERISA.
No Subsidiary of Seller has an Employee Plan.

     4.18 Tax Matters.

          (a) Filing of Tax Returns.  Seller and each  Subsidiary  of Seller has duly and  timely  filed with the  appropriate  taxing  authorities  all Tax
     Returns  required to be filed.  All such Tax Returns filed are complete and accurate in all  respects.  All Taxes owed by Seller or any  Subsidiary  of
     Seller  (whether  or not  shown on any Tax  Return)  have  been  paid.  The aggregate  unpaid Taxes of Seller and all  Subsidiaries of Seller,  (i) did
     not, as of the date of Seller's most recent audited  financial  statements, exceed the reserve for Tax  liability  (excluding  any reserve for deferred
     Taxes  established  to  reflect  timing  differences  between  book and Tax income) set forth on the face of the audited  balance  sheet  contained  in such financial statements (rather than in any notes thereto), and (ii) will not exceed that reserve as adjusted for operations and transactions through the Closing Date in accordance  with the past custom and practice of Seller in filing its Tax Returns. Except as set forth on Schedule 4.18(a), neither
     Seller nor any  Subsidiary  of Seller is currently the  beneficiary  of any extension of time within which to file any Tax Return.  Except as set forth on  Schedule  4.18(a),  no claim has ever been  made by an  authority  in a jurisdiction  where  Seller or any  Subsidiary  of Seller does not file Tax
     Returns  that  Seller or any  Subsidiary  of Seller is or may be subject to taxation by that jurisdiction.

          (b) Audits,  Investigations,  Disputes or Claims.  No deficiencies for
     Taxes  have been  claimed,  proposed  or  assessed  by any  taxing or other governmental  authority against Seller or any Subsidiary of Seller.  Except as disclosed on Schedule 4.18(b), there are no pending or, to the Knowledge of Seller, threatened audits,  investigations,  disputes or claims or other
     Actions for or relating to any  Liability  for Taxes with respect to Seller or any Subsidiary of Seller, and there are no matters under discussion with any  governmental  authorities,  or known to Seller,  with respect to Taxes that are likely to result in a material additional Liability for Taxes with respect to Seller or any Subsidiary of Seller. Audits of federal, state and local Tax Returns by the relevant  taxing  authorities  have been completed for the periods set forth on Schedule  4.18(b) and,  except as set forth in such  Schedule,  neither  Seller  nor any  Subsidiary  of  Seller,  nor any predecessor  of Seller or any  Subsidiary  of Seller has been notified that any taxing  authority  intends to audit a Tax Return for any other  period.
     Seller  has  delivered  to  Buyer  complete  and  accurate  copies  of  all examination  reports and  statements of  deficiencies  assessed  against or agreed to by Seller or any  Subsidiary  of Seller since  December 31, 1996.
     Except as set forth on Schedule 4.18(b),  neither Seller nor any Subsidiary of Seller  has waived any  statute  of  limitations  in respect of Taxes or agreed  to any  extension  of time  with  respect  to a Tax  assessment  or deficiency.  No power of attorney  granted by Seller or any  Subsidiary  of
     Seller with respect to any Taxes is currently in force.

          (c) Lien.  There are no Liens for Taxes (other than for current  Taxes not yet due and  payable) on any of the  Assets.  None of the Assets (i) is property  that is required to be treated for Tax purposes as being owned by any other  Person  (other  than  those  Assets  that are  leased);  (ii) is tax-exempt bond financed property or tax-exempt use property within the meaning of Section 168 of the Code; or (iii) directly or indirectly secures any debt the  interest on which is tax exempt under  Section  103(a) of the
     Code.

          (d) Prior Affiliated  Groups.  Except as set forth on Schedule 4.18(d)
     and except with respect to any group of which  Seller is the common  parent for tax  purposes,  Seller  does not have  Liability  for the  Taxes of any
     Person (other than Seller) (i) under Treasury  Regulations Section 1.1502-6
     (or any  similar  provision  of state,  local or  foreign  law),  (ii) as a transferee or successor, (iii) by contract, or (iv) otherwise.

          (e) Tax Sharing  Agreements.  There are no  Tax-sharing  agreements or similar arrangements  (including indemnity arrangements) with respect to or involving  Seller or any  Subsidiary of Seller,  the Assets or the Business
     and,  after the Closing Date,  none of Seller or any  Subsidiary of Seller, the  Assets  or  the  Business  shall  be  bound  by any  such  Tax-sharing agreements or similar  arrangements  or have any Liability  thereunder  for amounts due in respect of periods prior to the Closing Date.

          (f) No Withholding.  None of the transactions  contemplated hereby are subject to  withholding  under  Section  1445 of the Code.  Seller and each
     Subsidiary of Seller have withheld and paid all Taxes required to have been withheld and paid in connection with amounts paid or owing to any employee, independent  contractor,  creditor,  stockholder or other third party.  The transactions  contemplated  herein are not  subject to the tax  withholding provisions  of Section 3406 of the Code, or of Subchapter A of Chapter 3 of
     the Code or of any other provision of law.

     4.19 Insurance.  Schedule 4.19 contains a complete and accurate list of all policies or binders of fire, liability,  title, worker's  compensation,  product liability and other forms of insurance  (showing as to each policy or binder the carrier,  policy number,  coverage limits,  expiration dates, annual premiums, a general description of the type of coverage provided, loss experience history by line of  coverage)  maintained  by  Seller  or any  Subsidiary  of Seller on the
Business,  the Assets or its  employees.  All insurance  coverage  applicable to
Seller or any Subsidiary of Seller, the Business and the Assets is in full force and effect,  insures Seller or any Subsidiary of Seller in reasonably sufficient amounts against all risks usually insured against by persons  operating  similar businesses or properties of similar size in the localities where such businesses or properties  are located,  provides  coverage as may be required by applicable
Regulation  and by any and all  Contracts to which Seller or any  Subsidiary  of
Seller is a party and has been issued by insurers of recognized  responsibility.
There is no Default  under any such  coverage  nor has there been any failure to give  notice or present  any claim  under any such  coverage in a due and timely fashion.  There are no outstanding unpaid premiums except in the ordinary course of business and no notice of cancellation or nonrenewal of any such coverage has
been  received.   There  are  no  provisions  in  such  insurance  policies  for retroactive  or  retrospective  premium  adjustments.  All  products  liability, general liability and workers'  compensation  insurance  policies  maintained by
Seller or any Subsidiary of Seller have been occurrence  policies and not claims made policies. There are no outstanding performance bonds covering or issued for the benefit of the Seller or any  Subsidiary  of Seller.  Except as set forth on
Schedule  4.19,  there are no facts upon which an insurer  might be justified in reducing  coverage or increasing  premiums on existing  policies or binders.  No insurer has advised Seller or any

Subsidiary of Seller that it intends to reduce  coverage,  increase  premiums or fail to renew existing policy or binder.

     4.20 Accounts Receivable.  The accounts receivable set forth on the Interim
Balance Sheet,  and all accounts  receivable  arising since the Interim  Balance
Sheet  Date,  represent  bona fide claims of Seller  against  debtors for sales, services  performed or other charges  arising on or before the date hereof,  and all the goods delivered and services  performed which gave rise to said accounts were delivered or performed in accordance with the applicable orders,  Contracts or customer  requirements.  Said accounts receivable are subject to no defenses, counterclaims  or rights of setoff  and are fully  collectible  in the  ordinary course of business without cost in collection  efforts  therefor,  except to the extent of the appropriate  reserves for bad debts on accounts  receivable as set forth on the  Interim  Balance  Sheet and,  in the case of  accounts  receivable arising  since the Interim  Balance  Sheet Date,  to the extent of a  reasonable reserve rate for bad debts on accounts  receivable which is not greater than the rate reflected by the reserve for bad debts on the Interim Balance Sheet.

     4.21 Inventory.  Schedule 4.21 contains a complete and accurate list of all
Inventory  and the  address  at  which  the  Inventory  is  located.  All of the
Inventory and all of Seller's raw materials, work in process, finished products, wrapping,  supply and packaging items and similar items, if any, with respect to the Business,  as set forth  Interim  Balance Sheet or arising since the Interim
Balance Sheet Date, was acquired and has been  maintained in accordance with the regular  business  practices  of Seller,  consists of new and unused  items of a quality and quantity usable or saleable in the ordinary course of business,  and is valued at reasonable  amounts based on the normal  valuation policy of Seller at prices  equal to the lower of cost or  market  value on a  first-in-first-out basis.  None of such Inventory is obsolete,  unusable,  slow-moving,  damaged or unsalable in the ordinary course of business, except for such items of Inventory which have been written down to realizable  market value,  or for which adequate reserves have been provided, in the Interim Balance Sheet.

     4.22 Purchase  Commitments  and  Outstanding  Bids. As of the  date of this
Agreement,  the  aggregate  of all orders or  commitments  for the  purchase  of supplies,  materials  and  services  relating  to the  Business  does not exceed
$50,000, all of which orders and commitments were made in the ordinary course of business.  As of the date of this Agreement,  there are no claims against Seller or any  Subsidiary of Seller  outside the ordinary  course of business to return merchandise  relating  to the  Business  by reason of late  deliveries,  alleged overshipments,  defective  merchandise  or otherwise,  or of  merchandise in the hands of  customers  under  an  understanding  that  such  merchandise  would be returnable. No outstanding purchase or outstanding lease commitment of Seller or any  Subsidiary  of Seller  presently  is in excess of the normal,  ordinary and usual  requirements  of the Business.  There is no  outstanding  bid,  proposal, contract or unfilled  order which relates to the Assets which will or would,  if accepted,  have a Material Adverse Effect,  individually or in the aggregate, or will or would,  if accepted,  reasonably  be expected to result in a net loss to
Seller or any Subsidiary of Seller.

     4.23 Customers  and  Suppliers.   Schedule  4.23 sets forth a complete  and
accurate  list of the names and addresses of (i) the ten customers who purchased from the  Business the greatest  dollar  volume of products and services  during
Seller's last fiscal year and last

fiscal quarter, showing the approximate total sales in dollars by Seller to each such customer during such fiscal year and quarter; and (ii) suppliers with sales to Seller  relating to the Business  greater than $20,000 during the last fiscal year and $5,000 during the last fiscal quarter,  showing the  approximate  total purchases in dollars by Seller from each such  supplier  during such fiscal year and quarter.  Since the Interim  Balance Sheet Date,  there has been no Material
Adverse  Change in the  business  relationship  of Seller or any  Subsidiary  of
Seller with any customer or supplier  named on Schedule 4.23 with respect to the
Business or the Assets. Neither Seller nor any Subsidiary of Seller has received any written  communication  from any customer or supplier named on Schedule 4.23 of any intention to return,  terminate or materially  reduce  purchases  from or supplies to Seller or any  Subsidiary  of Seller with respect to the Business or the Assets.

     4.24 Compliance With Environmental Laws.

          (a) Definitions.  The following terms, when used in this Section 4.24, shall have the following meanings:

               (i) a "Seller" for  purposes of this  Section  4.24  includes (A)
          Seller,  (B) all  Affiliates of Seller,  (C) all  partnerships,  joint ventures and other  entities or  organizations  in which Seller was at any time or is a partner,  joint  venturer,  member or participant and
          (D)  all  predecessor  or  former  corporations,  partnerships,  joint ventures,  organizations,  businesses  or other  entities,  whether in existence  as of the  date  hereof  or at any  time  prior to the date hereof,  the  assets or  obligations  of which have been  acquired  or assumed by Seller or to which Seller has succeeded.

               (ii) "Release" means and includes any spilling, leaking, pumping,
          pouring,  emitting,  emptying,   discharging,   injecting,   escaping,
          leaching,  dumping or disposing into the  environment or the workplace
          of  any  Hazardous   Substance,   and  otherwise  as  defined  in  any
          Environmental Law.

               (iii) "Hazardous Substance"  means any pollutants,  contaminants, chemicals,  waste and any toxic, infectious,  carcinogenic,  reactive, corrosive,  ignitable  or flammable  chemical or chemical  compound or hazardous substance,  material or waste, whether solid, liquid or gas, including  any  quantity of asbestos in any form,  urea  formaldehyde,
          PCB's,  radon gas,  crude oil or any  fraction  thereof,  all forms of
          natural  gas,   petroleum  products  or  by-products  or  derivatives,
          radioactive  substance,  waste  waters,  sludges,  slag and any  other substance, material or waste that is subject to regulation, control or remediation under any Environmental Laws.

               (iv) "Environmental Laws" means all Regulations which regulate or relate to the  protection  or  clean-up of the  environment,  the use,
          treatment,   storage,   transportation,    generation,    manufacture,
          processing,  distribution,  handling  or  disposal  of,  or  emission, discharge  or  other  release  or  threatened  release  of,  Hazardous
          Substances or otherwise  dangerous  substances,  wastes,  pollution or
          materials   (whether  gas,  liquid  or  solid),  the  preservation  or protection of waterways,  groundwater,  drinking water, air, wildlife, plants or other natural resources, or the health and safety of persons or  property,  including  protection  of  the  health  and  safety  of employees.  Environmental  Laws  include the Federal  Water  Pollution
          Control Act, Resource Conservation  and Recovery Act, Clean Water Act,
          Safe Drinking Water Act,  Atomic Energy Act,  Occupational  Safety and
          Health Act, Toxic Substances Control Act,

          Clean Air Act, Comprehensive Environmental Response,  Compensation and
          Liability  Act,  Hazardous   Materials   Transportation  Act  and  all
          analogous or related federal, state or local law.

               (v) "Environmental  Conditions"  means  the introduction into the environment of any pollution,  including any contaminant,  irritant or pollutant or other Hazardous  Substance (whether or not such pollution constituted at the time thereof a violation of any  Environmental  Law as a result of any  Release of any kind  whatsoever  of any  Hazardous
          Substance) as a result of which Seller has or may become liable to any
          Person  or by  reason  of which  any of the  Assets  may  suffer or be subjected to any lien.

          (b) Notice of Violation. No Seller has received any notice of alleged, actual or  potential  responsibility  for,  or is aware of any  inquiry  or investigation with respect to the Assets or the Business regarding, (i) any
     Release or threatened Release of any Hazardous Substance at any location or
     (ii) an alleged violation of or  non-compliance  with the conditions of any
     Permit  required  under  any  Environmental  Law or the  provisions  of any
     Environmental  Law. No Seller has  received  any notice of any other claim, demand  or Action  by any  individual  or  entity  alleging  any  actual or threatened  injury or damage to any person,  property,  natural resource or the  environment  arising  from or relating  to any  Release or  threatened
     Release of any Hazardous Substances.

          (c) Environmental Conditions. To the Knowledge of Seller, there are no present  or  past  Environmental  Conditions  in any  way  relating  to the
     Business or the Assets.

          (d) Notices,  Warnings and Records. To the Knowledge of Seller, Seller
     has,  with respect to the  Business  and the Assets,  given all notices and warnings,  made  all  reports,  and has  kept and  maintained  all  records required by and in compliance with all Environmental Laws.

     4.25  Banking  Relationships.  Schedule  4.25  sets  forth a  complete  and accurate description of all arrangements that Seller has with any banks, savings and loan  associations  or other financial  institutions  providing for checking accounts,  safe deposit  boxes,  borrowing  arrangements,  and  certificates  of deposit or otherwise.

     4.26 Material Misstatements or Omissions.  No representations or warranties by Seller in this  Agreement,  nor any Ancillary  Agreement,  document,  written
information,   exhibit,   statement,   certificate  or  schedule  heretofore  or
hereinafter  furnished by Seller or any of its Representatives to Buyer pursuant hereto,  or in connection with the  transactions  contemplated  hereby or by the
Ancillary Agreements contains or will contain any untrue statement of a material fact,  or omits or will omit to state any  material  fact  necessary to make the statements or facts contained therein not misleading.  The Executive Summary was prepared in good faith and was based on reasonable  assumptions  of  management.
Except as set forth on Schedule 4.26, from the date of the Executive  Summary to the Closing Date,  there has not occurred any change,  development or event that would  cause the  information  set forth in the  Executive  Summary,  taken as a whole, to be false or misleading as of the Closing Date.

                                   ARTICLE V.
                     REPRESENTATIONS AND WARRANTIES OF BUYER

     Buyer represents and warrants to Seller as follows,  which  representations and warranties are, as of the date hereof, true and correct:

     5.1 Organization of Buyer.  Buyer is a corporation duly organized,  validly existing and in good standing under the laws of the State of Delaware. Buyer has full  corporate  power and  authority  to  conduct  its  business  as  presently conducted by it and to own and lease its  properties  and assets.  Buyer is duly qualified  to do business as a foreign  corporation  and is in good  standing in each  jurisdiction  where the character of its properties owned or leased or the nature of its activities  make such  qualification  necessary,  except where the failure to be so qualified or in good standing would not have a material adverse effect on its assets or  business.  Prior to the  execution  of this  Agreement,
Buyer has not engaged in any substantive business activities.

     5.2 Authorization.  Buyer has all requisite  corporate power and authority, and has taken all  corporate  action  necessary,  to execute  and  deliver  this
Agreement  and, if  applicable,  the Ancillary  Agreements,  to  consummate  the transactions contemplated hereby and, if applicable,  thereby and to perform its obligations  hereunder and, if applicable,  thereunder.  This Agreement has been duly  executed  and  delivered  by  Buyer  and is a  legal,  valid  and  binding obligation of Buyer,  enforceable  against  Buyer in accordance  with its terms.
Upon execution and delivery of an Ancillary  Agreement by Buyer,  such Ancillary
Agreement  shall  be  a  legal,  valid  and  binding  obligation  of  Buyer,  as applicable,  enforceable  against Buyer,  as applicable,  in accordance with its terms.

     5.3 No Conflict or Violation;  Consents. None of the execution, delivery or performance of this Agreement or any Ancillary  Agreement,  the  consummation of the transactions  contemplated  hereby or thereby,  nor compliance by Buyer with any of the provisions  hereof or thereof,  will (a) violate or conflict with any provision of the Certificate of  Incorporation or Bylaws of Buyer or (b) violate any  Regulation or Court Order.  Except as set forth on Schedule 5.3, no notices to,  declaration,  filing or  registration  with,  approvals  or consents of, or assignments by, any Persons (including any federal,  state of local governmental or administrative  authorities) are necessary to be made or obtained by Buyer in connection with the execution,  delivery or performance of this Agreement or any
Ancillary Agreement to which Buyer is a party.

     5.4  Availability  of Funds.  Buyer has available  adequate cash to pay the
Purchase Price.

     5.5 No  Brokers.  Neither  Buyer nor any  officer,  director,  employee  or
Affiliate of Seller has employed or made any agreement  with any broker,  finder or similar agent or any Person in connection with the transactions  contemplated hereby for which Seller is liable.

                                  ARTICLE VI.
                          COVENANTS OF SELLER AND BUYER

     Each of Seller,  on the one hand,  and Buyer,  on the other hand,  covenant with the other as follows:

     6.1  Further  Assurances.  Upon the terms  and  subject  to the  conditions contained  herein,  the  parties  agree,  in each case both before and after the
Closing,  (i) to use all reasonable  efforts to take, or cause to be taken,  all actions  and to do,  or  cause to be  done,  all  things  necessary,  proper  or advisable to consummate and make effective the transactions contemplated by this
Agreement  and the  Ancillary  Agreements  (including  the  transfer of Flexible
Spending  Account  balances for the Designated  Employees),  (ii) to execute any documents,  instruments  or  conveyances  of any kind  which  may be  reasonably necessary  or  advisable  to  carry  out  any of the  transactions  contemplated hereunder and  thereunder,  and (iii) to cooperate with each other in connection with the foregoing.

     6.2  Non-Solicitation.  Until the fifth  anniversary  of the Closing  Date,
Seller shall not, directly or indirectly,  and will not permit any Subsidiary or controlled  Affiliate  of Seller  to, (i) offer  employment  to or seek to offer employment  to any  Designated  Employee  who is employed by Buyer or any of its
Affiliates  on or  after  the  Closing  Date or any  employee  of  Buyer  or any successor or Affiliate of Buyer which is engaged in the  Business,  unless Buyer or such successor or Affiliate first  terminates the employment of such employee or gives its written  consent to such  employment or offer of  employment,  (ii)
induce or attempt to induce any Designated  Employee who is employed by Buyer or any of its  Affiliates  on or after the Closing Date or any employee of Buyer or any  successor  or  Affiliate of Buyer which is engaged in the Business to leave the  employ of Buyer or any of its  Affiliates  or (iii)  induce or  attempt  to induce any customer, supplier, vendor, licensee or business relation of Buyer or any  of  its  Affiliates  to  cease  doing  business  with  Buyer  or any of its
Affiliates or in any way interfere with the  relationship  between any customer, supplier,  vendor,  licensee  or  business  relation  of  Buyer  or  any  of its
Affiliates.  Seller shall not be  precluded  from hiring any such person who (i)
initiates  discussions  regarding such employment or (ii) responds to any public advertisement placed by Seller.

     6.3 Noncompetition Covenant. Seller agrees that during the period beginning on the Closing Date and continuing for a period of 5 years  thereafter,  it will not, and will not permit any Subsidiary or controlled  Affiliate,  for itself or any other Person,  to directly or indirectly,  either as an employee,  employer,
independent   contractor,   consultant,   agent,   principal,   owner,  partner,
stockholder,   member,  officer,   director,  or  in  any  other  individual  or
representative capacity (collectively,  the "Restricted Capacity"), own, manage, operate,  work  for,  consult  with,  advise,  control,  finance,  guaranty  the performance of, or otherwise engage or participate in any manner whatsoever,  in any  business  or  other  activities  that  in  any  manner  whatsoever  are  in
competition  with  the  Business  (collectively,   the  "Restricted  Activity"),
anywhere  in the  United  States  of  America  and  throughout  the  world  (the
"Restricted  Territory").  Seller  acknowledges that (x) the businesses of Buyer and its Affiliates are international in scope, (y) its products and services are marketed throughout the Restricted  Territory,  and (z) Buyer and its Affiliates
compete  with other  businesses  that are or could be located in any part of the
Restricted Territory.  The parties hereto agree that the duration and geographic scope  of the  non-competition  provisions  set  forth in this  Section  6.3 are reasonable. In the event that any court determines that the

duration  or the  geographic  scope,  or both,  are  unreasonable  and that such provision  is to that extent  unenforceable,  the parties  hereto agree that the provision shall remain in full force and effect for the greatest time period and in the greatest area that would not render it unenforceable.  The parties intend that this Section 6.3 shall be deemed to be a series of separate covenants,  one for each and  every  county  of each and  every  state of the  United  States of
America  and each and every  political  subdivision  of each and  every  country outside  the United  States of America  where this  provision  is intended to be effective. Seller agrees that damages are an inadequate remedy for any breach of this provision and that Buyer shall, whether or not it is pursuing any potential remedies at law, be entitled to equitable  relief in the form of preliminary and permanent  injunctions  without  bond or  other  security  upon  any  actual  or threatened breach of this non-solicitation and non-competition provision.

     6.4 Financial Statements.

          (a) Seller,  at Buyer's expense for the  costs of  Deloitte and Touche
     LLP,  shall prepare and deliver  to Buyer  as soon as  practicable  but not later than sixty (60) days after the Closing Date financial statements  for the Business audited by Deloitte and Touche LLP for the year ended December
     31, 2001,  including a year end balance sheet dated as of December 31, 2001 and related  statements  of income and cash flows  for the Business for the year then ended.  Seller shall use its best efforts to respond to  requests of Buyer and its Representatives in connection with the preparation of such audited financial statements.

          (b)  In the  event  that  Buyer  concludes  that  it is  necessary  or advisable to prepare  financial  statements  regarding the Business for any other  periods  prior to Closing,  Seller  agrees to cooperate  with Buyer, provide it with  reasonable  access to  appropriate  financial  records and personnel in a manner not  disruptive to ordinary  business  activities and direct its independent  accountants to assist Buyer.  Any fees and expenses of the outside independent accountants shall be paid by Buyer.

     6.5 Insurance  Policies.  Seller shall use its  reasonable  best efforts to cause each of Buyer and FileNET Corporation, a Delaware corporation, to be named as an "additional  insured" party under all of Seller's  Directors and Officers,
General  Liability,  Excess  Liability,  Employment  Practices  and  Errors  and
Omissions insurance policies listed on Schedule 4.19 within seven (7) days after the Closing Date, and shall use its reasonable  best efforts to either cause the coverage  under such  policies to be extended  for a period of at least one year after  the  Closing  Date  or,  if such  policies  are  terminated  prior to the expiration of such period, to purchase  "Extended  Reporting Periods" under such policies for such period.

                                  ARTICLE VII.
                             CONSENTS TO ASSIGNMENT

     7.1 Consents to Assignment. Notwithstanding any provision of this Agreement to the contrary,  this Agreement shall not constitute an agreement to assign any
Contract,  Permit or any claim or right or any  benefit  arising  thereunder  or resulting therefrom if an attempted assignment thereof, without the consent of a party thereto, would constitute a Default thereof or in any way adversely affect the  rights of Buyer  thereunder.  If such  consent  is not  obtained,  or if an attempted  assignment  thereof would be  ineffective  or would affect the rights thereunder so Buyer would

not receive all such rights, Seller will cooperate with Buyer, in all reasonable respects,  to provide to Buyer the benefits under any such  Contract,  Permit or any claim or right,  including  enforcement  for the benefit of Buyer of any and all rights of Seller against a third party thereto arising out of the Default or cancellation by such third party or otherwise.

                                 ARTICLE VIII.
                  ACTIONS BY SELLER AND BUYER AFTER THE CLOSING

     8.1 Books and Records; Tax Matters.

          (a) Books and Records.  Each party agrees that it will  cooperate with and make available to the other party,  during normal business  hours,  all
     books  and  records,   information  and  employees   (without   substantial
     disruption of  employment)  retained and  remaining in existence  after the
     Closing which are  necessary or useful in connection  with any tax inquiry, employee matter, audit, investigation or dispute or any other investigation or  litigation or for any other  appropriate  administrative  purpose.  The party requesting any such books and records, information or employees shall bear all of the  out-of-pocket  costs and  expenses  (including  attorneys'
     fees,  but  excluding  reimbursement  for salaries  and employee  benefits)
     reasonably  incurred in connection  with  providing such books and records, information or employees and shall maintain the confidentiality of all such information.

          (b)  Cooperation  and  Records  Retention.  Buyer and Seller  agree to furnish or cause to be furnished to the other, upon request, as promptly as practicable,  such information and assistance relating to the Assets or the
     Business, including, without limitation, access to books and records, as is reasonably  necessary for the filing of all Tax Returns by Buyer or Seller, the making of any election relating to Taxes, the preparation for any audit by any taxing authority,  and the prosecution or defense of any claim, suit or  proceeding  relating to any Tax.  Each of Buyer and Seller shall retain all books and records with respect to Taxes pertaining to the Assets or the
     Business for a period of at least six years  following the Closing Date. At the end of such period, each party shall provide the other with at least 10 days prior written notice before transferring, destroying or discarding any such books and records, during which period the party receiving such notice can  elect  to take  possession,  at its own  expense,  of such  books  and records.  Buyer and  Seller  shall  cooperate  fully with each other in the conduct of any audit,  litigation  or other  proceeding  relating  to Taxes involving the Assets or the Business.  Buyer and Seller further agree, upon request,  to use their  best  efforts to obtain  any  certificate  or other document  from any  governmental  authority  or any other  Person as may be necessary  to mitigate,  reduce or eliminate  any Tax that could be imposed
     (including,   but  not  limited  to,  with  respect  to  the   transactions
     contemplated hereby).

          (c)  Notices.  Seller  shall  promptly  notify  Buyer in writing  upon receipt by Seller of notice of any pending or  threatened  federal,  state, local  or  foreign  Tax  audits  or  assessments  relating  to the  income, properties  or  operations  of Seller  that  reasonably  may be expected to relate to the Assets or the Business.

          (d) Transfer  Taxes.  All transfer,  documentary,  sales,  use, stamp, registration,  value added,  and other such similar  Taxes  (including  all applicable  real estate  transfer  Taxes) and related fees  (including  any penalties and interest)

     incurred  in  connection   with  this   Agreement   and  the   transactions
     contemplated  hereby  (collectively,  "Transfer  Taxes")  shall  be paid by
     Seller when due, and Seller will,  at its own expense,  file all  necessary
     Tax Returns and other documentation with respect to all such Transfer Taxes and,  if  required  by  applicable  law,  Buyer  will,  and will  cause its
     Affiliates  to,  join in the  execution  of any such Tax  Returns and other
     documentation.   Seller  shall  have  provided   Buyer  with  (i)  evidence
     satisfactory to Buyer that such Transfer Taxes have been paid by Seller and
     (ii) a clearance  certificate or similar  document(s) which may be required by any  state  taxing  authority  to  relieve  Buyer of any  obligation  to withhold any portion of the payments to Seller pursuant to this Agreement.

          (e) Characterization of Payments. Except as otherwise provided in this
     Agreement,  any payments made to any Buyer  Indemnified  Party  pursuant to
     Section 8.3 shall  constitute an adjustment of the  consideration  paid for the  Assets  for Tax  purposes  and shall be  treated  as such by Buyer and
     Seller on their Tax Returns to the extent permitted by law.

          (f) FIRPTA Certificate. Seller shall deliver to Buyer at the Closing a
     certificate,   duly  executed  and  acknowledged,  in  form  and  substance
     satisfactory  to  Buyer,   certifying  the  facts  that  would  exempt  the
     transactions   contemplated   hereby  from  withholding   pursuant  to  the
     provisions of the Foreign Investment in Real Property Tax Act.

          (g) Allocation of Taxes.

               (i) To the  extent not  otherwise  allocated  in this  Agreement,
          Seller shall be  responsible  for and shall  promptly pay when due all
          Taxes  levied  with  respect  to the  Assets or the  Business  for any
          Pre-Closing Tax Period that is not part of a Straddle Period.

               (ii) All Taxes  (other than  income  Taxes of Seller and Taxes of
          Seller in the  nature of income  Taxes)  levied  with  respect  to the
          Assets or the  Business  for any Straddle  Period  (collectively,  the
          "Apportioned   Obligations")   shall  be   apportioned   between   the
          Pre-Closing Tax Period and the  Post-Closing  Tax Period that are part of such Straddle Period as follows: (A) in the case of any Taxes other than sales, use,  transaction or excise Taxes and other similar Taxes, based on the  proportion  that  the  number  of days of such  Straddle
          Period  included in the  Pre-Closing Tax Period and the number of days of such  Straddle  Period  included  in the  Post-Closing  Tax Period, respectively,  bear to the  total  number  of  days  in such  Straddle
          Period,  and (B) in the case of any sales, use,  transaction or excise
          Taxes or other similar  Taxes,  as if the relevant Tax period ended on
          the  Closing  Date.   Seller  shall  be  liable  for  the  Apportioned
          Obligations apportioned to the Pre-Closing Tax Period, and Buyer shall
          be  liable  for  the  Apportioned   Obligations   apportioned  to  the
          Post-Closing Tax Period.

               (iii) Upon receipt by Buyer,  on the one hand, or Seller,  on the other,  of any bill for Taxes  relating to the Assets or the Business, the party receiving such bill (the "Recipient  Party")  promptly shall present a statement  to the other party (the  "Other  Party")  setting forth  the  amount of such  Taxes for which the Other  Party is liable under this Section 8.1(g),  together with such supporting  evidence as is  reasonably  necessary to calculate  the amount of such Taxes to be apportioned  between a Pre-Closing  Tax Period and a Post-Closing  Tax
          Period.  The apportioned  amount of Taxes for which the Other Party is liable shall be paid by the Other Party to the Recipient  Party within fifteen (15) days after  delivery of such statement to the Other Party by the Recipient Party. If Seller is liable for an amount of

          Taxes due on a bill  received by Buyer,  Buyer shall have the right to offset  any  amount  to be paid by Buyer to Seller  hereunder  by such amount of Taxes.  The  Recipient  Party shall be  responsible  for the timely  payment of the Taxes to which such bill relates.  In the event that Buyer, on the one hand, or Seller,  on the other,  shall make any payment to any Taxing or other  authority of any Taxes  apportioned to the other  party  under this  Section  8.1(g),  the other  party shall reimburse the paying party for the amount of such Taxes apportioned to the other party  promptly but in no event later than fifteen (15) days after the  presentation  by the paying  party of a  statement  setting forth  the  amount  of  reimbursement  to which  the  paying  party is
          entitled  along  with  such  supporting   evidence  as  is  reasonably
          necessary to calculate the amount of such  reimbursement.  The portion of any refund of Taxes attributable to amounts  apportioned  hereunder to and paid or reimbursed by the party not receiving such refund shall be the property of the party not receiving such refund,  and the party receiving  such refund shall  promptly pay to the party not  receiving such refund that portion of such refund so attributable.

               (iv)  Notwithstanding  the  foregoing,  none  of  Buyer,  or  its
          Affiliates,  successors  and assigns,  shall be liable for, and Seller shall,  jointly  and  severally,  indemnify  and hold  Buyer  (and its
          Affiliates,  successors and assigns) harmless from and against (i) any
          Taxes of Seller  levied  with  respect to the  Assets or the  Business attributable  to periods (or portions of periods)  ending on or before the  Closing  Date,  or (ii) any other  Taxes  (including  any and all income  Taxes and Taxes in the  nature of income  Taxes) of Seller for any periods.

     8.2 Survival of Representations.  All of the representations and warranties made by Seller in this  Agreement,  the Ancillary  Agreements or in any exhibit, schedule,  the Disclosure  Schedule or certificate  delivered by Seller pursuant hereto shall  survive the Closing until (and claims based upon or arising out of such  representations and warranties may be asserted at any time before) the one
year   anniversary   of  the  Closing   Date;   provided,   however,   that  the
representations  and warranties  contained in Sections 4.6, 4.17,  4.18 and 4.24
(or in any related exhibit,  schedule  (including the Disclosure  Schedule),  or certificate)  shall  survive  until sixty (60) days after the  expiration of the applicable  period of  limitations  (giving  effect to any waivers or extensions thereof).  Buyer  shall  be  entitled  to  rely  upon  the  representations  and warranties  of  Seller  set  forth in this  Agreement.  The  termination  of the representations and warranties provided herein shall not affect Buyer in respect of any claim made by Buyer in reasonable  detail in a writing received by Seller prior to the expiration of the applicable  survival period provided herein.  All of the  representations  and  warranties  made by Buyer in this  Agreement,  the
Ancillary  Agreements  or in any  exhibit  or  certificate  delivered  by  Buyer pursuant  hereto  shall  survive  the Closing  until (and  claims  based upon or arising out of such  representations  and warranties may be asserted at any time before) the one year anniversary of the Closing Date.

     8.3 Indemnification.

          (a) By Seller. Subject to the limitations set forth in Section 8.3(f),
     Seller shall indemnify, save and hold harmless Buyer and its Affiliates and their respective  Representatives  (each, a "Buyer Indemnified Party") from and  against any and all costs,  losses  (including  diminution  in value),
     Taxes, Liabilities,  obligations, damages, lawsuits, deficiencies,  claims, demands,  and expenses (whether or not arising out of third-party  claims), including interest,  penalties, costs of mitigation,  reasonable attorneys'
     fees and all amounts paid

     in  investigation,  defense or settlement of any of the foregoing  (herein,
     "Damages"),  incurred in connection with, arising out of, resulting from or incident to:

               (i)  any  breach  of  any  representation  or  warranty,  or  the inaccuracy of any  representation or warranty,  made by Seller in this
          Agreement or in any Ancillary Agreement;

               (ii) any breach of any  covenant or  agreement  made by Seller in this Agreement or in any Ancillary Agreement;

               (iii) any Liability of Seller, other than the Assumed Liabilities, including  Liabilities  under  any  Contract  for  goods  or  services provided prior to the Closing Date,  whether based on a contract right or on a  theory of negligence,  breach of warranty,  strict  liability, enterprise  liability or any other legal or equitable  theory  arising from defects in any products sold by Seller or from services performed by or on  behalf  of  Seller  or any  other  Person on or prior to the
          Closing Date; and

               (iv) any claim of infringement of a Proprietary  Right of a third party arising out of the design,  manufacture,  use,  sale,  offer for sale, importation or any other activity with respect to any product or the operation of the Business.

     The term  "Damages"  as used in this  Section 8.3 is not limited to matters asserted by third parties  against an Indemnified  Party,  but includes  Damages incurred or  sustained  by the  Indemnified  Party in the absence of third party claims. The indemnification  provisions hereof shall be in addition to any other remedy available to any Indemnified Party.

          (b)  Buyer  Indemnification.  Buyer  shall  indemnify,  save  and hold harmless Seller from and against any and all Damages incurred in connection with, arising out of, resulting from or incident to:

               (i)  any  breach  of  any  representation  or  warranty,  or  the inaccuracy of any  representation  or warranty,  made by Buyer in this
          Agreement or in any Ancillary Agreement;

               (ii) any breach of any  covenant  or  agreement  made by Buyer in this Agreement or any Ancillary Agreement;

               (iii) any Assumed Liability and any liability  arising out of the ownership or operation of the Assets (other than the Excluded  Assets)
          after the Closing Date.

          (c) Procedure for Claims between Parties. If a claim for Damages is to be made by an Indemnified Party entitled to indemnification hereunder, such party  shall give  written  notice to the  Indemnifying  Party,  as soon as practicable  after  such  Indemnified  Party  becomes  aware  of any  fact, condition or event which may give rise to Damages for which indemnification may be sought under this Section 8.3. Any failure to submit any such notice of claim to the Indemnifying Party shall not relieve the Indemnifying Party of any liability hereunder,  except to the extent the Indemnifying Party is actually prejudiced by such failure. The Indemnifying Party shall be deemed to have  accepted the notice of claim and the  Indemnifying  Party shall be deemed to have agreed to pay the Damages at issue if the

     Indemnifying   Party  does  not  send  a  notice  of  disagreement  to  the
     Indemnified  Party within 10 days after  receiving the written  notice of a claim.

          (d)  Defense of Third  Party  Claims.  If any  lawsuit or  enforcement action is filed against an Indemnified Party,  written notice thereof shall be given to the Indemnifying  Party from whom  indemnification is sought as promptly as practicable (and in any event within 15 calendar days after the service of the citation or summons).  The failure of any Indemnified  Party to give timely notice hereunder shall not affect rights to  indemnification hereunder,  except to the extent that the Indemnifying  Party  demonstrates that it was actually prejudiced by such failure.  After such notice, if the
     Indemnifying  Party  acknowledges in writing to the Indemnified  Party that the Indemnifying  Party shall be obligated under the terms of its indemnity hereunder in connection with such lawsuit or action,  then the Indemnifying
     Party shall be entitled, if it so elects at its own cost, risk and expense,
     (i) to take  control of the defense and  investigation  of such  lawsuit or action, (ii) to employ and engage attorneys of its own choice to handle and defend the same  unless  the named  parties  to such  action or  proceeding include both the  Indemnifying  Party and the  Indemnified  Party,  and the
     Indemnified  Party has been advised in writing by counsel that there may be one or more legal  defenses  available to such  Indemnified  Party that are different from or additional to those available to the Indemnifying  Party,
     in  which  event  such  Indemnified   Party  shall  be  entitled,   at  the
     Indemnifying Party's cost, risk and expense, to separate counsel of its own choosing, and (iii) to compromise or settle such claim, which compromise or settlement  shall be made only with the written  consent of the  applicable
     Indemnified  Party,  such  consent  not to be  unreasonably  withheld.  The
     Indemnified  Party shall  cooperate  in all  reasonable  respects  with the
     Indemnifying  Party  and its  attorneys  in the  investigation,  trial  and defense  of such  lawsuit  or  action  and any  appeal  arising  therefrom;
     provided,  however,  that  the  Indemnified  Party  may,  at its own  cost, participate  in the  investigation,  trial and  defense of such  lawsuit or action and any appeal arising  therefrom.  The parties shall cooperate with each other in any  notifications  to insurers.  If the  Indemnifying  Party fails to assume the  defense of such claim  within 15  calendar  days after receipt of the notice of claim,  the  Indemnified  Party against which such claim has been asserted will (upon delivering  notice to such effect to the
     Indemnifying  Party)  have the  right  to  undertake,  at the  Indemnifying
     Party's cost,  risk and expense,  the defense,  compromise or settlement of such claim on behalf of and for the account  and risk of such  Indemnifying
     Party;  provided,  however,  that such claim  shall not be  compromised  or settled  without  the  written  consent of the  Indemnifying  Party,  which consent  shall  not be  unreasonably  withheld.  If the  Indemnified  Party assumes  the  defense of the  claim,  the  Indemnified  Party will keep the
     Indemnifying Party reasonably informed of the progress of any such defense, compromise or settlement.  The  Indemnifying  Party shall be liable for any settlement of any action  effected  pursuant to and in accordance with this
     Section  8.3 and for any final  judgment  (subject to any right of appeal), and the  Indemnifying  Party  agrees to  indemnify  and hold  harmless  the
     Indemnified Party from and against any Damages by reason of such settlement or judgment.

          (e) Resolution of Conflicts and Claims.

               (i) In case an Indemnifying  Party shall object in writing to any claim for indemnification  made by an Indemnified Party in any written notice of a claim, such Indemnifying Party and Indemnified Party shall attempt  in good  faith to agree  upon the  rights  of the  respective parties  with  respect  to each  of  such  claims.  If  Seller  is the
          Indemnifying Party and Seller and

          Buyer should so agree, with respect to amounts to be paid to the Buyer
          Indemnified  Party from the Escrow  Amount  pursuant to the  preceding sentence,  a memorandum setting forth such agreement shall be prepared and signed by both parties and shall be furnished to the Escrow Agent.
          The Escrow Agent shall be entitled to rely on any such  memorandum and distribute  funds from the Escrow Amount in accordance  with the terms thereof.

               (ii) If no agreement can be reached after good faith  negotiation
          under  Section  8.3(e)(i),   either  the  Indemnifying  Party  or  the
          Indemnified  Party may demand  mediation  of the  dispute,  unless the amount  of the  damage  or loss is at issue  in a  pending  action  or proceeding  involving  a  claim  by a  third  party,  in  which  event mediation  shall not be commenced  until such amount is ascertained or
          both  parties  agree  to  mediation.   In  any  such  mediation,   the
          Indemnifying  Party  and the  Indemnified  Party  agree  to  employ  a mediator  from the  American  Arbitration  Association  (the "AAA") to assist them in reaching  resolution  of such dispute  according to the
          Commercial  Mediation  Rules  of the  AAA.  The  mediator  shall  be a corporate attorney  practicing in Orange County,  California,  with at least  fifteen (15) years  experience  in  acquisitions.  The fees and expenses of the mediator  shall be shared equally by Buyer and Seller.
          If,  after any such  mediation,  Seller and Buyer should agree as to a portion of a claim to be paid to the Buyer  Indemnified Party from the
          Escrow  Amount,  a memorandum  setting forth such  agreement  shall be prepared and signed by both Seller and Buyer and shall be furnished to the Escrow  Agent.  The Escrow  Agent shall be entitled to rely on any such  memorandum  and  distribute  funds  from the  Escrow  Amount  in accordance with the terms thereof.  If after reasonable  efforts,  and over a period of sixty  (60)  days,  the  parties  are unable to reach agreement on such dispute utilizing the mediator, the parties shall be permitted to proceed with any other remedy available to such party.

          (f) Limitation on Indemnity. Seller shall not have any liability under
     Section 8.3(a) for any Damages until the aggregate  amount otherwise due to all Buyer  Indemnified  Parties exceeds an accumulated total of One Hundred
     Thousand Dollars ($100,000) (the "Indemnity Threshold"), and once the Buyer
     Indemnified  Parties have incurred or suffered  aggregate Damages exceeding the Indemnity Threshold, the Buyer Indemnified Parties shall be entitled to the full  amount of all  Damages  relating  back to the first  dollar.  The
     Indemnity  Threshold shall not apply with respect to Damages arising out of
     (i) a breach of representation or warranty contained in Sections 4.6, 4.17,
     4.18,  4.24,  and (ii) any Existing  Litigations.  Buyer shall not have any liability  under this Section  8.3(b) for any Damages  until the  aggregate amount  otherwise due to Seller exceeds the Indemnity  Threshold,  and once
     Seller has incurred or suffered  aggregate  Damages exceeding the Indemnity
     Threshold,  Seller  shall be  entitled  to the full  amount of all  Damages relating back to the first dollar.

                                  ARTICLE IX.
                                MISCELLANEOUS

     9.1 Assignment. Prior to the Closing, neither this Agreement nor any of the rights or  obligations  hereunder may be assigned by any party without the prior written consent of the other parties, except that all or a portion of the rights and  obligations  of  Buyer  hereunder  may  be  assigned  to  any  wholly-owned
Subsidiary of Buyer.  Subject to the foregoing,  this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective  successors and permitted assigns, and except as to Buyer Indemnified
Parties, no other Person shall have any right,  benefit or obligation under this
Agreement as a third party beneficiary or otherwise.

     9.2 Notices. All notices,  requests, demands and other communications which are required or may be given under this Agreement  shall be in writing and shall be deemed to have been duly given when  received if personally  delivered;  when transmitted if transmitted by confirmed  telecopy;  the day after it is sent, if sent for  next day  delivery  to a  domestic  address  by  recognized  overnight delivery service (e.g., Federal Express); and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent:

                  If to Seller, addressed to:

                           eGrail Inc.
                           c/o Mercator Broadband Partners
                           One Fountain Square
                           11911 Freedom Drive, Suite 1080
                           Reston, Virginia 20190
                           Attention: Marc Charon
                           Telecopy:  (703) 995-5535

                           With a copy to:

                           Piper Marbury Rudnick and Wolfe LLP
                           1200 Nineteenth Street, N.W.
                           Washington, District of Columbia 20036-2430
                           Attention: Edwin M. Martin, Jr., Esq.
                           Telecopy:  (202) 223-2085

                  If to Buyer, addressed to:

                           3565 Acquisition Corporation
                           3565 Harbor Boulevard
                           Costa Mesa, California 92626
                           Attention: Lee D. Roberts
                           Telecopy:  (714) 327-3232

                  With a copy to:

                           Latham and Watkins
                           650 Town Center Drive, 20th Floor
                           Costa Mesa, California 92626
                           Attention: R. Scott Shean, Esq.
                           Telecopy:  (714) 755-8290

or to such other place and with such other copies as either party may  designate as to itself by written notice to the others.

     9.3 Choice of Law.

          (a) THIS AGREEMENT  SHALL BE CONSTRUED,  INTERPRETED AND THE RIGHTS OF
     THE  PARTIES  DETERMINED  IN  ACCORDANCE  WITH  THE  LAWS OF THE  STATE  OF
     CALIFORNIA (WITHOUT REFERENCE TO THE CHOICE OF LAW PROVISIONS OF CALIFORNIA
     LAW).

          (b) Each party hereby  irrevocably and  unconditionally  submits,  for itself and its property,  to the jurisdiction of the courts of the State of
     California and of the United States District Court of the Southern District
     of California,  and any appellate court from any thereof,  in any action or proceeding  arising out of or relating to this  Agreement or any  Ancillary
     Agreement,  or for recognition or enforcement of any judgment,  and each of the parties hereto hereby irrevocably and  unconditionally  agrees that all claims  in  respect  of any such  action  or  proceeding  may be heard  and determined  in such  State  or, to the  extent  permitted  by law,  in such
     Federal  court.  Each of the parties hereto agrees that a final judgment in any such action or proceeding  shall be  conclusive  and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that any party may otherwise have to bring any action or proceeding relating to this Agreement or any  Ancillary  Agreement  against  the other or its  properties  in the courts of any  jurisdiction  to  enforce  any  judgment,  order or  process entered by such courts situated within the State of California or to enjoin any violations  hereof or thereof or for relief ancillary hereto or for any other  lawful  purpose.  Each  party  further  agrees  that any  action  or proceeding brought against the other, shall be brought only in the State of
     California or to the extent permitted by law, in such Federal court.

          (c) Each party hereby irrevocably and  unconditionally  waives, to the fullest extent it may legally and  effectively do so, any objection that it may now or  hereafter  have to the  laying of venue of any suit,  action or proceeding  arising out of or relating to this  Agreement or any  Ancillary
     Agreement in any court referred to in the  immediately  preceding  section.
     Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an  inconvenient  forum to the maintenance of such action or proceeding in any such court.

          (d) Each party  agrees  that so long as any of its  obligations  under this  Agreement  shall be  outstanding,  it shall maintain a duly appointed agent for the service of summons  and other  legal  process in the State of
     California for purposes of any legal action,  suit or proceeding brought by the other in respect of such obligations,  and shall keep the other advised of the identity and location of such agent. Each party further  irrevocably consents, if for any reason there is no authorized agent for the service of process in  California,  to the  service of process  out of said  courts by mailing  copies  thereof to the other at its address for notices in Section
     9.2 The serving of process in the manner  provided in this  Section  9.3(d)
     shall be deemed  personal  service and accepted by each party as such,  and shall be valid and  binding  upon each  party for all the  purposes  of any action,  suit or proceeding in any jurisdiction.  Nothing in this Agreement will affect the right of any party to this  Agreement  to serve  process in any other manner permitted by law.

          (e) To the extent  that any party has or  hereafter  may  acquire  any immunity from  jurisdiction of any court or from any legal process (whether from service or notice, attachment

     prior to judgment, attachment in aid of execution,  execution or otherwise)
     with  respect  to itself or its  property,  such party  hereby  irrevocably waives such immunity in respect of its obligations  under this Agreement or any Ancillary Agreement.

     9.4 Entire Agreement; Amendments and Waivers. This Agreement, the Ancillary
Agreements,  together  with  all  exhibits  and  schedules  hereto  and  thereto
(including the Disclosure  Schedule),  and the Confidentiality  Agreement (which the parties  agree shall  terminate on the Closing Date)  constitute  the entire agreement  among  the  parties  pertaining  to the  subject  matter  hereof  and supersedes all prior agreements,  understandings,  negotiations and discussions, whether  oral or written,  of the  parties.  This  Agreement  may not be amended except by an  instrument  in  writing  signed  on behalf of each of the  parties hereto. No amendment, supplement, modification or waiver of this Agreement shall be binding  unless  executed  in writing  by the party to be bound  thereby.  No waiver  of any of the  provisions  of this  Agreement  shall be  deemed or shall constitute a waiver of any other provision hereof (whether or not similar),  nor shall such waiver  constitute a continuing  waiver  unless  otherwise  expressly provided.

     9.5 Multiple  Counterparts.  This  Agreement may be executed in one or more counterparts,  each of  which  shall be  deemed  an  original,  but all of which together shall constitute one and the same instrument.

     9.6 Expenses.  Except as otherwise specified in this Agreement,  each party hereto shall pay its own legal,  accounting,  out-of-pocket  and other  expenses incident to this Agreement and the Ancillary  Agreements and to any action taken by such party in  preparation  for carrying  this  Agreement  and the  Ancillary
Agreements into effect.

     9.7  Invalidity.  If any one or more of the  provisions  contained  in this
Agreement or in any other instrument referred to herein,  shall, for any reason, be held to be invalid,  illegal or  unenforceable  in any  respect,  then to the maximum extent permitted by law, such invalidity, illegality or unenforceability shall not  affect  any  other  provision  of this  Agreement  or any other  such instrument.

     9.8 Publicity.  No party to this Agreement shall issue any press release or make any public statement  regarding the transactions  contemplated hereby or by the Ancillary  Agreements,  without  prior written  approval of the other party, other than any such disclosure  which the counsel to a party believes is legally required to be made.

     9.9 Cumulative  Remedies.  All rights and remedies of each party hereto are cumulative  of each  other and of every  other  right or remedy  such  party may otherwise  have at law or in equity,  and the  exercise of one or more rights or remedies shall not prejudice or impair the concurrent or subsequent  exercise of other rights or remedies.

     9.10  Attorneys'  Fees. If any party to this Agreement  brings an action to enforce its rights under this Agreement,  the prevailing party shall be entitled to recover its costs and expenses,  including,  without  limitation,  reasonable attorneys' fees,  incurred in connection with such action,  including any appeal of such action.

     9.11  Preservation  of   Confidentiality.   Seller   acknowledges  that  in
connection  with its  historical  ownership of the Business it has had access to confidential proprietary information regarding the

Business,  including technical,  manufacturing or marketing information,  ideas, methods, developments,  inventions, improvements, business plans, trade secrets, scientific or statistical data, diagrams, drawings, specifications, customer and supplier lists,  know-how or other  proprietary  information  relating  thereto, together with all analyses, compilations, studies or other documents, records or data,  as the case may be, which  contain or otherwise  reflect or are generated from  such  information  ("Confidential  Information").  The term  "Confidential
Information"  does  not  include  information  which  is  or  becomes  generally available to the public other than as a result of a disclosure by a party or its
Representatives or becomes available to such party on a  non-confidential  basis
from  a  source  other  than  the  other  party  or  any  of  their   respective
Representatives.  All Confidential Information shall be maintained in confidence by Seller and not used for any purpose adverse to the interests of Buyer.

     IN WITNESS  WHEREOF,  the parties  hereto  have caused this Asset  Purchase
Agreement to be duly executed on their  respective  behalf,  by their respective officers  thereunto  duly  authorized,  all as of the day and year  first  above written.

                                         3565 ACQUISITION CORPORATION,
                                         a Delaware corporation

                                         By:      /s/  Sam M. Auriemma

                                         Name:    Sam M. Auriemma

                                         Its:     Chief Financial Officer

                                         EGRAIL INC.,
                                         a Delaware corporation

                                         By:      /s/  Joseph P. Payne

                                         Name:    Joseph P. Payne

                                         Its:     CEO