Form 10-Q
period 2002-06-30
FILENET CORP
filed 2002-08-14
CIK 706015

==================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 12, 2002, there were 35,627,846 shares of the  Registrant's  common stock outstanding.

==================================================================================

                               FILENET CORPORATION
                                      Index

                                                                           Page
                                                                         Number

PART I.            FINANCIAL INFORMATION..................................... 3

Item 1.            Condensed Consolidated Financial Statements............... 3

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations   ................... 13

Item 3.            Quantitative and Qualitative Disclosures about........... 24
                   Market Risk

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                         FILENET CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                (In thousands, except share amounts)

                                                             June 30,        December 31,
                                                                2002                2001
 ASSETS
 Current assets:
   Cash and cash equivalents                            $     84,290        $    107,502
   Short-term investments                                     67,395              64,660
   Accounts receivable, net                                   53,420              36,909
   Inventories, net                                            2,535               2,993
   Prepaid expenses and other current assets                  12,701               9,521
   Deferred income taxes                                       2,779               2,779
   Total current assets                                      223,120             224,364

 Property, net                                                40,748              44,206
 Long-term investments                                        17,008                   -
 Goodwill                                                     16,581               9,953
 Intangible assets, net                                        3,317                 182
 Deferred income taxes                                        21,436              21,445
 Other assets                                                  5,624               1,489

     Total assets                                       $    327,834        $    301,639

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                     $     11,102        $      8,282
   Customer deposits                                           3,920               4,848
   Accrued compensation and benefits                          20,814              17,804
   Unearned maintenance revenue                               43,044              30,996
   Income taxes payable                                        4,930               3,999
   Other accrued liabilities                                  11,515              13,685

   Total current liabilities                                  95,325              79,614

 Unearned maintenance revenue and other
   liabilities                                                 4,978               6,200
 Commitments and contingencies

 Stockholders' equity:
   Preferred stock - $.10 par value; 7,000,000 shares
     authorized; none issued and outstanding                       -                   -
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 36,711,966 shares issued and
     35,613,966 shares outstanding at June 30, 2002; and
     36,389,682 shares issued and 35,291,682 shares
     outstanding at December 31, 2001                        203,129             199,526
   Retained earnings                                          48,004              44,906
   Accumulated other comprehensive loss                       (9,035)            (14,040)
                                                             242,098             230,392
   Treasury stock, at cost; 1,098,000 shares                 (14,567)            (14,567)
   Net stockholders' equity                                  227,531             215,825

     Total liabilities and stockholders' equity         $    327,834        $    301,639

  See accompanying notes to condensed consolidated financial statements.

                                             FILENET CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                     (In thousands, except per share data)

                                         Three Months Ended June 30,          Six Months Ended June 30,

                                              2002             2001              2002             2001

 Revenue:
   Software                              $  34,350        $  28,788         $  65,590        $  61,531
   Customer Support                         37,281           32,690            73,844           61,829
   Professional services and education      14,491           18,707            30,327           35,934
   Hardware                                  2,105            2,663             4,707            8,048
   Total revenue                            88,227           82,848           174,468          167,342

 Costs:
   Software                                  2,510            1,343             4,591            3,383
   Customer Support                          9,807           11,466            19,895           23,452
   Professional services and education      13,187           16,340            26,642           33,331
   Hardware                                  1,585            1,943             3,510            5,474
   Total cost of revenue                    27,089           31,092            54,638           65,640

     Gross Profit                           61,138           51,756           119,830          101,702

 Operating expenses:
   Research and development                 19,088           19,524            36,393           35,612
   Selling, general and administrative      41,366           43,618            81,843           86,777
   In-process research and development         400                -               400                -

   Total operating expenses                 60,854           63,142           118,636          122,389

 Operating income (loss)                       284          (11,386)            1,194          (20,687)

 Other income (loss), net                    1,921           (1,836)            2,829             (166)

 Income (loss) before income taxes           2,205          (13,222)            4,023          (20,853)

 Provision (benefit) for income taxes          471           (2,527)              925           (4,587)
 Net income (loss)                        $  1,734        $ (10,695)         $  3,098        $ (16,266)

 Earnings (loss) per share:
   Basic                                  $    0.05       $   (0.30)         $    0.09       $   (0.46)
   Diluted                                $    0.05       $   (0.30)         $    0.08       $   (0.46)

 Weighted average shares outstanding:
   Basic                                     35,543          35,281             35,452          35,139
   Diluted                                   36,741          35,281             36,983          35,139

  See accompanying notes to condensed consolidated financial statements.

                                                          FILENET CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)
                                                            (In thousands)

                                           Three Months Ended June 30,       Six Months Ended June 30,

                                                2002             2001            2002             2001

 Net income (loss)                         $   1,734        $ (10,695)      $   3,098        $ (16,266)

 Other comprehensive income (loss):
   Foreign currency translation
    adjustments 1                              5,401           (1,439)          4,991           (4,628)
 Unrealized gains on securities:
    Unrealized holding gains 2                    89               75              14               91
 Total other comprehensive income (loss)       5,490           (1,364)          5,005           (4,537)
 Comprehensive income (loss)                   7,224          (12,059)          8,103          (20,803)

1  net of tax effect of $3,601 and $(959) for the three  months ended June 30, 2002 and 2001,  respectively and  net of tax effect  of  $3,327  and  $(3,085)  for the  six months  ended  June 30, 2002  and  2001, respectively

2  net of  tax effect  of  $59 and $50  for the three  months  ended June 30, 2002 and  2001,  respectively and net of tax effect of $9 and $61 for the six months ended June 30, 2002 and 2001, respectively

 See accompanying notes to condensed consolidated financial statements.

                                             FILENET CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In thousands)

                                                                   Six Months Ended June 30,
                                                                    2002                 2001

Cash flows from operating activities:
Net income (loss)                                              $   3,098           $ (16,266)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Purchased in-process research and development                    400                    -
    Depreciation and amortization                                 10,724               11,936
    Loss on sale of fixed assets                                      10                  115
    Provision for doubtful accounts                                  612                  611
    Deferred income taxes                                              9                  (27)
    Changes in operating assets and liabilities, net
      of the effects of acquisition:
      Accounts receivable                                        (15,403)              28,604
      Inventories                                                    458                 (453)
      Prepaid expenses and other current assets                   (3,969)                 260
      Accounts payable                                             2,630               (5,252)
      Accrued compensation and benefits                            2,438               (6,420)
      Customer deposits and advances                                (983)               4,823
      Accrued legal fees                                               -                4,022
      Unearned maintenance revenue                                 9,845               14,934
      Income taxes payable                                           886               (8,645)
      Other                                                       (5,015)              (2,457)
Net cash provided by operating activities                          5,740               25,785

Cash flows from investing activities:
Capital expenditures                                              (6,506)              (9,809)
Proceeds from sale of property                                        40                   83
Note receivable from officer                                      (1,900)                   -
Cash paid for acquisition                                         (9,359)                   -
Purchases of marketable securities                               (73,497)             (72,995)
Proceeds from sales and maturities of marketable
  securities                                                      55,100               40,303
Net cash used in investing activities                            (36,122)             (42,418)

Cash flows from financing activities:
Proceeds from issuance of common stock                             3,603                5,510
Principal payments on capital lease obligations                     (854)                (109)
Net cash provided by financing activities                          2,749                5,401

Effect of exchange rate changes on cash and cash
  equivalents                                                      4,421               (3,041)

Net decrease in cash and cash equivalents                        (23,212)             (14,273)
Cash and cash equivalents, beginning of year                     107,502              101,497
Cash and cash equivalents, end of period                      $   84,290            $  87,224

Supplemental cash flow information:
Interest paid                                                 $       51            $      12

Income taxes paid                                             $      120            $   4,097

See accompanying notes to condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements  of FileNET  Corporation  (the  "Company")  reflect  adjustments
     (consisting of normal  recurring  adjustments)  necessary to present fairly the financial  position of the Company at June 30, 2002, the results of its operations  and its  comprehensive  operations for the three and six months ended June 30,  2002 and 2001 and its cash  flows for the six months  ended
     June 30,  2002 and  2001.  Certain  information  and  footnote  disclosures normally  included in financial  statements  have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission
     ("SEC"),  although  the  Company  believes  that  the  disclosures  in  the condensed  consolidated  financial  statements  are  adequate to ensure the information  presented  is not  misleading.  These  condensed  consolidated financial  statements  should be read in conjunction  with the consolidated financial  statements and notes thereto,  and  Management's  Discussion and
     Analysis of Financial Condition and Results of Operations, contained in the
     Company's Annual Report on Form 10-K for the fiscal year ended December 31,
     2001 filed with the SEC on March 28, 2002.  The results of  operations  for the interim periods are not necessarily indicative of the operating results for the year.

     Certain  reclassifications  have been made to the  prior  year's  condensed
     consolidated   financial  statements  to  conform  to  the  current  year's presentation.

2.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statement of Financial  Accounting  Standards ("SFAS") No. 133, "Accounting
     for  Derivative  Instruments  and  Hedging  Activities."  SFAS No.  133, as
     amended,  is effective for fiscal years beginning after June 15, 2000. SFAS
     133,  as  amended,  established  accounting  and  reporting  standards  for derivative instruments including certain derivative instruments embedded in other contracts that were not formerly  considered  derivatives and now may meet the definition of a derivative.  Additionally,  this standard requires all  derivatives  to be reported on the  balance  sheet at fair value.  For derivatives  that are  fair  value  hedges,  changes  in the fair  value of derivatives  are offset by the  change in fair value of the hedged  assets, liabilities,  or  firm  commitments.  The  Company  adopted  this  standard effective  January  1, 2001 with no  significant  effect to its  results of operations, financial position, or cash flows.

     In June 2001, the FASB issued SFAS No. 141, "Business  Combinations," which was effective  immediately.  SFAS No. 141 requires that the purchase method of accounting be used for all business  combinations  initiated  after June
     30, 2001; and it eliminated the  pooling-of-interests  method. The adoption of this  standard  did  not  have a  significant  impact  on the  Company's consolidated financial statements.  The Company's April 2002 acquisition of certain assets and certain  liabilities of eGrail,  Inc. has been accounted for in compliance with this pronouncement (see Note 3 for details).

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets," which the Company  adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than  goodwill to be amortized  over their useful lives unless these  lives are  determined  to be  indefinite.  In  accordance  with this
     Standard,  the Company no longer  amortizes  goodwill and  indefinite  life intangible  assets but  evaluates  their  carrying  value  annually or when events or circumstances indicate that their carrying value may be impaired.
     Assembled    workforce    no   longer   meets   the    definition    of   a
     separately-identified  intangible  asset under the  provisions  of SFAS No.
     141, and the balance of $182,000 was reclassified as goodwill at January 1,
     2002. The Company ceased  amortizing the goodwill  balance of $10.1 million from its 2000  acquisition of Applications  Partner,  Inc. as of January 1,
     2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional  impairment review. The first step of this review was completed by June 30, 2002 with the  determination of the fair value of the
     Company's  reporting  units in order to identify  whether the fair value of
     each   reporting   unit    is   less   than    its   carrying   amount.  In
     the  event  that the  fair  value of the  reporting  unit is less  than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill  exceeds the implied  value.  The Company determined that it did not have a transitional  impairment of goodwill. The
     Company had no indefinite life intangible  assets as of January 1, 2002. If estimates  change,  a  materially  different  impairment  conclusion  could result.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or
     Disposal  of  Long-Lived   Assets."  This  Statement   addresses  financial
     accounting  and reporting for the  impairment of long-lived  assets and for the disposal of long-lived assets and discontinued operations. SFAS No. 144 superseded  SFAS No. 121,  "Accounting  for the  Impairment  of  Long-Lived
     Assets and for  Long-Lived  Assets to be Disposed Of," and is effective for fiscal  years  beginning  after  December  15,  2001.  The adoption of this
     Standard on January 1, 2002 did not have a material impact on the Company's financial position and results of operations.

     In November 2001, the FASB  announced  Emerging  Issues Task Force ("EITF")
     Topic No.  D-103,  "Income  Statement  Characterization  of  Reimbursements
     Received for Out-of-Pocket Expense Incurred",  is required to be applied in financial  reporting  periods  beginning  after December 15, 2001. The EITF
     requires   companies   to   characterize    reimbursements   received   for
     out-of-pocket   expenses  as  revenues  in  the  statement  of  operations.
     Historically,   the  Company  has  netted   reimbursements   received   for
     out-of-pocket  expenses  against the related  expenses in the  statement of operations.  Application of this EITF requires that  comparative  financial statements for prior periods be  reclassified  to comply with the guidance.
     The Company  adopted  this EITF as of January 1, 2002 and has  reclassified its prior  period  consolidated  financial  statements  to  conform  to the current  presentation.  The  adoption  of this EITF did not have a material effect on total revenues or gross margin  percentages  and has no impact on results of operations as it required an equivalent increase to both revenue and cost of revenue. Revenue and cost of revenue for the three months ended
     June 30, 2001  increased by $642,000 and  increased by $1.2 million for the six months ended June 30, 2001.

     In July 2002, the FASB issued SFAS 146,  "Accounting  for Costs  Associated with Exit or Disposal Activities," which addresses financial accounting and reporting  for  costs  associated  with  exit or  disposal  activities  and supersedes EITF Issue 94-3,  "Liability  Recognition  for Certain  Employee
     Termination Benefits and Other Costs to Exit an Activity (including Certain
     Costs  Incurred  in  a  Restructuring)."   SFAS  146  requires  that  costs
     associated  with exit or disposal  activities be  recognized  when they are incurred  rather  than at the date of a  commitment  to an exit or disposal plan.  SFAS 146 also  establishes  that the liability  should  initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS 146 for  exit or  disposal  activities  that  are  initiated  after
     December 31, 2002.

3.   ACQUISITIONS

     On April 2, 2002, the Company  acquired  certain assets and assumed certain liabilities of eGrail, Inc.  ("eGrail"),  a Web content management company, for $9.0 million in cash. This strategic  acquisition  provides  additional
     Web Content  Management  ("WCM")  software  application  capabilities  that enhance the Company's position in the Enterprise Content Management ("ECM")
     market.  These  enhancements  are expected to expand our ECM  offerings and contributed to the purchase price that resulted in goodwill.  In accordance with  SFAS No.  141,  "Business  Combinations,"  the  acquisition  has been accounted for under the purchase  method of accounting.  The purchase price for eGrail consisted of $9.0 million cash and direct  acquisition  costs of
     $359,000. The purchase price was allocated as follows (in thousands):

             Net tangible assets                             $      581
             Goodwill                                             5,793
             Patents                                                 24
             Acquired technology                                  3,300
             In-process research and development                    400
             Liabilities assumed                                   (739)
                                                             $    9,359

     The amount  allocated to in-process  research and  development and acquired technology was determined through established  valuation  techniques in the
     high-technology   industry  by  an   independent   third-party   appraiser.
     In-process  research and development was expensed upon acquisition  because
     technological   feasibility   had  not  been   established  and  no  future
     alternative uses existed. New product development underway at eGrail at the time of the  acquisition  included the next generation of their Web Content
     Management  product  that was in the early  stages  of  design  and only 5%
     complete at the date of the  acquisition.  The cost to complete the project was estimated at  approximately  $3.0 million to occur over a  twelve-month period. As of June 30, 2002 the Company has incurred approximately $906,000 of research and development  expenses related to the project. The remaining purchase price was primarily allocated to tangible assets and goodwill. The acquired  technology  of $3.3  million  was  assigned a useful life of five years and patents of $24,000 were  assigned a useful life of two years.  In accordance  with SFAS No. 142,  goodwill  will not be amortized but will be reviewed for impairment on an annual basis.  Goodwill is tax deductible for this asset purchase.

     Actual  results  of  operations  of eGrail,  as well as certain  assets and liabilities  acquired  on April 2,  2002,  are  included  in the  condensed consolidated financial statements from the date of acquisition.  Therefore, the  Company's  financial  results for the three months ended June 30, 2002 include the actual results of eGrail for this period. The pro forma results of  operations  data for the six month periods ended June 30, 2001 and 2002 presented  below assume that the acquisition had been made at the beginning of fiscal 2001. The pro forma data is presented for informational  purposes only and is not necessarily  indicative of the results of future operations
     nor  of  the  actual   results  that  would  have  been  achieved  had  the
     acquisitions taken place at the beginning of fiscal 2001 (in thousands):

                                              Six Months Ended June 30,
                                                  2002              2001

         Revenue                           $   175,220       $   170,528
         Net Income (Loss)                       1,515           (17,269)
         Earnings (Loss) per share:

            Basic                                 0.04             (0.49)

            Diluted                               0.04             (0.49)

     Alliant Partners acted as financial  advisors to eGrail in this transaction and was paid  approximately  $500,000 by eGrail.  John Savage,  a member of
     FileNET's  Board of Directors and the Audit Committee of FileNET's Board of
     Directors,  is  Managing  Partner of  Alliant  Partners  and,  accordingly, recused  himself  from  all  discussions  related  to the  transaction  and abstained from voting on this transaction.

4.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

     In  acquisitions  accounted  for using the  purchase  method,  goodwill  is recorded as the  difference,  if any,  between the aggregate  consideration paid  for an  acquisition  and  the  fair  value  of the net  tangible  and identified  intangible  assets  acquired.  Statement  No. 142 requires that ratable  amortization  of  goodwill  and  indefinite  life  intangibles  be replaced  with  periodic  review and  analysis  of  goodwill  for  possible impairment.  Intangible  assets with definite  lives must be amortized over their  estimated  useful lives. On January 1, 2002 the Company adopted SFAS
     No. 142, and as a result, goodwill is no longer amortized. Summarized below are the  effects on net income  (loss)  per share data if the  Company  had followed the amortization  provisions of SFAS 142 for all periods presented
     (in thousands, except per share amounts):

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                            2002            2001          2002          2001

     Net income (loss):
        As reported                                     $  1,734       $ (10,695)     $  3,098     $ (16,266)
        Add:  goodwill amortization, net of taxes              -             617             -         1,200

           Adjusted net income (loss)                   $  1,734       $  (10,078)    $   3,098    $  (15,066)

     Basic net income (loss) per share:
        As reported                                     $   0.05       $   (0.30)     $   0.09     $   (0.46)
        Add:  goodwill amortization, net of taxes              -            0.02             -          0.03

           Adjusted basic net income (loss) per
             share                                      $   0.05       $   (0.28)     $   0.09     $   (0.43)

     Diluted net income (loss) per share:
        As reported                                     $   0.05       $   (0.30)     $   0.08     $   (0.46)
        Add:  goodwill amortization, net of taxes              -            0.02             -          0.03

           Adjusted diluted net income (loss) per
             share                                      $   0.05       $   (0.28)     $   0.08     $   (0.43)

     Note:  Goodwill  and  intangible  assets  were  allocated  to  our  Ireland subsidiary  and therefore the following  tables reflect  amounts  resulting from foreign exchange translation.

     The  following  table  presents  the changes in goodwill  allocated  to the reportable segments during the first six months of 2002 (in thousands):

                                     Balance at                                      Foreign     Balance at
                                   December 31,                                     Currency       June 30,
                                           2001      Acquired     Adjustments    Fluctuation           2002

        Software                      $   4,914     $   3,654        $     90       $    322      $   8,980
        Customer support                  3,271           406              60            215          3,952
        Professional services
         and education                    1,768         1,733              32            116          3,649
        Hardware                              -             -               -              -              -

          Total                       $   9,953     $   5,793        $    182       $    653      $  16,581

     The   adjustments   during   the   first  six   months   were  due  to  the
     reclassification of assembled  workforce  intangible to goodwill at January
     1, 2002 as a result of the  adoption  of SFAS 142.  The  acquired  goodwill resulted from the acquisition of eGrail in April 2002.

     Acquired  technology and patents are the Company's only  intangible  assets subject to amortization under Statement No. 142. These assets were recorded in connection  with the April 2002 eGrail  acquisition and are comprised of the following as of June 30, 2002 (in thousands):

                                                     Accumulated
                                        Gross       Amortization           Net

         Acquired technology        $   3,468          $     173     $   3,295
         Patents                           25                  3            22

                                    $   3,493          $     176     $   3,317

     Acquired technology is being amortized over a useful life of five years and patents are being  amortized over a useful life of two years.  Amortization expense for amortizing  intangible assets was $168,190 for the three months ended June 30, 2002 and estimated future  amortization  expense  (excluding foreign exchange effect) of purchased intangible assets as of June 30, 2002 is as follows (in thousands):

                             Fiscal
                               Year            Amount
          2002 (remaining 6 months)           336,380
                               2003           672,760
                               2004           663,190
                               2005           660,000
                               2006           660,000
                               2007           165,000

                                        $   3,157,330

5.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed by dividing net income (loss)
     for the period by the weighted average number of common shares  outstanding during the period.  Diluted  earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury stock method.  The dilutive loss  per  share  excludes  these  adjustments,  as  the  impact  would  be anitidilutive.  The following table sets forth the computation of basic and diluted  earnings (loss) per share for the  three and six months ended June
     30, 2002 and 2001:

      (In thousands, except per share amounts)    Three months ended June 30,        Six months ended June 30,
                                                         2002           2001              2002             2001

        Net income (loss)                           $   1,734     $  (10,695)        $   3,098        $ (16,266)

        Shares used in computing
           basic earnings (loss) per share             35,543         35,281            35,452           35,139
        Dilutive effect of stock plans                  1,198              -             1,531                -
        Shares used in computing
           diluted earnings (loss) per share           36,741         35,281            36,983           35,139

         Earnings (loss) per basic share            $    0.05     $    (0.30)        $    0.09        $   (0.46)
         Earnings (loss) per diluted share          $    0.05     $    (0.30)        $    0.08        $   (0.46)

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     In June  1997,  the FASB  issued  SFAS No.  130,  "Reporting  Comprehensive
     Income." SFAS No. 130 requires  enterprises to report  comprehensive income and its components in general-purpose  financial  statements.  SFAS No. 130 was effective for the Company beginning January 1, 1998.  Accordingly,  the
     Company has prepared  Statements of  Comprehensive  Operations  for the six
     months ended June 30, 2002. Accumulated other comprehensive loss as of June
     30, 2002 is comprised of the following:

                                                       Foreign      Unrealized            Accumulated
                                                      Currency         Holding                  Other
                                                   Translation           Gains          Comprehensive
           (in thousands)                           Adjustment         (Losses)            Operations

            Balance, December 31, 2001            $   (14,079)       $      39           $    (14,040)
            Current period changes                      4,991               14                  5,005
            Balance June 30, 2002                 $    (9,088)       $      53           $     (9,035)

7.   OPERATING SEGMENT DATA

     The Company has prepared  operating segment  information in accordance with
     SFAS No. 131,  "Disclosures  About  Segments of An  Enterprise  and Related
     Information,"  to report  components  that are  evaluated  regularly by the
     Company's  chief  operating  decision  maker,  or decision making group, in deciding  how to  allocate  resources  and in  assessing  performance.  The
     Company is organized  geographically  and by line of business.  The line of business  management  structure is the primary  basis upon which  financial performance is assessed and resources allocated.

     The Company's  reportable  operating  segments include  Software,  Customer
     Support,  Professional Services and Education,  and Hardware.  The Software
     operating  segment  develops and markets the Company's  Enterprise  Content
     Management and Business Process Management software products.  The Customer
     Support  segment  provides  after-sale  support  for  software,  as well as providing software upgrades pursuant to the Company's right to new versions program. The Professional Services and Education segment provides fee-based implementation  and technical  services  related to the Company's  software products,  and also  provides  training.  The  Hardware  operating  segment manufactures  and  markets  the  Company's  line  of  Optical  Storage  And
     Retrieval ("OSAR") libraries. The financial results of the segments reflect allocation of certain  functional  expense  categories  consistent with the basis  and  manner in which  Company  management  internally  disaggregates financial  information  for the  purpose of  assisting  in making  internal operating decisions,  which are not the same as GAAP reporting. The Company evaluates  performance  based on  stand-alone  segment  operating  results.
     Because the Company  does not evaluate  performance  based on the return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

     Operating  segments  data for the three and six months  ended June 30, 2002 and 2001 are as follows:

                                           Three months ended June 30,     Six months ended June 30,
        In thousands                             2002            2001            2002          2001
       Software
         Revenue                          $    34,350     $    28,788    $    65,590    $    61,531
         Operating loss                       (12,984)        (19,530)       (25,408)       (34,699)

       Customer Support
         Revenue                          $    37,281     $    32,690    $    73,844    $    61,829
         Operating income                      14,480           9,844         28,145         18,195

       Professional Services and
         Education Revenue                $    14,491     $    18,707    $    30,327    $    35,934
         Operating loss                        (1,234)         (1,306)        (1,679)        (3,777)

       Hardware
         Revenue                          $     2,105     $     2,663    $     4,707    $     8,048
         Operating income (loss)                   22            (394)           136           (406)

       Total
         Revenue                          $    88,227     $    82,848    $   174,468    $   167,342
         Operating income (loss)                  284         (11,386)         1,194        (20,687)

8.   LEGAL PROCEEDINGS

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

9.   RELATED PARTY TRANSACTIONS

     In  July  2001,  the  Compensation  Committee  of the  Company's  Board  of
     Directors  entered into discussions  with Lee Roberts,  the Company's Chief
     Executive  Officer,  regarding a secured loan by the Company to Mr. Roberts to enable him to  purchase  a home in Orange  County,  California.  In July
     2001, the Compensation  Committee forwarded its recommendation to the Board to approve, in principle,  a secured loan, in the amount of $1.2 million to
     Mr. Roberts.  In September 2001, the Compensation  Committee  approved,  in principle,  an increase  in the  previously  requested  loan amount to $1.9 million,  subject to review of final loan  documents  and  approval  of the
     Board.  In May 2002,  the  Compensation  Committee  reviewed  proposed loan documentation  for  a  secured  loan  to  Mr.  Roberts  and  forwarded  its recommendation  to the Board to approve  the loan on the terms set forth in the loan  documents.  The loan  documents  provided  that the loan would be secured by the real estate purchased by Mr. Roberts.  Subsequently, on June
     5, 2002,  the Board approved the loan documents and the loan. The authority to grant such a loan is "grand fathered" under Section 13 of the Securities
     Exchange Act of 1934, as amended by Section 402 of the  Sarbanes-Oxley  Act on July 30, 2002.
                                       12

     As of June 30, 2002,  FileNET had an  outstanding  secured note  receivable from  Mr.  Roberts  in the  amount  of $1.9  million  that  relates  to the above-referenced  loan  and is  included  in other assets on the  condensed consolidated  balance  sheet.  The note bears  interest at 2.89% per annum.
     Accrued interest on the principal  balance of this note is payable annually beginning  February 15, 2003 and on each February 15th thereafter until the entire  principal  balance  becomes due. The entire  outstanding  principal balance of this note and any  accrued  interest  is due and  payable at the earliest  of (a)  June 7,  2005,  (b) one  year  after  termination  of Mr.
     Roberts' employment by the Company, or (c) ninety (90) days after voluntary termination of employment by Mr. Roberts. The difference between the stated
     interest rate of the Note and a fair value interest rate of 7% was recorded as a  discount  that is  being  amortized  over  the  term  of the  Note to compensation expense using the effective interest method.

10.  FOREIGN CURRENCY TRANSACTIONS

     As of June 30, 2002, we had forward foreign exchange contracts  outstanding totaling  approximately  $1,192,809 eight  currencies.  These contracts are opened on the last  business  day of the  quarter and mature  within  three months.  Accordingly,  the fair value of such contracts is zero at June 30,
     2002.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
of Operations

This Quarterly Report on Form 10-Q contains  forward-looking  statements  within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E
of the  Securities  Exchange  Act of 1934,  as  amended,  and Section 27A of the
Securities Act of 1933, as amended,  and is subject to the safe harbors  created by those sections.  These forward-looking  statements are subject to a number of risks and  uncertainties,  including  those  discussed in "Risk Factors That May
Affect  Future  Results"  below and in the notes to our  consolidated  financial statements  for the year ended  December  31, 2001.  The actual  results that we achieve may differ materially from any forward-looking statements, which reflect management's  opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors described below and in other  documents we file from time to time with the  Securities  and Exchange
Commission,  including  our Annual Report on Form 10-K for the fiscal year ended
December 31, 2001.

Overview

FileNET  Corporation  develops,  markets,  implements  and  services  Enterprise
Content Management ("ECM") and Business Process Management software products and
eBusiness applications and solutions for selected vertical markets. Our software products enable  organizations  to improve  operational  efficiency and leverage their  content  resources  through the  delivery  of  efficient,  flexible,  and scalable  eBusiness process  management  solutions.  We also offer  professional services and training for the  implementation  of these software  solutions,  as well as 24 hours a day, seven days a week technical  support and services to our customers on a global basis.

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

Revenue Recognition.  Revenues  from  sales of software  licenses  sold  through direct and  indirect  channels,  which do not  contain  multiple  elements,  are recognized upon shipment of the related product if the requirements of Statement of Position ("SOP") 97-2, as amended,  are met. If the requirements of SOP 97-2, including  evidence of an  arrangement,  delivery,  fixed or  determinable  fee, collectibility or vendor specific evidence about the value of an element are not met at the date of shipment,  revenue is not recognized  until such elements are known  or  resolved.  Software  license  revenue  for  arrangements  to  deliver unspecified  additional  software  products in the future is recognized  ratably over the term of the arrangement,  beginning with the initial shipment.  Revenue from  post-contract  customer support is recognized ratably over the term of the contract. Revenue from professional services and education is recognized as such services are  delivered  and  accepted by the  customer.  Anticipated  losses on fixed-price  contracts are  recognized in the period when they become known.  We recognize other revenue at the time of product delivery and accrue any remaining costs, including vendor obligations. Based on historical experience, we maintain a sales return  allowance for the estimated amount of potential  returns.  While such returns have  historically  been minimal and within our expectations of the allowances established,  we cannot guarantee that we will continue to experience the same return rates that we have in the past.

Accounts Receivable.  We evaluate the creditworthiness of our customers prior to order fulfillment and we perform ongoing credit  evaluations of our customers to adjust  credit  limits  based on  payment  history  and the  customer's  current creditworthiness.  We monitor  collections  from our  customers  and  maintain a provision for estimated credit losses that is based on historical experience and
on  specific  customer   collection  issues.   While  such  credit  losses  have
historically  been within our  expectations and the provisions  established,  we cannot  guarantee that we will continue to experience the same credit loss rates that we  have  in the  past.  Since  our  revenue  recognition  policy  requires customers to be  creditworthy,  our accounts  receivable  are based on customers whose payment is reasonably  assured.  Our accounts  receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer  would have a material adverse impact on our financial position.

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

Accounting for Impairment or Disposal of Long-Lived  Assets.  We account for the impairment and disposition of long-lived assets in accordance with the Statement of  Financial  Accounting  Standards  ("SFAS")  No.  144,  "Accounting  for  the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In
accordance  with SFAS No. 144,  long-lived  assets to be held are  reviewed  for events or changes in  circumstances  that indicate that their carrying value may not be  recoverable.  In August 2001, the Financial  Accounting  Standards Board
("FASB")  issued  SFAS No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived Assets." This statement addresses financial  accounting and reporting for the  impairment  of  long-lived  assets and for the  disposal of  long-lived assets.  SFAS No. 144 superseded SFAS No. 121, and is effective for fiscal years beginning  after December 15, 2001. We evaluate the carrying value of intangible assets for impairment of value based on  undiscounted  future cash flows,  which are subject to change.  While we have not  experienced  impairment of intangible assets in prior periods,  we cannot  guarantee that there will not be impairment in the future.

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

                                                 Three months ended June 30,        Six months ended June 30,
                                                      2002            2001            2002             2001
Revenue:
   Software                                           38.9%          34.7%          37.6%           36.8%
   Customer support                                   42.3            39.5            42.3             36.9
   Professional services and
    education                                         16.4            22.6            17.4             21.5
   Hardware                                            2.4             3.2             2.7              4.8
Total Revenue                                        100.0           100.0           100.0            100.0

Cost of revenue:
   Software                                            2.8             1.6             2.6              2.0
   Customer support                                   11.1            13.8            11.4             14.0
   Professional services and
    education                                         15.0            19.7            15.3             19.9
   Hardware                                            1.8             2.4             2.0              3.3
      Total cost of revenue                           30.7            37.5            31.3             39.2

Gross Profit                                          69.3            62.5            68.7             60.8

Operating expenses
Research and development                              21.6            23.6            20.9             21.3
Selling, general and administrative                   46.9            52.6            46.9             51.9
In-process research and development                    0.5               -             0.2                -
      Total operating expenses                        69.0            76.2            68.0             73.2

Operating income (loss)                                0.3           (13.7)            0.7            (12.4)
Other income, net                                      2.2            (2.2)            1.6             (0.1)
Income (loss) before income tax                        2.5%         (15.9)%           2.3%          (12.5)%

Revenue

Total  revenue  was $88.2  million  for the three  months  ended  June 30,  2002 compared to $82.8 million for the three months ended June 30, 2001, representing an increase of $5.4 million, or 6%. Total revenue was $174.5 million for the six months  ended June 30,  2002 and $167.3  million for the  comparable  six months ended June 30, 2001,  representing  an increase of $7.2 million,  or 4%. As more fully discussed below, the increase in total revenue was primarily  attributable to an increase in software  and customer  support  revenue  partially  offset by lower professional services and education revenue.

Software  revenue  consists of fees earned from the  licensing  of our  software products to customers.  Software revenue  increased by 19%, or $5.6 million,  to
$34.4  million for the three months  ended June 30, 2002 from $28.8  million for the three months ended June 30, 2001;  and increased by 7%, or $4.1 million,  to
$65.6  million for the six months ended June 30, 2002 from $61.5 million for the six months  ended June 30, 2001.  Software  revenue  represented  38.9% of total revenue  for the three  months  ended June 30,  2002  compared  to 34.7% for the comparable  period of 2001, and represented  37.6% of total revenues for the six months ended June 30, 2002 compared to 36.8% for the comparable  period of 2001.
Compared to 2001, the increases in software revenue in 2002 are primarily due to increased  revenue from channel partners across most  geographies.  While we saw signs of potential  improvement  in customer  spending in the second  quarter of
2002, we are not currently  able to assess the likely trend of software  revenue in future periods due to the continued slowdown in IT spending.

Customer  support  revenue   consists  of  revenue  from  software   maintenance
contracts,  "fee for service" revenues and the sale of spare parts and supplies.
Customer support revenue increased by 14%, or $4.6 million, to $37.3 million for the three  months  ended June 30, 2002 from $32.7  million for the three  months ended June 30, 2001;  and increased by 19%, or $12.0  million,  to $73.9 million for the six months  ended June 30,  2002 from $61.9  million  for the six months ended June 30, 2001. Customer support revenue represented 42.3% of total revenue for the three  months ended June 30, 2002  compared to 39.5% for the  comparable period of 2001; and represented 42.3% of total revenues for the six months ended
June 30, 2002 compared to 36.9% for the comparable  period of 2001. The increase in  customer  support  revenue  was  primarily  due to the growth in our base of customers who receive ongoing  maintenance as a result of new customer sales and sales of  additional  products to our  installed  base along with a high rate of renewal on the existing base.  However,  the occurrence of a prolonged  economic slowdown that continues to reduce software  revenue will result in a decrease in the future growth rate of customer support revenue.

Professional   services  and  education  revenue  is  generated  primarily  from consulting  and  implementation  services  provided to end users of our software products,  technical  consulting services provided to our resellers and training services  provided  to  end  users  and  resellers.  Professional  services  are generally  performed on a time and  material  basis.  Professional  services and education  revenue  decreased by 22%, or $4.2 million,  to $14.5 million for the three months  ended June 30, 2002 from $18.7  million for the three months ended
June 30, 2001;  and decreased by 16%, or $5.6 million,  to $30.3 million for the six months  ended June 30,  2002  compared to $35.9  million for the  comparable period of 2001. Professional services and education revenue represented 16.4% of total revenue for the three months ended June 30, 2002 compared to 22.6% for the comparable  period in 2001, and represented  17.4% of total revenues for the six months ended June 30, 2002 compared to 21.5% for the comparable  period of 2001.
Professional  services and education  revenue  generally  reflects the trends in software  revenue that  occurred two to three  quarters  prior.  The decrease in professional  services and  education  revenue in 2002 compared to 2001 resulted primarily  from  decreased  software  revenue  that  occurred  in 2001  due to a slowdown in IT spending.  A prolonged  economic  slow down,  which  continues to negatively affect software revenue, will most likely continue to have a negative impact on professional services and education revenue.

Hardware revenue is generated primarily from the sale of 12-inch Optical Storage and Retrieval  ("OSAR")  libraries.  Hardware revenue  decreased by 21%, or $0.6 million,  to $2.1  million  for the three  months  ended June 30, 2002 from $2.7 million for the three months  ended June 30, 2001 and  decreased by 42%, or $3.4 million, to $4.7 million for the six months ended June 30, 2002 compared to $8.1 million for the comparable period of 2001.  Hardware revenue represented 2.4% of total  revenue for the three months ended June 30, 2002 compared to 3.2% for the comparable  period of 2001, and  represented  2.7% of total revenues for the six months ended June 30, 2002 compared to 4.8% for the  comparable  period of 2001.
Hardware  is not a  strategic  focus for us and we expect  hardware  revenue  to continue to decrease as a percent of total revenue.

International  revenue accounted for 27% of total revenue, or $23.7 million, for the three months ended June 30, 2002 and 22% of total revenue, or $18.1 million, for the  three  months  ended  June 30,  2001,  and  accounted  for 27% of total revenue,  or $46.8 million,  for the six months ended June 30, 2002, and 27%, or
$44.6 million, for the comparable period of 2001. This increase in international sales for the first six months in 2002 of $2.2  million is primarily a result of increased sales to our channel partners.

Cost of Revenue

Total cost of revenue decreased to $27.1 million for the three months ended June
30,  2002  from  $31.1  million  for the  three  months  ended  June  30,  2001, representing  a decrease of $4.0 million,  or 13%. For the six months ended June
30, 2002,  total cost of revenue  decreased to $54.6  million from $65.6 million for the comparable period in 2002,  representing a decrease of $11.0 million, or
17%. This decrease is primarily due to decreases in the cost of customer support revenue and professional  services and education revenue as discussed more fully below.

Cost of software  revenue  includes  royalties  paid to third  parties,  partner commissions,  software media costs,  and the cost to manufacture  and distribute software.  The cost of software revenue increased by 92% to $2.5 million for the three  months  ended June 30, 2002 from $1.3  million for the three months ended
June 30,  2001,  and  increased  by 35% to $4.6 million for the six months ended
June 30, 2002 from $3.4 million for the six months  ended June 30,  2001.  These costs  represented  7% and 5% of the  related  software  revenue for each of the three and six months ended June 30, 2002 and 2001, respectively. These increases in absolute  dollars are  primarily  the result of increased  use of third party software  products  resulting  in  higher  royalty  fees and  increased  partner commissions  as a consequence  of increased  channel  revenue.  Going forward we anticipate cost of software  revenue as a percent of software  revenue to remain comparable to current levels.

Cost of customer support revenue  includes costs of customer support  personnel, cost of  supplies  and  spare  parts,  and  the  cost  of  third-party  hardware maintenance.  The cost of  customer  support  revenue  decreased  by 15% to $9.8 million  for the three  months  ended June 30,  2002 from $11.5  million for the three months ended June 30, 2001;  and decreased by 15% to $19.9 million for the six months ended June 30, 2002 from $23.5  million for the six months ended June
30, 2001.  These costs  represented 26% and 35% of the related  customer support revenue for the three months ended June 30, 2002 and 2001, respectively; and 27%
and 38% of the related  customer  support  revenue for the six months ended June
30, 2002 and 2001,  respectively.  The decrease in absolute dollars is primarily attributable to lower  compensation cost as a result of a reduction in workforce in 2001. The decrease as a percentage of customer  support  revenue is primarily attributable to automation and process  improvements  that allowed growth in the customer  base,  which  generated  increased  revenue,  without  a  proportional increase  in  support  personnel  and  cost.  We  expect  these  costs to remain relatively stable in absolute dollars for the foreseeable future.

Cost of professional  services and education revenue consists primarily of costs
of  professional  services  personnel,   training  personnel,   and  third-party
independent consultants. The cost of professional services and education revenue decreased by 19% to $13.2  million for the three months ended June 30, 2002 from
$16.3 million for the three months ended June 30, 2001;  and decreased by 20% to
$26.6  million for the six months ended June 30, 2002 from $33.3 million for the six months  ended June 30,  2001.  These  costs  represented  91% and 87% of the related  professional  services and education revenue for the three months ended
June  30,  2002  and  2001,  respectively;  and  88%  and  93%  of  the  related professional  services and  education  revenue for the six months ended June 30,
2002 and 2001,  respectively.  The  decrease in absolute  dollars was  primarily attributable  to a reduction in the use of higher cost  third-party  independent consultants and reduced variable compensation as a result of lower 2002 revenues discussed  above.  We expect  professional  services  and  education  costs as a percentage of professional services and education revenue to vary from period to period  depending on the  utilization  rates of internal  resources  and the mix between internal and third party independent consultants.

Cost of hardware  revenue  includes the cost of assembling and  distributing our
OSAR library products, the cost of hardware integration personnel,  and warranty costs.  The cost of hardware  revenue  decreased  by 18% to $1.6 million for the three  months  ended June 30, 2002 from $1.9  million for the three months ended
June 30,  2001;  and  decreased  by 36% to $3.5 million for the six months ended
June 30, 2002 from $5.5 million for the six months  ended June 30,  2001.  These costs  represented  75% and 73% of the  related  hardware  revenue for the three months  ended  June 30,  2002  and  2001,  respectively;  and 75% and 68% of the related  hardware  revenue  for the six  months  ended  June 30,  2002 and 2001, respectively.  The  decrease  in  absolute  dollars is  directly  related to the decrease in sales of OSAR  library  products.  The  increase in cost of hardware revenue as a percentage  of hardware  revenue was  primarily  due to  unabsorbed fixed costs.

Operating Expenses

Research and  development  expense  primarily  consists of costs of personnel to support product development. Research and development expense decreased by 2% to
$19.1  million for the three months  ended June 30, 2002 from $19.5  million for the three  months  ended June 30,  2001,  and  represented  22% and 24% of total revenue for these respective periods. Research and development expense increased
2% to $36.4  million for the six months  ended June 30, 2002 from $35.6  million for the six months ended June 30, 2001, and represented 21% of total revenue for these  respective  periods.  Excluding  the impact of one-time  charges in 2001, explained  below,  and the added  charges  in 2002 more fully  explained  below, expenses  increased in  the three and six-month periods ended June 30, 2002 over the  comparable  periods in 2001 primarily due to increased  headcount  expense.
Expenses for the period ended June 30, 2001 included a one-time bonus payment of
$2.0  million  related  to  the  Applications   Partners   Incorporated  ("API")
acquisition.  The  eGrail  acquisition,  which was  completed  on April 2, 2002, contributed  approximately  $1.5  million of  additional  expenses,  including a one-time  charge  of  $400,000  for  in-process  research  and  development  and amortization  of purchased  intangible  assets of $168,000,  in the three months ended June 30, 2002.

Our  research  and  development  efforts  are  focused  on  developing  our  ECM capabilities.  These  efforts  will focus on  improvements  in Business  Process
Management,   Content   Management,   Web  Content   Management  and  associated
applications to provide a richer competitive  product offering to our customers.
We intend to compliment  internal  development with third party software through
OEM agreements and may execute additional technology  acquisitions.  New product development  underway at eGrail at the time of the acquisition included the next generation of their Web Content  Management product that was in the early stages of  design  and only 5%  complete  at the date of the  acquisition.  The cost to complete the project was estimated at approximately $3.0 million to occur over a twelve-month period. As of June 30, 2002 the Company has incurred  approximately
$906,000 of research and development expenses related to the project.

We expect that competition for qualified technical  personnel,  while easing due to  the  global  economic  slowdown  in  the  short-term,  will  remain  intense thereafter and may result in higher levels of compensation expense for us in the future.  We  believe  that  research  and  development  expenditures,  including
compensation   of  technical   personnel,   are  essential  to  maintaining  our
competitive  position  and expect  these  costs will  continue to  constitute  a significant percentage of total revenue.

Selling,  general and  administrative  expense  consists  primarily of salaries, benefits,  sales  commissions  and other  expenses  related  to the  direct  and in-direct  sales force;  various  marketing  expenses;  the cost of other market development  programs;  personnel  costs for  finance,  information  technology, legal,  human  resources  and  general  management;  and  the  cost  of  outside professional services.  Selling, general and administrative expense decreased by
5% to $41.4  million for the three months ended June 30, 2002 from $43.6 million for the three months ended June 30, 2001, and  represented  47% and 53% of total revenues  for these  respective  periods.  Selling,  general and  administrative expense  decreased  6% to $81.8  million for the six months  ended June 30, 2002 from $86.8 million for the six months ended June 30, 2001, and  represented  47%
and 52% of total revenue for these respective  periods.  These decreases in 2002 were primarily due to a reduction in headcount  during 2001 resulting in overall reduced  personnel costs,  lower recruitment and training expense in addition to
decreased   marketing   development   expense.   The   elimination  of  goodwill
amortization,  which was $1.5  million for the six months  ended June 30,  2001, also contributed to this decrease (see  "Amortization of Goodwill and Intangible
Assets" below).

We expect operating  expenses to remain at or above these current levels for the foreseeable future as a result of continued development of our ECM capabilities.

Amortization of Goodwill and Identifiable Intangible Assets

In connection  with our  acquisition of certain assets from API on May 18, 2000, the  purchase  price  amount  allocated  to goodwill of $14.6  million was being amortized  over a useful life of five years and assembled  workforce of $386,000 was being amortized over a useful life of three years.  These amortization costs were  recorded  in  selling,  general  and  administrative  expense.  We  ceased amortizing  goodwill and  assembled  workforce as of the  beginning of the first quarter of 2002 in  compliance  with SFAS No. 142. In  contrast,  we  recognized
$762,000 of  amortization  expense in the three  months  ended June 30, 2001 and
$1.5  million of  amortization  expense in the six months  ended June 30,  2001.
Assembled  workforce no longer meets the  definition of a  separately-identified intangible asset under the provisions of SFAS No. 141, "Business  Combinations,"
and the balance of  $182,000  was  reclassified  as goodwill at January 1, 2002.
SFAS No. 142 is effective  for new business  combinations  that occur after June
30, 2001. Accordingly,  goodwill of $5.8 million that was recorded in April 2002 in  connection  with  the  eGrail  acquisition  will not be  amortized.  We will evaluate the carrying value of goodwill annually or when events or circumstances indicate that their carrying value may be impaired.  In accordance with SFAS No.
142, we are required to perform a two-step  transitional  impairment  review. We completed the first step of this review by June 30, 2002 with the  determination of the fair value of our reporting  units in order to identify  whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair  value of the  reporting  unit is less than the  carrying  amount,  the second step of the test would be required to determine if the carrying  value of goodwill  exceeds  the  implied  value.  We  determined  that we did not  have a transitional impairment of goodwill. We had no indefinite life intangible assets as of January 1, 2002. If estimates  change, a materially  different  impairment conclusion could result.

Other Income, Net

Other income,  net consists  primarily of interest income earned on our cash and cash  equivalents,  short and long-term  investments,  and other items including foreign exchange gains and losses,  the gain (loss) on sale of fixed assets, and interest expense.  Other income, net was $1.9 million for the three months ended
June 30, 2002  compared to other loss,  net of $1.8 million for the three months ended June 30, 2001.  Other  income,  net for the six months ended June 30, 2002 was $2.8  million  compared to other loss,  net of $166,000  for the  comparable six-month  period in 2001. The loss in 2001 was due to a one-time charge of $4.0 million for a legal  settlement that was recorded in the second quarter of 2001.
Included  in other  income,  net in the second  quarter of 2002 is a net gain on foreign  exchange  of $1.1  million  related  to the  strengthening  of the euro against the U.S. dollar during the quarter.

Income Taxes

Our combined federal,  state and foreign annual effective tax rate for the three months ended June 30, 2002, is 21% compared to 19% for the comparable  period in
2001. The combined federal,  state and foreign annual effective tax rate for the six months ended June 30, 2002, is 23% compared to 22% for the comparable period in 2001.  FileNET  management will continue weighing various factors  throughout the year to assess the  recoverability  of its recorded  deferred assets and the need for any valuation  allowance  against such amounts.  Any  adjustment to the valuation allowance could affect the effective tax rate in subsequent quarters.

Liquidity and Capital Resources

At June 30, 2002, combined cash, cash equivalents and investments totaled $168.7 million,  a decrease of $3.5 million from  December 31, 2001.  Cash  provided by operating  activities  during the six months  ended June 30, 2002  totaled  $5.7 million and resulted primarily from an increase in unearned  maintenance revenue related to prepaid maintenance  contracts,  an increase in accounts payable, net income and additions to net income for depreciation  and  amortization  expense, offset by increases in accounts  receivable and an increase in prepaid expenses.
Cash used for investing  activities  totaled $36.1 million and included  capital expenditures of $6.5 million, a $1.9 million note receivable from officer,  $9.4 million for the eGrail acquisition,  and net purchases of marketable  securities of $18.4 million. Cash provided by financing activities totaled $2.7 million and was a result of proceeds  received  from the exercise of employee  stock options and stock purchases under the employee stock purchase plan offset by payments on capital  lease  obligations.  Exchange  rate changes  during the second  quarter provided an increase in cash of $4.4 million

Accounts  receivable  increased  to $53.4  million  at June 30,  2002 from $36.9 million at December 31, 2001. This increase is primarily a result of higher days sales outstanding due to slightly slower overall collections.

Current  liabilities  increased  to $95.3  million  at June 30,  2002 from $79.6 million at December 31, 2001.  This increase in current  liabilities  from $31.0 million at December  31, 2001 to $43.0  million at June 30, 2002 is  primarily a result of a significant  increase in unearned maintenance revenue due to a large portion of our customer  base  renewing  their annual  maintenance  in the first quarter of 2002.

We have a $5.0 million  multi-currency  revolving line of credit available until
June 27, 2003.  Borrowings under the arrangement are unsecured and bear interest at one hundred and twenty-five  basis points over the London  Interbank  Offered
Rate. A standby letter of credit fee of one hundred and twenty five basis points per annum and a  commitment  fee of fifty basis  points is assessed  against any undrawn amounts.  There were no borrowings  outstanding at June 30, 2002. We are subject to certain  financial  covenants  that include,  but are not limited to, compliance  with specific  balance sheet ratios,  no two  consecutive  quarterly losses, an aggregate loan limit to the officers not to exceed $5.0 million,  and a capital  expenditure  limit under this line of credit. As of June 30, 2002, we were in compliance with all covenants.

We expect  capital  expenditures  to be slightly  above  current  levels for the remainder of 2002.  We anticipate  that our present cash balances  together with internally  generated  funds and  credit  lines will be  sufficient  to meet our working  capital  and  capital  expenditure  needs for at least the next  twelve months.

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

In June 2001, the FASB issued SFAS No. 141, "Business  Combinations,"  which was effective  immediately.  SFAS No.  141  requires  that the  purchase  method  of accounting be used for all business combinations  initiated after June 30, 2001;
and it eliminated the pooling-of-interests method. The adoption of this standard did not have a significant impact on our consolidated financial statements.  Our
April 2002  acquisition of certain  assets of eGrail,  Inc. was accounted for in compliance with this pronouncement (see Note 3 for details).

In June 2001,  the FASB  issued  SFAS No. 142,  "Goodwill  and Other  Intangible
Assets," which we adopted  January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for  impairment  at least  annually  and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized  over their useful live unless these lives are  determined to be indefinite. In accordance with this Standard, we no longer amortize goodwill and indefinite life intangible  assets but evaluate their carrying value annually or when events or circumstances indicate that their carrying value may be impaired.
Assembled  workforce no longer meets the  definition of a  separately-identified intangible  asset under the provisions of SFAS No. 141,  Business  Combinations, and the balance of $182,000 was  reclassified as goodwill at January 1, 2002. We
ceased   amortizing  the  goodwill  balance  of  $10.1  million  from  our  2000 acquisition  of  Applications  Partner Inc. as of January 1, 2002. In accordance with SFAS No. 142, we are required to perform a two-step transitional impairment review.  We  completed  the first step of this  review by June 30, 2002 with the determination  of the fair  value of our  reporting  units in order to  identify whether the fair value of each reporting unit is less than its carrying  amount.
In the event that the fair value of the reporting unit is less than the carrying amount,  the  second  step of the test would be  required  to  determine  if the carrying value of goodwill  exceeds the implied value. We determined that we did not have a  transitional  impairment  of  goodwill.  We had no  indefinite  life intangible  assets as of January 1, 2002.  If  estimates  change,  a  materially different impairment conclusion could result.

In August 2001,  the FASB issued SFAS No. 144,  "Accounting  for  Impairment  or
Disposal of Long-Lived Assets." This Statement  addresses  financial  accounting and  reporting for the  impairment of long-lived  assets and for the disposal of long-lived assets and discontinued operations.  SFAS No. 144 superseded SFAS No.
121,  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived
Assets to be Disposed  Of," and is effective  for fiscal years  beginning  after
December 15, 2001. The adoption of this Standard on January 1, 2002 did not have a material impact on our financial position and results of operations.

In November 2001, the FASB announced  Emerging  Issues Task Force ("EITF") Topic
No. D-103,  "Income Statement  Characterization  of Reimbursements  Received for
Out-of-Pocket  Expense  Incurred",  is  required  to  be  applied  in  financial reporting periods beginning after December 15, 2001. The EITF requires companies to characterize  reimbursements  received for out-of-pocket expenses as revenues in the  statement of  operations.  Historically,  we have netted  reimbursements received  for  out-of-pocket  expenses  against  the  related  expenses  in  the statement of  operations.  Application  of this EITF requires  that  comparative financial  statements  for prior  periods  be  reclassified  to comply  with the guidance.  We adopted this EITF as of January 1, 2002 and have  reclassified our prior  period  consolidated  financial  statements  to  conform  to the  current presentation.  The adoption of this EITF did not have a material effect on total revenues or gross margin  percentages and has no impact on results of operations as it  required  an  equivalent  increase  to both  revenue and cost of revenue.
Revenue and cost of revenue for the three months  ended June 30, 2001  increased by $642,000  and  increased  by $1.2  million for the six months  ended June 30,
2001.

In July 2002, the FASB issued SFAS 146,  "Accounting  for Costs  Associated with
Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal  activities and supersedes EITF Issue
94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs  to  Exit  an   Activity   (including   Certain   Costs   Incurred   in  a
Restructuring)."  SFAS 146 requires that costs  associated with exit or disposal activities  be  recognized  when they are incurred  rather than at the date of a commitment  to an exit or  disposal  plan.  SFAS 146 also  establishes  that the liability should initially be measured and recorded at fair value. We will adopt the  provisions of SFAS 146 for exit or disposal  activities  that are initiated after December 31, 2002.

Other Matters

European  Monetary Union.  On January 1, 1999, 11 of the 15 member  countries of the European Union  established  fixed  conversion  rates between their existing sovereign  currencies and the euro.  These countries agreed to adopt the euro as their common legal currency from that date. The legacy currencies remained legal tender in these  countries as a denomination of the euro between January 1, 1999 and January 1, 2002.  Beginning on January 1, 2002,  euro-denominated  bills and coins are now  issued  for cash  transactions.  For a period of up to six months from this date, both legacy  currencies and the euro were legal tender.  By July
1, 2002, the participating  countries withdrew all legacy currencies and now use the euro.

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

Our  quarterly  operating  results may  fluctuate in future  periods and are not predictable and, as a result,  we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline. Prior growth rates in
our  revenue  and  operating   results  should  not  necessarily  be  considered
indicative of future  growth or operating  results.  Our operating  results have fluctuated  in the past and we  anticipate  our future  operating  results  will continue to fluctuate due to many factors,  some of which are largely beyond our control. These factors include, but are not limited to, the following:

     o        the industry-wide slow down in IT spending;
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
     o        project overruns associated with fixed-price contracts;
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

The  markets in which we operate  are highly  competitive  and we cannot be sure that we will be able to continue to compete  effectively,  which could result in lost  market  share  and  reduced  revenue.  The  markets  we serve  are  highly competitive  and we  expect  competition  to  intensify.  Our  future  financial performance will depend primarily on the continued growth of the markets for our software  products  and  services  as well as the  purchase  of our  products by customers  in these  markets.  If the markets we serve fail to grow or grow more slowly than we currently  anticipate,  our  business,  financial  condition  and operating  results  would be harmed.  These  intensely  competitive  markets are highly fragmented and rapidly changing and there are certain competitors of ours
with  substantially   greater  sales,   marketing,   development  and  financial
resources.  Our present or future  competitors  may be able to develop  software products  comparable  or superior  to those  offered by us,  offer lower  priced products  or adapt  more  quickly  than we do to new  technologies  or  evolving customer requirements.  In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current software products and  innovations.  We cannot assure that we will be able to continue to compete  effectively in our target markets or that future  competition  will not have a material adverse effect on our business,  financial  condition or results of operations.  In addition,  current and potential competitors have established or may  establish  cooperative  relationships  among  themselves  or with  third parties to increase  the  ability of their  products to address the needs of the markets we serve. Accordingly,  it is possible that new competitors or alliances among  competitors  may emerge and rapidly  acquire  significant  market  share.
Increased competition may result in price reductions,  reduced gross margins and loss of market share,  any of which could have a material  adverse effect on our business, financial condition and results of operations.

We must develop and sell new products to keep up with rapid technological change in order to achieve future revenue growth and profitability.  The market for our software  and services is  characterized  by rapid  technological  developments, evolving industry standards,  changes in customer  requirements and frequent new product introductions and enhancements. Our ability to continue to sell products will be dependent upon our ability to continue to enhance our existing  software and services offerings,  develop and introduce, in a timely manner, new software
products   incorporating   technological   advances   and  respond  to  customer
requirements.  Our future  success  also  depends,  in part,  on our  ability to execute  on  our  strategy  of  developing  a  framework  for  Business  Process
Management solutions for the ECM market. This strategy may require us to develop and maintain  relations with  technology  partners.  We may not be successful in maintaining  these  relationships or in developing,  marketing and releasing new products  or  new  versions  of  our  products  that  respond  to  technological developments,  evolving industry standards or changing customer requirements. We may also  experience  difficulties  that could delay or prevent  the  successful development,  introduction  and  sale of these  products  and  enhancements.  In
addition,   these  products  and   enhancements  may  not  adequately  meet  the
requirements of the  marketplace  and may not achieve any significant  degree of
market   acceptance.   If  we  fail  to   successfully   maintain  or  establish
relationships  with technology  partners or to execute on our integrated product solution  strategy,  or if release dates of any future  products or enhancements are  delayed,  or if these  products  or  enhancements  fail to  achieve  market acceptance when released, our business operating results and financial condition could be  materially  harmed.  In the past,  we have  experienced  delays in the release  dates of  enhancements  and new  releases to our products and we cannot assure  that we  will  not  experience  significant  future  delays  in  product introduction. From time to time, our competitors or we may announce new software products,  capabilities  or  technologies  that have the potential to replace or shorten the life cycles of our existing software products. We cannot assure that announcements of currently planned or other new software products will not cause customers to delay their  purchasing  decisions in anticipation of such software products,  and such delays could have a material  adverse effect on our business and operating results.

Protection of our intellectual property and other proprietary rights is limited, which could result in the use of our  technology by  competitors  or other third parties. There is risk of third-party claims of infringement, which could expose
us to litigation and other costs.   Our success depends, in part, on our ability
to protect our  proprietary  rights to the  technologies  used in our  principal products.  We rely on a combination  of copyrights,  trademarks,  trade secrets, patents,  confidentiality  procedures and contractual  provisions to protect our proprietary rights in our software products.  We cannot assure that our existing or future  copyrights, trademarks,  trade secrets, patents or other intellectual property  rights will have  sufficient  scope or strength to provide  meaningful protection  or a  commercial  advantage  to us.  In  addition,  the laws of some foreign  countries do not protect our proprietary  rights to the same extent, as do the laws of the United  States.  Our  inability  to protect our  intellectual property may have a material adverse effect on our business, financial condition and results of operations.

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

We depend on certain  strategic  relationships  in order to  license third-party products  and  revenue  related  to these  products  could be at risk if we were unable to maintain these  relationships.  In order to expand the distribution of our products and broaden our product  offerings,  we have established  strategic relationships  with a number of indirect channel partners and other  consultants that provide marketing and sales  opportunities for us. We have entered into key formal and  informal  agreements  with other  companies such as IBM Crossworlds,
Microsoft Corporation, SAP AG, Siebel Systems Inc, Sun Microsystems,  Inc., BEA,
and  Verity,  Inc.  Certain of these  agreements  do not have  minimum  purchase requirements  and/or  are  cancelable  at will.  We  cannot  assure  that  these companies will not reduce or discontinue  their  relationships  with, or support of, FileNET and our products. Our failure to maintain these relationships, or to establish new  relationships in the future,  could harm our business,  financial condition and results of operations.

We currently  license certain  software from third parties,  including  software that is integrated with internally  developed  software and used in our products to perform key functions.  In the past, we have had difficulty  renewing certain licenses.  The failure to continue to maintain  these licenses would prohibit us from selling  certain  products.  We cannot  assure that such third parties will remain in business,  that they will continue to support their software  products or  that  their  software  products  will  continue  to  be  available  to us on acceptable  terms.  The loss or  inability  to  maintain  any of these  software licenses  could result in shipment  delays or reductions  in software  shipments
until  equivalent  software  can  be  developed,   identified,   licensed,   and
integrated.  This could adversely  affect our business,  financial  condition or results of operations.

We must retain and attract key executives and personnel who are essential to our business,  which  could  result in  increased  personnel  expenses.  Our success depends to a  significant  degree upon the  continued  contributions  of our key management, as well as other marketing, technical and operational personnel. The loss of the services of one or more key employees could have a material  adverse effect on our operating results.  We also believe our future success will depend in large part upon our ability to attract and retain  additional  highly skilled management,  technical, marketing, product development and operational personnel and consultants. There is competition for such personnel,  particularly software developers,  professional service consultants and other technical personnel, and pay scales in the software  industry  have  significantly  increased.  We cannot assure that in the future we will be successful in attracting and retaining such personnel.

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

If our software  contains  errors we could incur  unplanned  expenses and delays which could  result in reduced  revenue,  lower  profits and harmful  publicity.
Software and products as complex as those we sell are  susceptible  to errors or failures,  especially  when first  introduced or when new versions are released.
Our  software  products  are often  intended  for use in  applications  that are critical to a customer's  business.  As a result,  our customers may rely on the effective  performance  of our software to a greater  extent than the market for software products generally. Despite internal testing and testing by current and potential customers,  new products or enhancements may contain undetected errors or  performance  problems  that are  discovered  only  after a product  has been installed  and used by customers.  Errors or  performance  problems  could cause
delays  in  product   introduction   and  shipments  or  could  require   design
modifications,  either  of which  could  lead to a loss in or delay of  revenue.
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

Our stock price has been and may continue to be volatile causing fluctuations in the market price of our stock, which would impact shareholder value. The trading price  of our  common  stock  has  fluctuated  in the  past  and is  subject  to significant  fluctuations  in response to the following  factors,  among others, some of which are beyond our control:

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

Acquisitions  of  companies or  technologies  may result in  disruptions  to our business and diversion of management attention,  which could cause our financial performance to suffer. As part of our business strategy,  we frequently evaluate strategic acquisition opportunities.  For example, on April 2, 2002, we acquired certain assets and assumed  certain  liabilities of eGrail,  Inc., a Web content management company,  for a purchase price of $9.0 million in cash. We anticipate that our future growth may depend in part on our ability to identify and acquire complementary  businesses,  technologies or product lines.  Acquisitions involve significant  risks and could divert  management's  attention from the day-to-day operations of our ongoing business.  Additionally, such acquisitions may include numerous other risks, including, but not limited to the following:

     o        difficulties in the integration of the operations, products and personnel of the acquired companies;
     o        the incurrence of debt;
     o        liabilities and risks that are not known or identifiable at the time of the acquisition;
     o        difficulties in retaining the acquired company's customer base;
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

The following table provides information about our cash and cash equivalents and our investment portfolio at June 30, 2002 (dollars in thousands):

                                                                          Weighted
                                                                           Average
     Portfolio                                            Balance            Yield
     Cash and Equivalents-Domestic                    $    30,542             1.81%
     Cash and Equivalents-International                    46,269             3.05%
     Short Term Municipals - Taxable                       10,881             2.05%

     Commercial Paper                                       6,045             1.87%
     Corporate                                              8,462             2.43%
     Governments/Agencies                                  66,494             2.50%
       Total                                                                  2.47%
                                                      $   168,693

Foreign Currency Fluctuations and Inflation

Our performance  can be affected by changes in foreign  currency values relative to the U.S. dollar in relation to the Company's revenue and operating  expenses.
As of June 30,  2002,  we had forward  foreign  exchange  contracts  outstanding totaling  approximately  $1,192,809  in eight  currencies.  These  contracts are opened on the last business day of the quarter and mature within three months.

Cumulative  other  comprehensive  loss decreased $5.0 million for the six months ended  June 30,  2002  due to  unrealized  foreign  currency  translation  gains resulting from the  strengthening of the euro against the U.S. dollar during the second quarter of 2002.

Management  believes  that  inflation  has not had a  significant  impact on the prices of our products, the cost of our materials,  or our operating results for the three and six months ended June 30, 2002 and 2001.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The 2002  Annual  Meeting of  Stockholders  of the Company was held at 9:00
     a.m. on May 22, 2002, in Costa Mesa, California.

(b)  At the annual meeting,  the following six  individuals  were elected to the
     Company's  Board of  Directors,  constituting  all  members of the Board of
     Directors:

      Nominee                     Affirmative Votes         Votes Withheld
      L. George Klaus                   31,395,051                350,011
      William P. Lyons                  31,395,305                349,757
      Lee D. Roberts                    31,390,443                354,619
      John C. Savage                    31,407,971                337,091
      Roger S. Siboni                   30,550,236              1,194,826
      Theodore J. Smith                 31,307,695                437,367

(c)  The Company's  stockholders  were asked to approve the 2002 Incentive Award
     Plan pursuant to which an aggregate of 1,400,000  shares would be available for issuance  hereunder.  This proposal was approved in accordance with the following vote of stockholders:

                                                                          Broker
      Votes For            Votes Against         Abstentions           Non-Votes
      17,875,173               5,706,252              66,770           8,096,867

(d)  The Company's  stockholders  were asked to approve an amendment to the 1998
     Employee  Stock  Purchase Plan (the "1998  Purchase  Plan") to increase the number of shares of Common Stock  issuable  under the 1998 Purchase Plan by an additional  1,100,000  shares.  This proposal was approved in accordance with the following vote of stockholders:

                                                                          Broker
      Votes For            Votes Against         Abstentions           Non-Votes
     21,948,564                1,635,177              64,424           8,096,897

(e)  The Company's  stockholders were asked to ratify the Company's  appointment of Deloitte and Touche LLP as  independent  accountants  of the Company for the fiscal year ending  December  31, 2002.  This  proposal was approved in accordance with the following vote of stockholders:

       Votes For           Votes Against         Abstentions
      30,957,296                 743,428              44,338

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     The  list of  exhibits  contained  in the  accompanying  Index to
     Exhibits is herein incorporated by reference.

(b)  Reports on Form 8-K
     On April 12,  2002,  the  Registrant  filed a report on
     Form 8-K relating to the  Registrant's  acquisition  of certain  assets and certain  liabilities of eGrail,  Inc., which report was amended on June 11,
     2002.

                                    SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                     FILENET CORPORATION

August 14, 2002
Date
                           By:      /s/  Sam M. Auriemma
                                  Sam M. Auriemma, Senior Vice President, Finance
                                  (Principal Financial and Accounting Officer)
                                  and Chief Financial Officer

                                Index to Exhibits

Exhibit
  No.      Exhibit Description

 3.1*      Restated Certificate of Incorporation,  as amended (filed as Exhibit 3.1 to
           Registrant's Form S-4 filed on January 26, 1996; Registration No. 333-00676).

 3.1.1*    Certificate of Amendment of Restated Certificate of Incorporation (filed as
           Exhibit 3.1.1 to Registrant's Form S-4 filed on January 26, 1996; Registration
           No. 333-00676).

 3.2*      Bylaws (filed as Exhibit 3.2 of the Registrant's registration statement on
           Form S-1, filed on July 21, 1987; Registration No. 33-15004).

 4.1*      Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to
           Registrant's registration statement on Form S-1, filed on July 21, 1987;
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

 4.3*      Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to
           Rights Agreement dated as of November 4, 1988 between FileNET Corporation and
           BANKBOSTON,  N.A. formerly known as The First National Bank of Boston (filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

4.4*       Amendment Three dated November 30, 2001 to Rights Agreement dated as of
           November 4, 1988 between FileNET Corporation and Equiserve Trust Company,  N.A.,
           successors to BANKBOSTON,  N.A. (filed as Exhibit 4.4 to Registrant's Annual
           Report on Form 10-K filed for the year ended  December  31, 2001).

10.1*      Second Amended and Restated Credit Agreement  (Multi-currency)  by and between the Registrant and Bank of America National Trust and Savings Association dated
           June 30, 1999,  effective June 30, 1999 (filed as Exhibit 10.1 to Registrant's
           Quarterly  Report on Form 10-Q for the quarter ended June 30, 1999) as amended by a Waiver and First  Amendment to Credit  Agreement  dated as of June 29, 2001 and by a letter amendment dated as of April 5, 2002.

10.1.1*    Waiver and First  Amendment to Credit  Agreement  (Multi-currency)  by and between the Registrant and Bank of America, N.A., formerly known as Bank of
           America National Trust and Savings Association, dated June 29, 2001, effective
           June 29, 2001 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K
           filed for the year ended December 31, 2001).

10.1.2     Letter amendment dated as of April 5, 2002 and Third Amendment to Credit
           Agreement (Multi-currency) by and between the Registrant and Bank of
           America, N.A., dated as of June 28, 2002.

10.2*+     Amended and Restated 1995 Stock Option Plan of FileNET (filed as Exhibit 99.1 to Registrant's registration statement on Form  S-8 filed on October 15, 2001;
           Registration No. 333-71598).

10.3*+     Second Amended and Restated 1986 Stock Option Plan of FileNET Corporation,
           together with the forms of Incentive Stock Option Agreement and Non-Qualified
           Stock Option Agreement (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant's registration statement on Form S-8, filed on June 10, 1992;
           Registration No. 33-48499), the first Amendment thereto (filed as Exhibit 4(d)
           to the Registrant's registration statement on Form S-8, filed on October 4, 1993;
           Registration No. 33-69920), and the Second Amendment thereto (filed as
           Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A for
           the Registrant's 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

10.4*+     Non-Statutory Stock Option Agreement(with Notice of Grant of Stock Option and
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

10.6*+     Amended and Restated FileNET Corporation 1998 Employee Stock Purchase Plan
          (filed as Appendix B to  Registrant's  Definitive  Proxy Statement on Schedule
           14A, for the Registrant's 2002 Annual Meeting of Stockholders, filed on
           April 18, 2002).

10.7*+     FileNET Corporation International Employee Stock Purchase Plan (filed as
           Appendix C to Registrant's Definitive Proxy Statement on Schedule 14A,for the
           Registrant's 2002 Annual Meeting of Stockholders, filed on April 18, 2002).

10.8*      Lease between the Registrant and C. J. Segerstrom and Sons for the headquarters of the Company, dated September 1, 1999 (filed as
           Exhibit 10.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.9*      Asset Purchase Agreement between the Registrant and Application Partners, Inc.
           dated May 18, 2000 (filed as Exhibit 10.24 to Registrant's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 2000).

10.10*+    Written Compensation Agreement and Non-Statutory Stock Option Agreement(with
           Notice of Grant of Stock Option and Special Addendum) between Registrant and
           Mr. Sam Auriemma (filed as Exhibit 99.1 and 99.2 to Registrant's registration statement on Form S-8, filed on April 20, 2001; Registration No. 333-59274).

10.11*     Asset Purchase Agreement, dated April 2, 2002 by and between 3565 Acquisition
           Corporation and eGrail, Inc. (filed as Exhibit 10.1 to Registrant's Current
           Report on Form 8-K, filed on April 12, 2002).

10.12      Secured Promissory Note between Registrant and Mr. Lee D Roberts, dated
           June 14, 2002.

10.13      Option Exchange Agreement between Registrant and Mr. Ron L. Ercanbrack, dated
           May 22, 2002, together with form of Incentive Stock Option Agreement and Grant
           Notice.

10.14      The 2002 Incentive Award Plan, as approved by stockholders at the Registrant's
           Annual Meeting on May 22, 2002, together with the forms of Incentive  Option
           Agreement and Non-Qualified Stock Option Agreement for Independent Directors.

           * Incorporated herein by reference
           + Management contract, compensatory plan or arrangement

                                                                   EXHIBIT 10.1.2

                          [Bank of America Letterhead]
                            [Office of Kevin McMahon]

April 10, 2002

Ms. Behshid Amini-Rad
Manager Treasury Operations
Filenet Corporation
3565 Harbor Blvd.
Costa Mesa, CA  92626-1420

         Re: Extension of Bank Guarantee

Dear Behshid:

     At  your  request,  Bank  of  America,  N.A.,  did  not  send a  notice  of non-renewal  which could have been sent April 5, 2002,  with  respect to Bank of
America's Guarantee #851271 issued to Engels-Hollandse  Beleggingstrust  N.V. as beneficiary (the "Guarantee") on July 6, 2000 in the amount of EUR 106,000.  The consequence of not sending that notice was to permit the automatic  extension of the expiry date of the Guarantee from July 6, 2002, to July 6, 2003.

     The  Guarantee  was issued  pursuant to that  certain  Amended and Restated
Credit  Agreement  (Multicurrency)  dated as of June 30,  1999,  as amended by a
Waiver and First  Amendment to Credit  Agreement  dated as of June 29, 2001 (the
"Credit  Agreement")  to which we are both  parties.  Section  2.06(b)(i) of the
Credit  Agreement states that each Bank Guarantee shall expire no later than the
Final  Maturity  date  which in  respect of Bank  Guarantees  is June 28,  2003.
Notwithstanding  Section  2.06(b)(i) Bank of America  permitted the extension of the  Guarantee to July 6, 2003,  at your  request,  and both Bank of America and
Filenet  Corporation  agree that Section  2.06(b)(i) of the Credit  Agreement is hereby  amended  solely  to  permit  the  extension  of the  expiry  date of the
Guarantee to July 6, 2003.  Except as amended hereby,  all terms,  covenants and provisions of the Credit Agreement are and shall remain in full force and effect and constitute the legal, valid and binding  obligations of Filenet  Corporation enforceable against it in accordance with its terms.

[Official 2000-2004 Olympic Sponsor logo]

     Please  confirm your  acknowledgement  and  agreement  to the  foregoing by countersigning and returning a copy of this letter. As always, we are pleased to assist you.

                                                  Very truly yours,

                                                  Bank of America, N.A.

Acknowledged and agreed:
Filenet Corporation
                                                  By:      /s/ Kevin M. McMahon

By:      /s/ Sam M. Auriemma                      Name:    Kevin M. McMahon

Name:    Sam M. Auriemma                          Title:   Managing Director

Title:   Sr. Vice President and CFO

By:      /s/ Lee D. Roberts

Name:    Lee D. Roberts

Title:   Chairman and CEO

Date:  April ___, 2002

                       THIRD AMENDMENT TO CREDIT AGREEMENT

     THIS THIRD AMENDMENT TO CREDIT  AGREEMENT (this  "Amendment"),  dated as of
June  28,  2002,  is  entered  into  by and  between  FILENET  CORPORATION  (the
"Company") and BANK OF AMERICA, N. A. (the "Bank").

                                    RECITALS

     A.   The Bank and the Company are parties to an Amended and Restated Credit
          Agreement  (Multicurrency)  dated as of June 30, 1999, as amended by a
          Waiver and First  Amendment to Credit  Agreement  dated as of June 29,
          2001 and by a letter  amendment dated as of April 5, 2002 (the "Credit
          Agreement")  pursuant to which the Bank has  extended  certain  credit facilities to the Company and certain Acceptable Subsidiaries.

     B.   The Company has requested that the Bank agree to certain amendments of the Credit Agreement.

     C.   The Bank is  willing  to amend the  Credit  Agreement,  subject to the terms and conditions of this Amendment.

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

     2.   Amendments to Credit Agreement.  The Credit Agreement shall be amended as follows:

          (a)  Section  1.01 of the  Credit  Agreement  shall be  amended at the defined term  "Availability  Period" by replacing  the date "June
               28, 2002" with "June 27, 2003."

          (b)  Section  1.01 of the  Credit  Agreement  shall be  amended at the defined term "Final  Maturity Date" by amending such defined term in its entirety to read as follows:

          "Final Maturity Date": (a) in respect of any Advances,  June 27, 2003;
               (b) in respect of any standby  letters of credit,  June 27, 2004;
               and (c) in respect of any Bank Guaranties, June 27, 2004.

          (c)  Section  2.02(b)  of the  Credit  Agreement  shall be  amended by replacing the amount "1.20%" with the amount "1.25%."

          (d)  Section  2.04(d)  of the  Credit  Agreement  shall be  amended by replacing the amount "0.85%" with the amount "1.25%."

                                       1

          (e)  Section  2.09  of  the  Credit  Agreement  shall  be  amended  by replacing the amount "0.25%" with "0.50%."

     3.   Representations and Warranties.   The  Company  hereby  represents and
          warrants to the Bank as follows:

          (a)  No Default or Event of Default has occurred and is continuing.

          (b)  The  execution,  delivery and  performance by the Company of this
               Amendment  have been duly  authorized by all necessary  corporate and other action and do not and will not require any registration with,  consent or approval of, notice to or action by, any person or entity  (including any governmental  authority) in order to be effective  and  enforceable.  The Credit  Agreement as amended by
               this  Amendment   constitutes   the  legal,   valid  and  binding
               obligations of the Company,  enforceable against it in accordance with its  respective  terms,  without  defense,  counterclaim  or offset.

          (c)  All  representations  and warranties of the Company  contained in the Credit  Agreement  are true and correct on and as of the date hereof.

          (d)  The Company is entering  into this  Amendment on the basis of its own investigation and for its own reasons,  without reliance upon the Bank or any other person or entity.

     4.   Effective Date.  This Amendment  will become  effective the date first above written (the "Effective Date"), provided:

          (a)  The Bank has received from the Company a duly  executed  original
               (or, if elected by the Bank, an executed  facsimile copy) of this
               Amendment.

          (b)  The Bank has  received  from the  Company a copy of a  resolution passed by the board of directors of such  corporation,  certified by the Secretary or an Assistant Secretary of such corporation as being in full force and effect on the Effective Date, authorizing the execution,  delivery and performance of this Amendment, along with an incumbency certificate.

          (c)  All representations and warranties  contained herein are true and correct as of the Effective Date.

          (d)  The Bank has  received  from the  Company  the  amount of $5,000, representing  payment in full of a non-refundable  amendment fee, which amount the Company covenants to pay to the Bank on demand.

     5.   Reservation of Rights.   The  Company  acknowledges  and   agrees  the
          execution  and  delivery  by the Bank of this  Amendment  shall not be deemed to create a course of dealing or otherwise obligate the Bank to
          enter  into   amendments   under  the  same,   similar  or  any  other
          circumstances in the future.

                                       2

     6.   Miscellaneous.

          (a)  Except as herein  expressly  amended,  all terms,  covenants  and provisions  of the Credit  Agreement are and shall remain in full force and  effect  and all  references  therein  and in the other
               Credit  Documents to such Credit Agreement shall henceforth refer to the  Credit  Agreement  as  amended  by this  Amendment.  This
               Amendment shall be deemed  incorporated  into, and a part of, the
               Credit Agreement. This Amendment is a Credit Document.

          (b)  This Amendment  shall be binding upon and inure to the benefit of the  parties  hereto  and  to  the  Credit  Agreement  and  their respective  successors and assigns.  No third party beneficiaries are intended in connection with this Amendment.

          (c)  This  Amendment  shall be governed by and construed in accordance with the law of the State of California.

          (d)  This  Amendment  may be executed  in any number of  counterparts, each  of  which  shall  be  deemed  an  original,  but  all  such counterparts  together  shall  constitute  but one  and the  same instrument.  Each of the parties  hereto  understands  and agrees that this document (and any other document  required  herein) may be  delivered  by any  party  thereto  either  in the  form of an executed  original  or an  executed  original  sent by  facsimile transmission  to be  followed  promptly by mailing of a hard copy original, and that receipt by the Bank of a facsimile transmitted document  purportedly  bearing the signature of the Company shall bind the Company,  with the same force and effect as the delivery of a hard copy  original.  Any failure by the Bank to receive the hard copy executed  original of such document  shall not diminish the  binding  effect  of  receipt  of the  facsimile  transmitted executed  original of such document  which hard copy page was not received by the Bank,  and the Bank is hereby  authorized to make sufficient  photocopies thereof to assemble complete counterparty documents.

          (e)  This Amendment,  together with the Credit Agreement, contains the entire  and  exclusive  agreement  of  the  parties  hereto  with reference  to the  matters  discussed  herein and  therein.  This
               Amendment  supersedes  all prior drafts and  communications  with respect  thereto.  This  Amendment  may not be amended  except in accordance  with the  provisions  of  Section  9.05 of the Credit
               Agreement.

          (f)  If any  term or  provision  of this  Amendment  shall  be  deemed prohibited by or invalid under any applicable law, such provision shall be invalidated  without affecting the remaining  provisions of this Amendment or the Credit Agreement, respectively.

                                       3

     IN WITNESS  WHEREOF,  the parties  hereto have executed and delivered  this
Amendment as of the date first above written.

                                         FILENET CORPORATION

                                         By:
                                         Name:
                                         Title:

                                         By:
                                         Name:
                                         Title:

                                         BANK OF AMERICA, N.A.

                                         By:
                                         Name:
                                         Title:

                                       4

                                                                   EXHIBIT 10.12

                             SECURED PROMISSORY NOTE

$1,900,000                                                Costa Mesa, California
                                                                   June 14, 2002

     FOR VALUE RECEIVED,  the undersigned,  Lee D. Roberts  ("Roberts"),  hereby promises to pay to the order of FileNET Corporation ("Payee"), the principal sum of One Million Nine Hundred Thousand Dollars ($1,900,000), or so much thereof as may be outstanding  under this Note,  with interest on the unpaid  principal sum owing  hereunder at the rate of 2.89% per annum  accruing  from the date hereof, all payable in the manner and at the time or times provided below, together with all other  amounts  due Payee  under this Note and the Deed of Trust (as defined below).

     Interest  shall  accrue  from  the  date  hereof.  All  interest  shall  be calculated  based upon a 365 day year and  charged  on the basis of actual  days elapsed.

     Accrued  interest  on the  principal  balance  of this  Note  shall be paid annually  beginning February 15, 2003 and on each February 15th thereafter until the entire principal  balance becomes due as provided in the next sentence.  The entire outstanding  principal balance of this Note (and any accrued interest) is due and payable at the earlier of (a) the second year plus 359 days  anniversary of the date of this Note,  (b) one year after  termination  by Payee of Roberts'
employment with Payee,  or (c) ninety (90) days after  termination by Roberts of his employment with Payee.  Any other amounts due and unpaid under this Note and the Deed of Trust  shall be due and  payable  within  ten (10)  days of  written demand  therefore.  Except as may  otherwise  be specified by Payee from time to time, all payments  hereunder  shall be paid to Payee at 3565 Harbor  Boulevard,
Costa Mesa, California 92626.

     Should  Roberts  sell,  convey,  transfer,  lease,  dispose  of or  further encumber the  Property (as defined in the Deed of Trust) or any portion  thereof
(whether voluntarily or involuntarily),  then Payee shall have the right, at its option, to declare all sums secured hereby immediately due and payable.

     This Note is secured by a Deed of Trust  With  Assignment  of Rents of even date herewith (the "Deed of Trust").

     Roberts  shall have the right to prepay the whole or any part of the unpaid principal balance of this Note at any time without the payment of any additional consideration therefore so long as such payment is accompanied by the payment of all accrued and unpaid interest, if any.

     If any  installment  of principal  and interest is not made within five (5)
days of the date due, or if any other amount owing  hereunder is not made within the aforementioned ten (10) day period after demand therefore,  then such amount shall bear interest at the lesser rate of (a) ten and one-half  percent  (10.5%)
per annum or (b) the highest rate permissible  under applicable law,  commencing on the first day after the amount becomes  delinquent and continuing  until such amount is paid in full.

     If Roberts  exercises any FileNET stock options prior to the payment of all principal and interest under this Note (whether or not due), fifty percent (50%)
of the net proceeds  from such exercise of stock options will be paid by Roberts to Payee and shall be applied against the principal outstanding under this Note.

     This Note has been executed and delivered in the State of California and is to be governed by and construed  according to the laws  thereof.  Time is of the essence with respect to every provision hereof.

     All payments  hereunder  shall be made in lawful money of the United States of America.  In the event of any action or  proceeding  instituted to enforce or construe any provision of this Note or the Deed of Trust, or as a consequence of any default under this Note or the Deed of Trust,  the prevailing party shall be entitled  to  recover  from the  losing  party all of its  costs  and  expenses, including,  without limitation, court costs, all costs of appeals and reasonable attorneys' fees.

     No previous  waiver and no failure or delay by Payee in acting with respect to the terms of this Note or the Deed of Trust shall  constitute a waiver of any breach,  default,  or failure of condition under this Note, the Deed of Trust or the obligations  secured thereby. A waiver of any term of this Note, the Deed of
Trust or of any of the  obligations  secured thereby must be made in writing and shall be limited to the express written terms of such waiver.

     All agreements  between the undersigned and Payee are expressly  limited so that in no contingency or event whatsoever,  whether by reason of advancement of the proceeds hereof,  acceleration of maturity of the unpaid  principal  balance hereof,  or otherwise,  shall the amount paid or agreed to be paid to the holder hereof  for the use,  forbearance  or  detention  of the  money  to be  advanced hereunder  exceed the highest lawful rate  permissible  under  applicable  usury laws.  If,  from any  circumstances  whatsoever,  fulfillment  of any  provision hereof,  the Deed of Trust securing this Note or any other agreement referred to herein,  at the time  performance of such provision  shall be due, shall involve transcending the limit of validity  prescribed by law which a court of competent jurisdiction may deem applicable  hereto,  then ipso facto, the obligation to be fulfilled  shall  be  reduced  to the  limit of such  validity,  and if from any circumstances  the holder  hereof shall ever receive as interest an amount which would  exceed the highest  lawful  rate,  such amount  which would be  excessive interest shall be applied to the reduction of the unpaid  principal  balance due hereunder and not to the payment of interest. This provision shall control every other provision of all agreements between the undersigned and the holder hereof.

     Roberts and Payee acknowledge that each party and its counsel have reviewed and approved  this Note and that the normal rule of  construction  to the effect that any ambiguities are to be resolved  against the drafting party shall not be employed  in the  interpretation  of this  Note or any  amendments  or  exhibits hereto.

                                       2

     Executed as of the date first written above.

                                            LEE D. ROBERTS:

                                             /s/ Lee D. Roberts
                                            Lee D. Roberts

                                       3

                                                                   EXHIBIT 10.13

                            OPTION EXCHANGE AGREEMENT

     This Option  Exchange  Agreement (the  "Agreement") is made effective as of
May 22, 2002 by and between FileNET  Corporation,  a Delaware  corporation  (the
"Company"),  and Ron L. Ercanbrack ("Executive").  The Company and Executive are
referred  to  herein,  individually  as a  "party"  and,  collectively,  as  the
"Parties."

                                    Recitals

     WHEREAS,  the  Compensation  Committee  (the  "Committee")  of the Board of
Directors of the Company granted to Executive on February 23, 2000, an option to purchase 100,000 shares (the "2000 Option Shares") of the Company's Common Stock
("Common Stock") at an exercise price of $35.16 per share;

     WHEREAS,   the  2000  Option   Shares  have  an  exercise   price  that  is
significantly  higher  than the current  market  price of the  Company's  common stock;

     WHEREAS, the Committee believes that the 2000 Option Shares are unlikely to be exercised in the foreseeable future, which does not serve the purpose of such options to promote the  long-term  success of the  Company  and the  creation of stockholder  value by  encouraging  employees  to focus on  critical  long-range
objectives,   encouraging   the  attraction  and  retention  of  employees  with
exceptional qualifications and linking employees' interests directly to those of stockholders through increased stock ownership;

     WHEREAS,  the Committee  and Executive  believe that the 2000 Option shares fail to provide Executive with a meaningful incentive to extend his best efforts on  behalf  of the  Company  and its  stockholders,  and  that it is in the best interests of the Company and its stockholders to encourage  maximum  performance by Executive at this time;

     WHEREAS,  the Committee has determined that it is advisable and in the best interests  of the  Company and its  stockholders  to  institute  a stock  option exchange with  Executive to provide him with the benefit of owning  options that over time may have a greater  potential  to  increase  in value,  create  better performance incentives for Executive and thereby maximize stockholder value;

     WHEREAS,  the Executive and the Company  desire to terminate and cancel the out-of-the  money 2000 Option Shares effective as of May 22, 2002, such that the
2000 Option Shares shall not at any time be deemed  outstanding or  exercisable, in exchange for new options to be granted during the thirty day period beginning on the first business day that is at least six months and one day from this date of option cancellation; and

     WHEREAS, the Committee and Executive desire to enter into this Agreement to set forth the terms and  conditions of the 2000 Option Shares  cancellation  and exchange.

                                    Agreement

     In consideration of the foregoing  recitals and the mutual  representations warranties,  covenants  and  agreements  contained  herein,  and other  good and valuable  consideration,  the  receipt  and  sufficiency  of  which  are  hereby acknowledged,  the Company and  Executive,  intending  to be legally  bound,  do hereby agree as follows:

     1.   Cancellation  of the 2000  Option  Shares.  Executive  and the Company
          hereby mutually  consent and agree to cancel the out-of-the money 2000
          Option  Shares  effective  as of May  22,  2002,  such  that as of and following  such date,  the 2000 Option Shares shall not at any time be deemed outstanding or exercisable.

     2.   Replacement Option Grant. In exchange for the cancellation of the 2000
          Option   Shares,   as  provided  in  Section  1  hereof,   subject  to
          satisfaction of the conditions for Replacement  Option grant set forth in Section 3 hereof,  the Company agrees to grant  Executive an option to purchase 100,000 shares of Common Stock (the "Replacement  Option")
          under the Company's  1995 Stock Option Plan, as amended,  (the "Plan")
          on a date  selected  by the  Committee  that is during  the thirty day period beginning on the first business day that is at least six months and one day from this date of  cancellation  of the 2000 Option Shares
          (i.e.,  during the thirty day period  beginning on November 25, 2002).
          Certain of the material terms of the  Replacement  Option grant are as follows:

          a.   The  exercise  price for the  Replacement  Option shall equal the average  of the  high  and low  selling  price  per  share of the
               Company's common stock on the Nasdaq National Market on the grant date for the Replacement Option;

          b.   The Replacement  Option shall commence vesting on the Replacement
               Option grant date and will vest as to  twenty-five  percent (25%)
               of the shares subject to the  Replacement  Option on the one year anniversary  of the  Replacement  Option  grant date and 1/36 per each  month  after the one year  anniversary  of the  Replacement
               Option grant date until the Replacement Option is fully vested on the fourth anniversary of the Replacement Option grant date;

          c.   The Replacement  Option will be designated a non-qualified  stock option,  and will  have a term of ten years  following  the grant date for the Replacement  Option,  subject to earlier termination upon the  happening of certain  events as specified in the option agreement and Plan; and

          d.   The  Replacement  Option  shall be  evidenced  by,  and  shall be subject to all of the terms and conditions  contained in, a stock option  agreement,  substantially  in the form attached hereto as
               Exhibit A, which will be executed by the Company and Executive at or about the time of the grant of the Replacement Option.

     3.   Conditions to Grant of Replacement Option. The Company's obligation to grant  the  Replacement  Option  is  subject  to  satisfaction  of the following conditions:

          a.   Executive shall continue to serve as an executive  officer of the
               Company from the date hereof through and including the grant date for the Replacement Option; and

          b.   The grant of the Replacement  Option shall not be in violation of any applicable law, rule or order.

          In  addition,  the Company is reserving  the right,  in the event of a merger, tender offer,  exchange offer or similar transaction,  to take any actions the Company deems  necessary or  appropriate to complete a transaction  that the Company's Board of Directors  believes is in the best interest of the Company and its stockholders.  This could include terminating  Executive's  right to receive the Replacement  Option. If the Company  terminates  Executive's  right to receive the Replacement
          Option in  connection  with such a  transaction,  Executive  would not receive  options to purchase  securities  of the acquiror or any other consideration for the canceled 2000 Option Shares.

     4.   Executive's Understandings. Executive understands and agrees:

          a.   THE EXCHANGE OF OPTIONS  CONTEMPLATED  BY THIS AGREEMENT  CARRIES
               CONSIDERABLE  RISK FOR EXECUTIVE,  AND THERE ARE NO GUARANTEES OF
               THE  COMPANY'S  FUTURE STOCK  PERFORMANCE  OR THE PRICE OF COMMON
               STOCK ON THE  REPLACEMENT  GRANT DATE. The Company's  stock price could  increase  (or  decrease)  and the  exercise  price  of the
               Replacement  Option  could be higher (or lower) than the exercise price of the 2000 Option  Shares.  The  advisability  of entering into this Agreement  depends  largely on Executive's  assumptions
               about  the  future   overall   economic   environment,   and  the
               performance  of the  stock  markets,  the  Common  Stock  and the
               Company's business. Executive is informed and knowledgeable about
               the  Company's  business,   properties,  results  of  operations,
               condition (financial or otherwise), prospects and proposals;

          b.   Executive  will  receive no vesting  credit  with  respect to the cancelled  2000  Option  Shares  between  the date hereof and the
               Replacement  Option  grant date,  a period which will be at least six months and one day;

          c.   Executive is responsible  for consulting his own tax advisor with respect to the federal,  state and local tax consequences of this
               Agreement;

          d.   The Company  will not grant any new options to  Executive  for at least six  months  and one day after the date of this  Agreement;
               and

          e.   This   Agreement  does  not  constitute  an  offer  of  continued
               employment,  and does not  interfere  with or restrict in any way the rights of the Company,  which are hereby expressly  reserved, to discharge Executive at any time with or without good cause.

     5.   Successors and Assigns. This Agreement shall be binding upon and inure to the  benefit  of and  be  enforceable  by  the  Parties  and  their respective  successors  and assigns.  Notwithstanding  the  foregoing, neither this Agreement nor any rights hereunder may be assigned by any
          Party without the prior written consent of the other Parties.

     6.   Governing  Law.  The  Parties  agree  that  this  Agreement  shall  be construed  and enforced in  accordance  with the internal  laws of the
          State of California.

     7.   Acknowledgement.  The Parties  acknowledge  that this Agreement is not entered into in consideration of any promise, commitment,  expectation or  agreement  to  provide  Executive  with  any  form  of  additional consideration, including any future stock options.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF,  this Agreement has been duly executed and delivered as of the date first written above.

                                                Executive

                                                 /s/ Ron L. Ercanbrack

                                                Ron L. Ercanbrack

                                                FileNET Corporation

                                                 /s/ Lee D. Roberts

                                                By:      Lee D. Roberts
                                                Title:   Chief Executive Officer

                                    EXHIBIT A

                     STOCK OPTION AGREEMENT AND GRANT NOTICE

                                                        EMPLOYEE AND CONSULTANTS
                                                                October 21, 1999

                               FILENET CORPORATION
                             STOCK OPTION AGREEMENT

                                    RECITALS

     The Board has adopted the Plan for the purpose of retaining the services of selected Employees,  non-employee members of the Board and consultants and other independent  advisors who provide  services to the Corporation (or any Parent or
Subsidiary).

     A.   Optionee  is to render  valuable  services  to the  Corporation  (or a
          Parent or Subsidiary), and this Agreement is executed pursuant to, and is intended to carry out the purposes of, the Plan in connection  with the Corporation's grant of an option to Optionee.

     B.   All  capitalized  terms  in this  Agreement  shall  have  the  meaning assigned to them in the attached Appendix.

          NOW, THEREFORE, it is hereby agreed as follows:

          1.   Grant of Option. The Corporation hereby grants to Optionee, as of the Grant Date,  an option to purchase up to the number of Option
               Shares specified in the Grant Notice.  The Option Shares shall be purchasable from time to time during the option term specified in
               Paragraph 2 at the Exercise Price.

          2.   Option Term.  This  option  shall  have  a term of ten (10) years measured from the Grant Date and shall accordingly  expire at the
               close  of  business  on  the  Expiration   Date,   unless  sooner
               terminated in accordance with Paragraph 5 or 6.

          3.   Limited Transferability.    This   option    shall   be   neither
               transferable  nor assignable by Optionee other than by will or by the laws of descent and distribution  following  Optionee's death and  may  be  exercised,  during  Optionee's  lifetime,  only  by
               Optionee.  However,  if this option is designated a Non-Qualified
               Option in the Grant  Notice,  then this option may be assigned in whole or in part during  Optionee's  lifetime in accordance  with the terms of a Qualified  Domestic  Relations Order. The assigned portion  shall be  exercisable  only by the person or persons who acquire a  proprietary  interest  in the option  pursuant to such
               Qualified  Domestic  Relations Order. The terms applicable to the assigned  portion  shall be the same as those in effect  for this option  immediately  prior to such  assignment  and  shall be set forth  in such  documents  issued  to the  assignee  as the  Plan
               Administrator may deem appropriate.

          4.   Dates of Exercise.  This option shall become  exercisable for the
               Option  Shares  in a  series  of  one  or  more  installments  as specified in the Grant Notice. As the option becomes  exercisable for one or more of those  installments,  the  installments  shall accumulate  and  the  option  shall  remain  exercisable  for the accumulated  installments  until  the  Expiration  Date or sooner termination of the option term under Paragraph 5 or 6.

          5.   Cessation of Service.   The option term  specified in Paragraph 2
               shall  terminate (and this option shall cease to be  outstanding)
               prior  to  the  Expiration  Date  should  any  of  the  following provisions become applicable:

               (i)  Should  Optionee  cease to remain in Service  for any reason
                    (other than death or Permanent Disability) while this option is  outstanding,  then Optionee shall have a period of three
                    (3) months  (commencing  with the date of such  cessation of
                    Service)  during which to exercise  this  option,  but in no event shall this option be exercisable at any time after the
                    Expiration Date.

               (ii) Should Optionee die while this option is  outstanding,  then the  personal  representative  of  Optionee's  estate or the person or persons to whom the option is transferred pursuant to Optionee's will or in accordance with the laws of descent and  distribution  shall  have the  right to  exercise  this option.  Such right shall lapse and this option  shall cease to be outstanding  upon the earlier of (i) the expiration of the  twelve  (12)  month  period  measured  from the date of
                    Optionee's death or (ii) the Expiration Date.

               (iii)Should Optionee   cease   Service  by  reason  of  Permanent
                    Disability  while this option is outstanding,  then Optionee shall have a period of twelve (12) months  (commencing  with the  date of such  cessation  of  Service)  during  which to exercise  this  option.  In no event  shall  this  option be exercisable at any time after the Expiration Date.

               (iv) Should Optionee's Service be terminated for Misconduct, then this option shall terminate  immediately and cease to remain outstanding.

               (v)  During the applicable  post-Service  exercise  period,  this option may not be exercised in the  aggregate  for more than the  number  of  Option  Shares  for  which  the  option  is exercisable at the time of Optionee's  cessation of Service.
                    Upon the expiration of such exercise  period or (if earlier)
                    upon the Expiration  Date,  this option shall  terminate and cease to be outstanding  for any  exercisable  Option Shares for which the option has not been exercised.  However,  this option  shall,  immediately  upon  Optionee's  cessation  of
                    Service,  terminate and cease to be outstanding with respect to any Option  Shares for which the option is not  otherwise at that time exercisable.

          6.   Special Acceleration of Option.

               (i)  This  option,  to the  extent  outstanding  at the time of a
                    Corporate  Transaction but not otherwise fully  exercisable, shall  automatically  accelerate  so that this option shall, immediately  prior to the  effective  date of the  Corporate
                    Transaction, become exercisable for all of the Option Shares at the time subject to this option and may be exercised  for any or all of those Option Shares as fully-vested  shares of
                    Common Stock. No such acceleration of this option,  however, shall  occur if and to the  extent:  (i) this  option is, in connection  with the  Corporate  Transaction,  either  to be assumed by the successor  corporation (or parent thereof) or to be replaced with a comparable  option to purchase  shares of the capital stock of the successor corporation (or parent thereof) or (ii) this  option is to be replaced  with a cash
                    incentive   program  of  the  successor   corporation  which
                    preserves  the spread  existing on the Option  Shares at the time of the  Corporate  Transaction  (the excess of the Fair
                    Market  Value  of such  Option  Shares  over  the  aggregate
                    Exercise  Price  payable for those  shares) and provides for subsequent  pay-out in accordance  with the option  exercise schedule set forth in the Grant Notice. The determination of option  comparability  under clause (i) shall be made by the
                    Plan  Administrator,  and such determination shall be final, binding and conclusive.

               (ii) Immediately following the Corporate Transaction, this option shall terminate and cease to be  outstanding,  except to the extent  assumed  by the  successor  corporation  (or  parent thereof) in connection with the Corporate Transaction.

               (iii)If this  option is assumed in  connection  with a  Corporate
                    Transaction,   then  this  option  shall  be   appropriately
                    adjusted,  immediately after such Corporate Transaction,  to apply to the number and class of securities which would have been issuable to Optionee in  consummation of such Corporate
                    Transaction had the option been exercised  immediately prior to such Corporate Transaction,  and appropriate  adjustments shall  also be  made to the  Exercise  Price,  provided  the aggregate Exercise Price shall remain the same.

               (iv) This Agreement  shall not in any way affect the right of the
                    Corporation to adjust,  reclassify,  reorganize or otherwise change  its  capital  or  business  structure  or to  merge, consolidate,  dissolve, liquidate or sell or transfer all or any part of its business or assets.

          7.   Adjustment in Option Shares.   Should  any  change be made to the
               Common  Stock by  reason  of any  stock  split,  stock  dividend, recapitalization,  combination  of shares,  exchange of shares or other change  affecting the  outstanding  Common Stock as a class without the Corporation's  receipt of consideration,  appropriate adjustments  shall  be made to (i) the  number  and/or  class  of securities subject to this option, (ii) the minimum number and/or class of securities for which this option must be exercised,  and
               (iii) the  Exercise  Price in order to  reflect  such  change and thereby preclude a dilution or enlargement of benefits hereunder.

          8.   Stockholder Rights.  The holder of this option  shall not have any stockholder  rights with respect to the Option  Shares until such person shall have  exercised the option,  paid the Exercise Price and become a holder of record of the purchased  shares.

          9.   Manner of Exercising Option.

               (i)  In order to exercise  this option with respect to all or any part of the Option  Shares  for which this  option is at the time  exercisable,  Optionee (or any other person or persons exercising the option) must take the following actions:

               (ii) Execute and deliver to the  Corporation a Notice of Exercise for the  number of  Option  Shares  for which the  option is exercised.

               (iii)Pay the aggregate  Exercise  Price for the purchased  shares in one or more of the following forms:

                    (A)  cash or check made payable to the Corporation;

                    (B)  a promissory note payable to the Corporation,  but only to the extent  authorized by the Plan  Administrator in
                         accordance with Paragraph 13;

                    (C)  shares of Common  Stock held by Optionee  (or any other person  or  persons  exercising  the  option)  for  the
                         requisite  period  necessary  to avoid a charge  to the
                         Corporation's earnings for financial reporting purposes
                         and valued at Fair Market Value on the  Exercise  Date;
                         or

                    (D)  through  a  special  sale  and   remittance   procedure
                         pursuant  to which  Optionee  (or any  other  person or
                         persons   exercising  the  option)  shall  concurrently
                         provide  irrevocable  written  instructions  (a)  to  a
                         Corporation-designated  brokerage  firm to  effect  the
                         immediate sale of the purchased shares and remit to the
                         Corporation,  out of the sale proceeds available on the
                         settlement   date,   sufficient   funds  to  cover  the
                         aggregate  Exercise  Price  payable  for the  purchased
                         shares  plus all  applicable  Federal,  state and local
                         income and employment  taxes required to be withheld by
                         the  Corporation  by reason of such exercise and (b) to
                         the  Corporation  to deliver the  certificates  for the
                         purchased  shares  directly to such  brokerage  firm in
                         order to complete the sale.

                         Except to the extent the sale and remittance  procedure
                         is  utilized  in  connection  with the option exercise,
                         payment of the Exercise Price must accompany the Notice
                         of Exercise.

               (iv) Furnish to the Corporation  appropriate  documentation  that the person or persons  exercising  the option (if other than
                    Optionee) have the right to exercise this option.

               (v)  Make  appropriate  arrangements  with  the  Corporation  (or
                    Parent or  Subsidiary  employing or retaining  Optionee) for the satisfaction of all Federal,  state and local income and employment tax  withholding  requirements  applicable to the option exercise, if the Option is designated a Non-Qualified
                    Option in the Grant Notice.

               (vi) As  soon  as  practical   after  the  Exercise   Date,   the
                    Corporation  shall issue to or on behalf of Optionee (or any
                    other   person  or  persons   exercising   this   option)  a
                    certificate for the purchased Option Shares.

               (vii)In no event may this option be exercised for any  fractional shares.

          10.  Compliance with Laws and Regulations.

               (i)  The  exercise of this option and the  issuance of the Option
                    Shares upon such exercise  shall be subject to compliance by
                    the   Corporation   and   Optionee   with   all   applicable
                    requirements of law relating thereto and with all applicable regulations  of any stock  exchange (or the Nasdaq  National
                    Market,  if  applicable)  on which the  Common  Stock may be listed  for  trading  at  the  time  of  such  exercise  and issuance.

               (ii) The inability of the Corporation to obtain approval from any regulatory body having  authority  deemed by the Corporation to be  necessary  to the  lawful  issuance  and  sale of any
                    Common  Stock  pursuant  to this  option  shall  relieve the
                    Corporation   of  any   liability   with   respect   to  the
                    non-issuance  or sale of the  Common  Stock as to which such approval  shall not have  been  obtained.  The  Corporation, however,  shall  use its best  efforts  to  obtain  all such approvals.

          11.  Successors and Assigns.  Except to the extent otherwise  provided in  Paragraphs 3 and 6, the  provisions of this  Agreement  shall inure to the benefit of, and be binding upon, the Corporation and its successors and assigns and Optionee,  Optionee's  assigns and the legal  representatives,  heirs  and  legatees  of  Optionee's estate.

          12.  Notices.  Any notice  required  to be given or  delivered  to the
               Corporation under the terms of this Agreement shall be in writing and  addressed  to the  Corporation  at its  principal  corporate offices. Any notice required to be given or delivered to Optionee shall be in writing  and  addressed  to  Optionee  at the address indicated  below  Optionee's  signature line on the Grant Notice.
               All notices shall be deemed  effective upon personal  delivery or upon  deposit in the U.S.  mail,  postage  prepaid  and  properly addressed to the party to be notified.

          13.  Financing. The Plan Administrator may, in its absolute discretion and without any  obligation to do so, permit  Optionee to pay the
               Exercise  Price for the  purchased  Option Shares by delivering a promissory note payable to the Corporation. The terms of any such promissory  note  (including the interest rate, the  requirements for collateral  and the terms of repayment)  shall be established by the Plan Administrator in its sole discretion.(1/)

          14.  Excess  Shares.  If the Option Shares  covered by this  Agreement exceed,  as of the  Grant  Date,  the  number of shares of Common
               Stock which may without stockholder  approval be issued under the
               Plan,  then this option shall be void with respect to such excess shares, unless stockholder approval of an amendment  sufficiently increasing  the number of shares of Common Stock  issuable  under the Plan is obtained in  accordance  with the  provisions  of the
               Plan.

          15.  Construction.  This Agreement and the option evidenced hereby are made and  granted  pursuant  to the Plan and are in all  respects limited by and subject to the terms of the Plan. All decisions of the Plan  Administrator  with  respect to any  question  or issue arising under the Plan or this Agreement  shall be conclusive and binding on all persons having an interest in this option.

(1/) Payment of the  Exercise  Price by  promissory  note may,  under  currently proposed  Treasury  Regulations,  result in the loss of  incentive  stock option treatment under the Federal tax laws.

          16.  Governing Law. The interpretation, performance and enforcement of this  Agreement  shall be  governed  by the laws of the  State of
               California without resort to that State's conflict-of-laws rules.

          17.  Leave of Absence.  The following  provisions shall apply upon the
               Optionee's commencement of an authorized leave of absence:

               (i)  The exercise schedule in effect under the Grant Notice shall be frozen as of the first day of the authorized  leave,  and the option shall not become  exercisable  for any additional installments of the Option Shares during the period Optionee remains on such leave.

               (ii) Should  Optionee  resume active Employee status within sixty
                    (60)  days  after the start  date of the  authorized  leave,
                    Optionee  shall,  for purposes of the exercise  schedule set forth in the Grant Notice,  receive  Service  credit for the entire  period of such leave.  If  Optionee  does not resume active  Employee  status within such sixty (60) day periods, then no Service  credit shall be given for the period of the leave.

               (iii)If the option is designated as an Incentive  Stock Option in the Grant Notice,  then the following  additional  provision shall apply:

                    (A)  If the leave of absence  continues for more than ninety
                         (90) days, then the option shall automatically  convert
                         to a non-qualified option under the federal tax laws on
                         the ninety-first  (91st) day of such leave,  unless the
                         Optionee's   reemployment   rights  are  guaranteed  by
                         statute or by  written  agreement.  Following  any such
                         conversion of the option,  all subsequent  exercises of
                         such   option,   whether   effected   before  or  after
                         Optionee's  return to  active  Employee  status,  shall
                         result  in  an  immediate   taxable   event,   and  the
                         Corporation  shall be required to collect from Optionee
                         the  federal,  state and local  income  and  employment
                         withholding taxes applicable to such exercise.

               (iv) In no event shall this  option  become  exercisable  for any additional Option Shares or otherwise remain  outstanding if
                    Optionee  does  not  resume  Employee  status  prior  to the
                    Expiration Date of the option term.

                                    APPENDIX

     The following definitions shall be in effect under the Agreement:

          A.   Agreement shall mean this Stock Option Agreement.

          B.   Board shall mean the Corporation's Board of Directors.

          C.   Code shall mean the Internal Revenue Code of 1986, as amended.

          D.   Common Stock shall mean the Corporation's common stock.

          E.   Corporate Transaction   shall   mean   either  of  the  following
               stockholder-approved  transactions  to which the Corporation is a party:

               (i)  a merger or  consolidation  in which  securities  possessing more than fifty percent (50%) of the total  combined  voting
                    power  of  the  Corporation's   outstanding  securities  are
                    transferred  to a  person  or  persons  different  from  the persons holding those securities  immediately  prior to such transaction, or

               (ii) the  sale,   transfer  or  other   disposition   of  all  or
                    substantially  all of the  Corporation's  assets in complete liquidation or dissolution of the Corporation.

          F.   Corporation  shall   mean   FileNET   Corporation,   a  Delaware
               corporation.

          G.   Domestic Relations Order shall mean any judgment, decree or order
               (including  approval of a property  settlement  agreement)  which provides  or  otherwise  conveys,  pursuant to  applicable  State domestic  relations laws  (including  community  property  laws), marital  property  rights to any  spouse or former  spouse of the
               Optionee.

          H.   Employee  shall  mean an  individual  who is in the employ of the
               Corporation (or any Parent or Subsidiary), subject to the control and  direction of the  employer  entity as to both the work to be performed and the manner and method of performance.

          I.   Exercise Date shall mean  the date on which the option shall have been exercised in accordance with Paragraph 9 of the Agreement.

          J.   Exercise Price  shall  mean   the  exercise  price  per  share as
               specified in the Grant Notice.

          K.   Expiration Date shall mean the  date on which the option  expires as specified in the Grant Notice.

          L.   Fair Market Value per share of Common Stock on any relevant  date shall be determined in accordance with the following provisions:

               (v)(i)    If the Common Stock is at the time traded on the Nasdaq
                    National  Market,  then the Fair  Market  Value shall be the average  of the high and low  selling  prices  per  share of
                    Common  Stock on the date in  question,  as such  prices are reported by the National  Association of Securities  Dealers on the Nasdaq  National Market or any successor  system.  If there are no selling  prices  quoted for the Common Stock on the date in  question,  then the Fair Market  Value shall be the average of the high and low  selling  prices on the last preceding date for which such quotations exist.

               (vi)(ii)  If the Common  Stock is at the time listed on any Stock
                    Exchange,  then the Fair  Market  Value shall be the average high and low selling prices per share of Common Stock on the date in question  on the Stock  Exchange  determined  by the
                    Plan  Administrator  to be the primary market for the Common
                    Stock, as such prices are officially quoted in the composite tape of  transactions  on such  exchange.  If  there  are no selling  prices  quoted for the Common  Stock on the date in question, then the Fair Market Value shall be the average of the high and low selling  prices on the last  preceding date for which such quotations exist.

          M.   Grant Date  shall  mean  the  date of  grant  of  the  option  as specified in the Grant Notice.

          N.   Grant Notice  shall  mean  the  Notice  of Grant of Stock  Option accompanying  the Agreement,  pursuant to which Optionee has been informed of the basic terms of the option evidenced hereby.

          O.   Incentive Option  shall   mean   an  option  that  satisfies  the
               requirements of Code Section 422.

          P.   Misconduct  shall  mean  the  commission  of any  act  of  fraud, embezzlement or dishonesty by Optionee,  any  unauthorized use or disclosure  by  Optionee  of  confidential  information  or trade secrets of the Corporation (or any Parent or Subsidiary),  or any
               other intentional  misconduct by Optionee adversely affecting the business  or  affairs  of  the  Corporation  (or  any  Parent  or
               Subsidiary) in a material manner. The foregoing  definition shall not be deemed to be inclusive of all the acts or omissions  which the  Corporation  (or any Parent or  Subsidiary)  may consider as grounds for the  dismissal  or discharge of Optionee or any other individual  in the Service of the  Corporation  (or any Parent or
               Subsidiary).

          Q.   Non-Qualified Option shall mean an option not intended to satisfy the requirements of Code Section 422.

          R.   Notice of Exercise  shall mean the  written  notice of the option exercise  on the  form  provided  by  the  Corporation  for  such purpose.

          S.   Option Shares  shall  mean the  number of shares of Common  Stock subject to the option as specified in the Grant Notice.

          T.   Optionee  shall  mean the person to whom the option is granted as specified in the Grant Notice.

          U.   Parent shall mean any corporation (other than the Corporation) in an unbroken chain of  corporations  ending with the  Corporation, provided each  corporation  in the unbroken chain (other than the
               Corporation)  owns,  at  the  time  of the  determination,  stock possessing  fifty  percent  (50%) or more of the  total  combined voting  power  of all  classes  of  stock  in  one  of the  other corporations in such chain.

          V.   Permanent Disability  shall  mean the  inability  of  Optionee to engage  in any  substantial  gainful  activity  by  reason of any medically  determinable  physical or mental  impairment  which is expected  to result in death or has lasted or can be  expected to last for a continuous period of twelve (12) months or more.

          W.   Plan shall mean the Corporation's 1995 Stock Option Plan.

          X.   Plan Administrator  shall mean either the Board or a committee of
               Board  members,  to the  extent  the  committee  is at  the  time responsible for the administration of the Plan.

          Y.   Qualified Domestic Relations Order    shall   mean   a   Domestic
               Relations   Order   which   substantially   complies   with   the
               requirements of Code Section 414(p). The Plan Administrator shall
               have  the  sole  discretion  to  determine   whether  a  Domestic
               Relations Order is a Qualified Domestic Relations Order.

          Z.   Service shall mean the Optionee's performance of services for the
               Corporation  (or any Parent or  Subsidiary) in the capacity of an
               Employee,  a  non-employee  member of the board of directors or a consultant or independent advisor.

          AA.  Stock Exchange shall mean  the American Stock Exchange or the New
               York Stock Exchange.

          BB.  Subsidiary   shall   mean  any   corporation   (other   than  the
               Corporation) in an unbroken chain of corporations  beginning with the Corporation,  provided each corporation  (other than the last corporation)  in the  unbroken  chain  owns,  at the  time of the determination,  stock  possessing  fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

                                              FileNET Corporation ID: 95-3757924

                                                Notice of Grant of Stock Options
                                                            and Option Agreement

Ron L. Ercanbrack                                Option Number:
10 Le Conte                                      Plan:                       95
Laguna Niguel, CA  92677                         ID:

Effective __/__/02 been granted a Non-Qualified  Option to buy 100,000 shares of
FileNET Corporation (the Company) stock at $x.xx per share.

The total option price of the shares granted is $xxx,xxx.xx.

Shares in each period will become fully vested on the date shown.

     Shares        Vest Type                    Full Vest            Expiration

     25,000        On First Anniversary           __/__/03           __ /__ /12
                   of Grant Date

     75,000        1/36 Monthly                   __/__/06            __/ __/12
                   commencing

By your signature and the Company's  signature  below, you and the Company agree that these options are granted under and governed by the terms and conditions of the 1995  FileNET  Corporation  Stock  Option  Plan as  amended  and the  Option
Agreement,  all of which are located and may be accessed via FileNET's Intranet, now.

 FileNET Corporation                      Date

 Ron L. Ercanbrack

                                                                   Exhibit 10.14

                          THE 2002 INCENTIVE AWARD PLAN

                                       OF

                               FILENET CORPORATION

     FileNET Corporation, a Delaware corporation, has adopted the 2002 Incentive
Award  Plan of  FileNET  Corporation,  (the  "Plan"),  effective  May  22,  2002
("Effective Date"), for the benefit of its eligible  employees,  consultants and directors.

     The purposes of the Plan are as follows:

     (1) To provide an  additional  incentive for  directors,  key Employees and
Consultants (as such terms are defined below) to further the growth, development and  financial  success of the  Company by  personally  benefiting  through  the
ownership  of  Company  stock  and/or  rights  which   recognize   such  growth,
development and financial success.

     (2) To enable the Company to obtain and retain the  services of  directors, key Employees and Consultants  considered essential to the long range success of the Company by offering them an  opportunity  to own stock in the Company and/or rights which will reflect the growth,  development and financial  success of the
Company.

                                   ARTICLE I.
                                   DEFINITIONS

     Wherever  the  following  terms  are used in the Plan they  shall  have the meanings specified below,  unless the context clearly indicates  otherwise.  The singular pronoun shall include the plural where the context so indicates.

     1.1.  "Administrator"  shall  mean the entity  that  conducts  the  general
administration   of  the  Plan  as  provided  herein.   With  reference  to  the
administration  of the Plan with  respect  to  Options  granted  to  Independent
Directors,  the term "Administrator" shall refer to the Board. With reference to the  administration  of the Plan  with  respect  to any  other  Award,  the term
"Administrator"  shall refer to the Committee,  unless the Board has assumed the authority for  administration  of the Plan generally as provided in Section 10.1 or the Committee has delegated its authority to administer  the Plan as provided in Section  10.5,  in which events  "Administrator"  shall refer to the Board or such delegated sub-committee, as applicable.

     1.2.  "Award" shall mean an Option, a Restricted Stock award, a Performance
Award,  a Dividend  Equivalents  award,  a Deferred Stock award, a Stock Payment award or a Stock  Appreciation  Right which may be awarded or granted  under the
Plan (collectively, "Awards").

     1.3.  "Award Agreement"  shall  mean  a written  agreement  executed  by an authorized officer of the Company and the Holder, which shall contain such terms and conditions with respect to an Award as the  Administrator  shall  determine, consistent with the Plan.

     1.4.  "Award Limit" shall mean 400,000 shares of Common Stock,  as adjusted pursuant  to Section  11.3;  provided,  however,  that  solely  with  respect to
Performance  Awards granted  pursuant to Section 8.2(b),  Award Limit shall mean
Seven Hundred Fifty Thousand Dollars ($750,000).

     1.5. "Board" shall mean the Board of Directors of the Company.

     1.6.  "Change in Control"  shall mean  a change in ownership  or control of the Company effected through any of the following transactions:

          (a) Any person or related group of persons  (other than the Company or a person that, prior to such transaction,  directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial  ownership (within the meaning of Rule 13d-3 under the Exchange Act) of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities pursuant to a tender or exchange offer made directly to the Company's  stockholders which the Board does not recommend such stockholders accept; or

          (b) There is a change in the composition of the Board over a period of
     36  consecutive  months (or less) such that a majority of the Board members
     (rounded up to the nearest whole number)  ceases,  by reason of one or more proxy  contests  for the  election of Board  members,  to be  comprised  of individuals who either (i) have been Board members  continuously  since the beginning  of such  period,  or (ii) have been  elected  or  nominated  for election as Board members  during such period by at least a majority of the
     Board members  described in clause (i) who were still in office at the time such election or nomination was approved by the Board; or

     1.7. "Code" shall mean the Internal Revenue Code of 1986, as amended.

     1.8.  "Committee"  shall mean the  Compensation  Committee of the Board, or another committee or subcommittee of the Board, appointed as provided in Section
10.1.

     1.9.  "Common Stock" shall mean the common stock of the Company,  par value
$0.01 per share.

     1.10. "Company" shall mean FileNET Corporation, a Delaware corporation.

     1.11. "Consultant" shall mean any consultant or adviser if:

          (a) The  consultant  or  adviser  renders  bona fide  services  to the
     Company;

          (b) The  services  rendered  by the  consultant  or adviser are not in connection  with  the  offer  or sale of  securities  in a  capital-raising transaction and do not directly or indirectly  promote or maintain a market for the Company's securities; and

          (c) The  consultant or adviser is a natural  person who has contracted directly with the Company to render such services.

     1.12. "Corporate Transaction" shall mean:

          (a) The  stockholders of the Company approve a merger or consolidation of the Company with any other  corporation (or other entity),  other than a merger or consolidation  which would result in the voting securities of the
     Company  outstanding  immediately  prior  thereto  continuing  to represent
     (either  by  remaining  outstanding  or  by  being  converted  into  voting securities  of the surviving  entity) more than 50% of the combined  voting power of the voting  securities  of the  Company or such  surviving  entity outstanding  immediately  after  such  merger or  consolidation;  provided,
     however,   that  a  merger  or   consolidation   effected  to  implement  a
     recapitalization of the Company (or similar transaction) in which no person acquires more than 25% of the combined  voting power of the Company's  then outstanding securities shall not constitute a Change in Control; or

          (b)  The  stockholders  of the  Company  approve  a plan  of  complete liquidation  of the Company or an agreement for the sale or  disposition by the Company of all or substantially all of the Company's assets.]

     1.13.  "Deferred Stock"  shall mean Common Stock awarded under Article VIII of the Plan.

     1.14. "Director" shall mean a member of the Board.

     1.15.  "Dividend Equivalent"  shall  mean a right to receive the equivalent value (in cash or Common Stock) of dividends paid on Common Stock, awarded under
Article VIII of the Plan.

     1.16. "DRO" shall mean a domestic relations order as defined by the Code or
Title I of the Employee  Retirement Income Security Act of 1974, as amended,  or the rules thereunder.

     1.17. "Effective Date" shall mean May 22, 2002.

     1.18.  "Employee"  shall mean any officer or other  employee (as defined in accordance  with  Section  3401(c)  of  the  Code)  of  the  Company,  or of any
corporation that is a Subsidiary.

     1.19.  "Exchange Act" shall mean the  Securities  Exchange  Act of 1934, as amended.

     1.20.  "Fair Market Value"  of a share of  Common  Stock as of a given date shall be (a) the average of the high and low selling prices of a share of Common
Stock on the  principal  exchange or the Nasdaq  Stock Market on which shares of
Common Stock are then  trading,  if any (or as reported on any  composite  index which  includes such  principal  exchange),  on such date, or if shares were not traded on such date,  then on the next preceding date on which a trade occurred, or (b) if Common Stock is not traded on an exchange or the Nasdaq Stock  Market, but is quoted on Nasdaq or a  successor  quotation  system,  the  average of the closing representative bid and asked prices for the Common Stock on such date as reported by Nasdaq or such successor quotation system, or (c) if Common Stock is not  publicly  traded on an  exchange  and not  quoted on Nasdaq or a  successor quotation  system,  the  Fair  Market  Value  of a  share  of  Common  Stock  as established by the Administrator acting in good faith.

     1.21.  "Holder"  shall  mean a person  who has been  granted  or awarded an
Award.

     1.22.  "Incentive Stock Option"  shall mean an option which conforms to the applicable  provisions  of Section 422 of the Code and which is designated as an
Incentive Stock Option by the Administrator.

     1.23. "Independent Director" shall mean a member of the Board who is not an
Employee of the Company.

     1.24.  "Non-Qualified  Stock  Option"  shall  mean  an  Option  that is not designated as an Incentive Stock Option by the Administrator.

     1.25.  "Option"  shall mean a stock option  granted under Article IV of the
Plan.  An  Option   granted   under  the  Plan  shall,   as  determined  by  the
Administrator,  be either a  Non-Qualified  Stock Option or an  Incentive  Stock
Option;  provided,  however,  that Options granted to Independent  Directors and
Consultants shall be Non-Qualified Stock Options.

     1.26.  "Performance Award"  shall  mean a cash bonus,  stock bonus or other performance  or  incentive  award  that is  paid  in  cash,  Common  Stock  or a combination of both, awarded under Article VIII of the Plan.

     1.27.  "Performance Criteria"  shall mean the following  business  criteria with respect to the Company,  any Subsidiary or any division or operating  unit:
(a) net income,  (b) pre-tax income,  (c) operating  income,  (d) cash flow, (e)
earnings  per share,  (f) return on equity,  (g) return on  invested  capital or assets,  (h)  cost  reductions  or  savings,  (i)  funds  from  operations,  (j)
appreciation  in the fair market value of Common Stock,  and (k) earnings before any  one or  more of the  following  items:  interest,  taxes,  depreciation  or amortization each as determined in accordance with generally accepted accounting principles or subject to such  adjustments  as may be specified by the Committee with respect to a Performance Award.

     1.28. "Permanent Disability"  shall mean, for purposes of Awards granted to
Independent  Directors,  the inability of the Holder to perform his usual duties as a Board  member by reason of any  medically  determinable  physical or mental impairment expected to result in death or to be of continuous duration of twelve months or more.

     1.29.   "Plan"  shall  mean  the  2002  Incentive  Award  Plan  of  FileNET
Corporation, as amended and/or restated from time to time.

     1.30.  "Restricted Stock" shall mean Common Stock awarded under Article VII of the Plan.

     1.31.  "Rule 16b-3" shall mean  Rule 16b-3  promulgated  under the Exchange
Act, as such Rule may be amended from time to time.

     1.32.  "Section 162(m) Participant" shall  mean any key Employee designated by the Administrator as a key Employee whose compensation for the fiscal year in which the key Employee is so  designated  or a future fiscal year may be subject to the limit on deductible compensation imposed by Section 162(m) of the Code.

     1.33. "Securities Act" shall mean the Securities Act of 1933, as amended.

     1.34.  "Stock Appreciation Right" shall mean  a  stock  appreciation  right granted under Article IX of the Plan.

     1.35.  "Stock Payment"  shall  mean  (a) a payment in the form of shares of
Common  Stock,  or (b) an option  or other  right to  purchase  shares of Common
Stock, as part of a deferred  compensation  arrangement,  made in lieu of all or any portion of the compensation,  including without limitation,  salary, bonuses and  commissions,  that would  otherwise  become  payable to a key  Employee  or
Consultant in cash, awarded under Article VIII of the Plan.

     1.36.  "Subsidiary"  shall mean any  corporation  in an  unbroken  chain of corporations  beginning with the Company if each of the corporations  other than the last  corporation  in the unbroken  chain then owns stock  possessing  fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     1.37.  "Substitute Award" shall mean an Option granted under this Plan upon the assumption of, or in substitution for,  outstanding equity awards previously granted by a company or other entity in connection with a corporate transaction, such as a merger,  combination,  consolidation  or  acquisition  of  property or stock; provided,  however, that in no event shall the term "Substitute Award" be construed  to refer to an award made in  connection  with the  cancellation  and repricing of an Option.

     1.38.  "Termination of Consultancy" shall mean the time when the engagement of a Holder as a Consultant to the Company or a Subsidiary is terminated for any reason,  with or without  cause,  including,  but not by way of  limitation,  by resignation,  discharge,  death or retirement,  but excluding terminations where there is a  simultaneous  commencement  of  employment  with the  Company or any
Subsidiary. The Administrator,  in its absolute discretion,  shall determine the effect of all matters and  questions  relating to  Termination  of  Consultancy, including,  but not by way of limitation,  the question of whether a Termination of  Consultancy  resulted from a discharge for good cause,  and all questions of whether a particular leave of absence  constitutes a Termination of Consultancy.
Notwithstanding  any other  provision of the Plan, the Company or any Subsidiary has an absolute and  unrestricted  right to terminate a Consultant's  service at any time for any reason whatsoever,  with or without cause, except to the extent expressly provided otherwise in writing.

     1.39.  "Termination of Directorship"  shall mean the time when a Holder who is an Independent  Director  ceases to be a Director for any reason,  including, but not by way of  limitation,  a  termination  by  resignation,  failure  to be elected,  death or retirement.  The Board, in its sole and absolute  discretion, shall determine the effect of all matters and questions  relating to Termination of Directorship with respect to Independent Directors.

     1.40.   "Termination of Employment"    shall   mean   the   time  when  the
employee-employer   relationship  between  a  Holder  and  the  Company  or  any
Subsidiary is terminated for any reason, with or without cause,  including,  but not by way of  limitation,  a  termination  by  resignation,  discharge,  death, disability  or  retirement;  but  excluding  (a)  terminations  where there is a simultaneous reemployment or continuing employment of a Holder by the Company or any Subsidiary,  (b) at the discretion of the Administrator,  terminations which result in a temporary severance of the employee-employer  relationship,  and (c)
at the discretion of the  Administrator,  terminations which are followed by the simultaneous  establishment  of a  consulting  relationship  by the Company or a
Subsidiary  with  the  former  employee.  The  Administrator,  in  its  absolute discretion,  shall determine the effect of all matters and questions relating to
Termination of Employment, including, but not by way of limitation, the question of whether a Termination of Employment resulted from a discharge for good cause, and all  questions  of  whether a  particular  leave of  absence  constitutes  a
Termination of Employment;  provided,  however,  that, with respect to Incentive
Stock  Options,   unless  otherwise  determined  by  the  Administrator  in  its discretion,  a leave  of  absence,  change  in  status  from an  employee  to an independent  contractor  or other change in the  employee-employer  relationship shall  constitute a Termination of Employment  if, and to the extent that,  such leave of absence, change in status or other change interrupts employment for the purposes of Section  422(a)(2) of the Code and the then  applicable  regulations and revenue rulings under said Section.

                                  ARTICLE II.
                             SHARES SUBJECT TO PLAN

     2.1. Shares Subject to Plan.

          (a) The  shares  of stock  subject  to Awards  shall be Common  Stock, initially  shares of the Company's  Common Stock.  Subject to adjustment as provided in Section 11.3, the aggregate  number of such shares which may be issued  upon  exercise of such  Options or rights or upon any other  Awards under  the  Plan  shall  not  exceed  One  Million  Four  Hundred  Thousand
     (1,400,000)  shares,  and the aggregate number of shares that may be issued as  Restricted  Stock  shall not  exceed  One  Hundred  and Forty  Thousand
     (140,000) shares. The shares of Common Stock issuable upon exercise of such
     Options  or  rights  or upon any  other  Awards  may be  either  previously authorized but unissued shares or treasury shares.

          (b) The  maximum  number of  shares  which  may be  subject  to Awards granted  under the Plan to any  individual  in any calendar  year shall not exceed the Award Limit.

     2.2 Add-back of Options and Other Awards.  If any Option, or other right to acquire shares of Common Stock under any other Award under the Plan,  expires or is canceled without having been fully exercised,  or is exercised in whole or in part for cash as  permitted  by the Plan,  the number of shares  subject to such
Option  or other  right  but as to which  such  Option  or other  right  was not exercised  prior  to its  expiration,  cancellation  or  exercise  may  again be optioned,  granted or awarded  hereunder,  subject to the limitations of Section
2.1.  Furthermore,  any shares subject to Awards which are adjusted  pursuant to
Section 11.3 and become  exercisable  with respect to shares of stock of another corporation shall be considered cancelled and may again be optioned,  granted or awarded  hereunder,  subject to the limitations of Section 2.1. Shares of Common
Stock which are  delivered  by the Holder or  withheld  by the Company  upon the exercise of any Award under the Plan,  in payment of the exercise  price thereof or tax withholding thereon, may again be optioned, granted or awarded hereunder, subject to the limitations of Section 2.1. If any shares of Restricted Stock are surrendered by the Holder or repurchased by the Company  pursuant to Section 7.4 or 7.5 hereof, such shares may again be optioned,  granted or awarded hereunder, subject to the  limitations  of Section 2.1.  Notwithstanding  the provisions of this Section  2.2, no shares of Common  Stock may again be optioned,  granted or awarded if such action would cause an Incentive  Stock Option to fail to qualify as an incentive stock option under Section 422 of the Code.

                                  ARTICLE III.
                               GRANTING OF AWARDS

     3.1. Award Agreement.  Each Award shall be evidenced by an Award Agreement.
Award  Agreements  evidencing  Awards  intended to qualify as  performance-based compensation as described in Section 162(m)(4)(C) of the Code shall contain such terms and  conditions as may be necessary to meet the  applicable  provisions of
Section 162(m) of the Code. Award Agreements  evidencing Incentive Stock Options shall  contain  such  terms  and  conditions  as may be  necessary  to meet  the applicable provisions of Section 422 of the Code.

     3.2. Provisions Applicable to Section 162(m) Participants.

          (a) The  Administrator,  in its discretion,  may determine  whether an
     Award is to qualify  as  performance-based  compensation  as  described  in
     Section 162(m)(4)(C) of the Code.

          (b)  Notwithstanding  anything  in  the  Plan  to  the  contrary,  the
     Administrator  may  grant  any  Award  to  a  Section  162(m)  Participant, including  Restricted  Stock the  restrictions  with respect to which lapse upon the attainment of  performance  goals which are related to one or more of  the  Performance  Criteria  and  any  performance  or  incentive  award described in Article VIII that vests or becomes exercisable or payable upon the attainment of performance goals which are related to one or more of the
     Performance Criteria.

          (c) To the  extent  necessary  to  comply  with the  performance-based compensation requirements of Section 162(m)(4)(C) of the Code, with respect to any Award  granted  under  Articles VII and VIII which may be granted to one or more  Section  162(m)  Participants,  no later than ninety (90) days following  the  commencement  of any fiscal  year in  question or any other designated fiscal period or period of service (or such other time as may be required or permitted  by Section  162(m) of the Code),  the  Administrator
     shall, in writing,  (i) designate one or more Section 162(m)  Participants,
     (ii) select the Performance Criteria applicable to the fiscal year or other designated fiscal period or period of service,  (iii) establish the various performance  targets,  in terms of an objective  formula or  standard,  and amounts of such Awards, as applicable,  which may be earned for such fiscal year or other  designated  fiscal  period or period  of  service,  and (iv)
     specify the relationship  between Performance  Criteria and the performance targets and the amounts of such Awards, as applicable, to be earned by each
     Section 162(m)  Participant for such fiscal year or other designated fiscal period or period of service.  Following the  completion of each fiscal year or other designated  fiscal period or period of service,  the Administrator shall certify in writing  whether the applicable  performance  targets have been  achieved for such fiscal year or other  designated  fiscal  period or period of service.  In  determining  the amount earned by a Section  162(m)
     Participant,  the Administrator  shall have the right to reduce (but not to increase) the amount  payable at a given level of  performance to take into account  additional factors that the Administrator may deem relevant to the assessment of individual  or corporate  performance  for the fiscal year or other designated fiscal period or period of service.

          (d)  Furthermore,  notwithstanding  any other provision of the Plan or any Award which is granted to a Section 162(m)  Participant and is intended to  qualify  as  performance-based  compensation  as  described  in Section
     162(m)(4)(C) of the Code shall be subject to any additional limitations set forth in Section  162(m) of the Code  (including  any  amendment to Section
     162(m) of the Code) or any  regulations or rulings issued  thereunder  that are requirements for  qualification  as  performance-based  compensation as described in Section 162(m)(4)(C) of the Code, and the Plan shall be deemed amended to the extent necessary to conform to such requirements.

     3.3.  Limitations Applicable  to Section 16 Persons.   Notwithstanding  any
other  provision of the Plan,  the Plan, and any Award granted or awarded to any individual  who is then  subject  to Section 16 of the  Exchange  Act,  shall be subject to any additional limitations set forth in any applicable exemptive rule under Section 16 of the Exchange Act  (including  any amendment to Rule 16b-3 of the Exchange Act) that are  requirements  for the  application of such exemptive rule. To the extent  permitted by applicable law, the Plan and Awards granted or awarded  hereunder shall be deemed amended to the extent necessary to conform to such applicable exemptive rule.

     3.4. Consideration.  In consideration of the granting of an Award under the
Plan, the Holder shall agree, in the Award Agreement, to remain in the employ of
(or to consult for or to serve as an Independent Director of, as applicable) the
Company  or any  Subsidiary  for a period of at least one year (or such  shorter period as may be fixed in the Award Agreement or by action of the  Administrator following  grant of the Award) after the Award is granted (or, in the case of an
Independent  Director,  until the next  annual  meeting of  stockholders  of the
Company).

     3.5.  At-Will Employment.  Nothing  in the Plan  or in any Award  Agreement
hereunder  shall  confer upon any Holder any right to continue in the employ of, or as a Consultant for, the Company or any  Subsidiary,  or as a director of the
Company,  or shall  interfere  with or  restrict  in any way the  rights  of the
Company and any Subsidiary,  which are hereby expressly  reserved,  to discharge any Holder at any time for any reason whatsoever,  with or without cause, except to the extent expressly  provided  otherwise in a written  employment  agreement between the Holder and the Company and any Subsidiary.

                                   ARTICLE IV.
                        GRANTING OF OPTIONS TO EMPLOYEES,
                      CONSULTANTS AND INDEPENDENT DIRECTORS

     4.1. Eligibility.  Any Employee or Consultant selected by the Administrator pursuant to Section  4.4(a)(i)  shall be eligible to be granted an Option.  Each
Independent  Director of the Company shall be eligible to be granted  Options at the times and in the manner set forth in Section 4.5.

     4.2.  Disqualification  for Stock  Ownership.  No person  may be granted an
Incentive Stock Option under the Plan if such person,  at the time the Incentive
Stock  Option  is  granted,  owns  stock  possessing  more than 10% of the total combined  voting  power  of all  classes  of stock  of the  Company  or any then existing  Subsidiary or parent corporation (within the meaning of Section 422 of the  Code)  unless  such  Incentive  Stock  Option  conforms  to the  applicable provisions of Section 422 of the Code.

     4.3.  Qualification  of Incentive Stock Options.  No Incentive Stock Option
shall be granted to any person who is not an Employee.

     4.4. Granting of Options to Employees and Consultants.

          (a) The  Administrator  shall  from  time  to  time,  in its  absolute discretion, and subject to applicable limitations of the Plan:

               (i) Determine  which  Employees are key Employees and select from among  the  key  Employees  or  Consultants  (including  Employees  or
          Consultants who have  previously  received Awards under the Plan) such of them as in its opinion should be granted Options;

               (ii) Subject to the Award Limit,  determine  the number of shares to be subject to such Options granted to the selected key Employees or
          Consultants;

               (iii) Subject to Section 4.3,  determine whether such Options are to be  Incentive  Stock  Options or  Non-Qualified  Stock  Options and
          whether such Options are to qualify as performance-based  compensation as described in Section 162(m)(4)(C) of the Code; and

               (iv)   Determine  the  terms  and  conditions  of  such  Options, consistent  with the  Plan;  provided,  however,  that the  terms  and
          conditions  of  Options  intended  to  qualify  as   performance-based
          compensation  as described in Section  162(m)(4)(C)  of the Code shall include,  but not be limited to, such terms and  conditions  as may be necessary to meet the  applicable  provisions of Section 162(m) of the
          Code.

          (b) Upon the  selection of a key Employee or  Consultant to be granted an Option, the Administrator shall instruct the Secretary of the Company to issue the Option and may impose such  conditions on the grant of the Option as it deems appropriate.

          (c) Any Incentive  Stock Option granted under the Plan may be modified by the  Administrator,  with the consent of the Holder,  to disqualify such
     Option from  treatment as an "incentive  stock option" under Section 422 of the Code.

     4.5.  Automatic  Granting of Options to Independent  Directors.  During the
term of the Plan, each person who is an Independent Director as of the Effective
Date automatically shall be granted an Option to purchase 7,000 shares of Common
Stock  (subject to  adjustment  as provided in Section 11.3) on the date of each annual meeting of stockholders at which the Independent Director is reelected to the Board,  commencing with the 2002 Annual Meeting of Stockholders.  During the term of the Plan,  a person who is  initially  elected or appointed to the Board after the Effective Date and who is an Independent  Director at the time of such initial election or appointment  automatically shall be granted (x) an Option to purchase  25,000  shares of Common Stock  (subject to  adjustment as provided in
Section 11.3) on the date of such initial  election or  appointment,  and (y) an
Option to  purchase  7,000  shares of Common  Stock  (subject to  adjustment  as provided  in Section  11.3) on the date of each annual  meeting of  stockholders after such initial election or appointment, at which the Independent Director is reelected to the Board,  provided such  individual  has served as an Independent
Director  for at least six months  prior to the date of such  annual  meeting of stockholders.  Members  of the  Board  who  are  employees  of the  Company  who subsequently retire from the Company and remain on the Board will not receive an initial  Option grant pursuant to clause (x) of the preceding  sentence,  but to the extent that they are otherwise eligible, will receive, after retirement from employment with the Company, Options as described in clause (y) of the preceding sentence. Certain material terms of the Options granted pursuant to this Section
4.5 are set forth in Section 5.4. All the foregoing Option grants  authorized by this Section 4.5 are subject to stockholder approval of the Plan.

     4.6. Discretionary Granting of Options to Independent Directors.  The Board
may from time to time,  in its absolute  discretion,  and subject to  applicable limitations of the Plan:

          (a) Select from among the Independent Directors (including Independent
     Directors who have previously received Options under the Plan) such of them as in its opinion should be granted Options;

          (b) Subject to the Award Limit,  determine  the number of shares to be subject to such Options granted to the selected Independent Directors;

          (c) Subject to the  provisions  of Article 5,  determine the terms and conditions of such Options, consistent with the Plan.

     4.7. Options in Lieu of Cash Compensation. Options may be granted under the
Plan to Employees and  Consultants in lieu of cash bonuses which would otherwise be payable to such Employees and  Consultants  and to  Independent  Directors in
lieu of  directors'  fees which would  otherwise be payable to such  Independent
Directors,  pursuant to such policies which may be adopted by the  Administrator from time to time.

                                   ARTICLE V.
                                TERMS OF OPTIONS

     5.1 Option Price.  The price per share of the shares subject to each Option granted  to  Employees  and  Consultants  shall  be set  by  the  Administrator;
provided,  however, that such price shall be no less than 85% of the Fair Market
Value of a share of Common Stock on the date the Option is granted and:

          (a) In the case of Options  intended  to qualify as  performance-based compensation  as described in Section  162(m)(4)(C) of the Code, such price shall not be less than 100% of the Fair  Market  Value of a share of Common
     Stock on the date the Option is granted;

          (b) In the case of  Incentive  Stock  Options  such price shall not be less than 100% of the Fair Market  Value of a share of Common  Stock on the date the Option is granted (or the date the Option is modified, extended or renewed for purposes of Section 424(h) of the Code);

          (c) In the case of Incentive  Stock  Options  granted to an individual then owning  (within  the meaning of Section  424(d) of the Code) more than
     10% of the  total  combined  voting  power of all  classes  of stock of the
     Company or any Subsidiary or parent corporation thereof (within the meaning of Section 422 of the Code),  such price shall not be less than 110% of the
     Fair  Market  Value of a share of  Common  Stock on the date the  Option is granted  (or the date the  Option is  modified,  extended  or  renewed  for purposes of Section 424(h) of the Code).

     5.2 Option Term. The term of an Option granted to an Employee or consultant shall be set by the Administrator in its discretion;  provided,  however,  that, the term shall not be more than ten years  from the date the Option is  granted, or five  years  from the date the  Incentive  Stock  Option  is  granted  if the
Incentive  Stock  Option is granted to an  individual  then  owning  (within the meaning  of  Section  424(d)  of the Code)  more than 10% of the total  combined voting power of all classes of stock of the Company or any  Subsidiary or parent corporation  thereof (within the meaning of Section 422 of the Code).  Except as limited by  requirements  of Section 422 of the Code and regulations and rulings thereunder  applicable to Incentive Stock Options,  the Administrator may extend the  term of any  outstanding  Option  in  connection  with any  Termination  of
Employment or Termination of Consultancy of the Holder,  or amend any other term or condition of such Option relating to such a termination.

     5.3 Option Vesting.

          (a) The  period  during  which the right to  exercise,  in whole or in part, an Option granted to an Employee or a Consultant  vests in the Holder shall be set by the  Administrator and the Administrator may determine that an Option may not be exercised  in whole or in part for a specified  period
     after  it  is  granted.   At  any  time  after  grant  of  an  Option,  the
     Administrator  may,  in its sole and  absolute  discretion  and  subject to whatever  terms and  conditions  it selects,  accelerate  the period during which an Option granted to an Employee or Consultant vests.

          (b) No portion of an Option granted to an Employee or Consultant which
     is   unexercisable   at   Termination   of  Employment  or  Termination  of
     Consultancy, as applicable, shall thereafter become exercisable,  except as may  be  otherwise  provided  by the  Administrator  either  in  the  Award
     Agreement  or by action  of the  Administrator  following  the grant of the
     Option.

          (c) To the extent that the  aggregate  Fair Market Value of stock with respect to which  "incentive  stock options" (within the meaning of Section
     422 of the Code,  but  without  regard to  Section  422(d) of the Code) are exercisable  for the first time by a Holder during any calendar year (under the Plan and all other  incentive stock option plans of the Company and any parent or subsidiary corporation,  within the meaning of Section 422 of the
     Code) of the Company,  exceeds  $100,000,  such Options shall be treated as
     Non-Qualified  Stock  Options to the extent  required by Section 422 of the
     Code.  The rule set forth in the  preceding  sentence  shall be  applied by taking  Options into account in the order in which they were  granted.  For purposes of this  Section  5.3(c),  the Fair Market Value of stock shall be determined as of the time the Option with respect to such stock is granted.

     5.4  Terms  of  Options  Automatically  Granted  to  Independent  Directors
Pursuant to Section 4.5. Options granted to an Independent  Director pursuant to
Section 4.5 shall be subject to the following terms and conditions:

          (a) The  exercise  price per share shall equal 100% of the Fair Market
     Value of a share of Common Stock on the date the Option is granted.

          (b)  The  Options  shall  become   exercisable  in  cumulative  annual
     installments  of 25% on  each  of  the  first,  second,  third  and  fourth anniversaries  of the date of Option grant,  except that any Option granted to an  Independent  Director shall become  immediately  exercisable in full upon the Termination of Directorship  due to death or Permanent  Disability of the Independent Director.

          (c)  Subject to Section  6.6,  the term of each  Option  granted to an
     Independent  Director  shall be ten  years  from the  date  the  Option  is granted.

          (d) No portion of an Option which is  unexercisable  at Termination of
     Directorship shall thereafter become exercisable.

          (e) Each vested  Option may be exercised  until the earlier of (i) the expiration of the Option term or (ii) 12 months  following the  Independent
     Director's cessation of service on the Board for any reason.

     5.5 Substitute Awards.  Notwithstanding  the  foregoing  provisions of this
Article V to the contrary,  in the case of an Option that is a Substitute Award, the price per share of the shares  subject  to such  Option may be less than the
Fair Market Value per share on the date of grant, provided, that the excess of:

          (a) The  aggregate  Fair Market Value (as of the date such  Substitute
     Award is granted) of the shares subject to the Substitute Award; over

          (b) The aggregate exercise price thereof;

          does not exceed the excess of:

          (c) The  aggregate  fair  market  value  (as of the  time  immediately preceding the transaction  giving rise to the Substitute  Award,  such fair market value to be  determined by the  Administrator)  of the shares of the predecessor  entity that were subject to the grant  assumed or  substituted for by the Company; over

          (d) The aggregate exercise price of such shares.

                                   ARTICLE VI.
                               EXERCISE OF OPTIONS

     6.1. Partial Exercise.  An exercisable  Option may be exercised in whole or in part.  However, an Option shall not be exercisable with respect to fractional shares and the  Administrator  may require that,  by the terms of the Option,  a partial exercise be with respect to a minimum number of shares.

     6.2. Manner of Exercise. All or a portion of an exercisable Option shall be deemed  exercised  upon delivery of all of the following to the Secretary of the
Company or his or her office:

          (a) A notice  complying with the applicable  rules  established by the
     Administrator stating that the Option, or a portion thereof, is exercised.

          (b) Such  representations  and documents as the Administrator,  in its absolute discretion, deems necessary or advisable to effect compliance with all  applicable  provisions of the  Securities Act and any other federal or state  securities  laws  or  regulations.  The  Administrator  may,  in its absolute  discretion,  also  take  whatever  additional  actions  it  deems appropriate  to  effect  such  compliance  including,  without  limitation, placing legends on share certificates and issuing  stop-transfer notices to agents and registrars;

          (c) In the  event  that the  Option  shall be  exercised  pursuant  to
     Section  11.1 by any person or persons  other than the Holder,  appropriate proof of the right of such person or persons to exercise the Option; and

          (d) Full  cash  payment  to the of the  Company  for the  shares  with respect to which the Option, or portion thereof, is exercised. However, the
     Administrator may, in its discretion, (i) allow a delay in payment up to 30 days from the date the Option, or portion thereof, is exercised; (ii) allow payment,  in whole or in part,  through  the  delivery  of shares of Common
     Stock  which have been owned by the  Holder for at least six  months,  duly endorsed  for  transfer to the Company with a Fair Market Value on the date of  delivery  equal  to the  aggregate  exercise  price  of the  Option  or exercised  portion  thereof;  (iii)  allow  payment,  in  whole or in part, through the surrender of shares of Common Stock then issuable upon exercise of the Option  having a Fair  Market  Value on the date of Option  exercise equal to the aggregate  exercise  price of the Option or exercised  portion thereof;  (iv) allow payment,  in whole or in part, through the delivery of property of any kind which constitutes good and valuable consideration; (v)
     allow payment, in whole or in part, through the delivery of a full recourse promissory  note bearing  interest (at no less than such rate as shall then preclude the  imputation of interest  under the Code) and payable upon such terms as may be prescribed by the  Administrator;  (vi) allow  payment,  in whole or in part,  through  the  delivery  of a notice  that the Holder has placed a market sell order with a broker  with  respect to shares of Common
     Stock then issuable  upon  exercise of the Option,  and that the broker has been  directed to pay a sufficient  portion of the net proceeds of the sale
     to  the   Company   in   satisfaction   of  the  Option   exercise   price,
     provided  that payment of such  proceeds is then made to the Company
     upon   settlement  of  such  sale;  or  (vii)  allow  payment  through  any combination of the  consideration  provided in the foregoing  subparagraphs
     (ii),  (iii),  (iv),  (v) and (vi). In the case of a promissory  note,  the
     Administrator  may also prescribe the form of such note and the security to be given for such note.

     The Option may not be exercised,  however, by delivery of a promissory note or by a loan from the Company when or where such loan or other extension of credit is prohibited by law.

     6.3. Conditions to Issuance of Stock Certificates. The Company shall not be required to issue or deliver any certificate or certificates for shares of stock purchased  upon  the  exercise  of  any  Option  or  portion  thereof  prior  to fulfillment of all of the following conditions:

          (a) The admission of such shares to listing on all stock  exchanges on which such class of stock is then listed;

          (b) The completion of any registration or other  qualification of such shares under any state or federal law, or under the rulings or  regulations of  the  Securities  and  Exchange  Commission  or any  other  governmental regulatory body which the Administrator  shall, in its absolute discretion, deem necessary or advisable;

          (c) The obtaining of any approval or other clearance from any state or federal  governmental agency which the Administrator shall, in its absolute discretion, determine to be necessary or advisable;

          (d) The lapse of such reasonable period of time following the exercise of the  Option as the  Administrator  may  establish  from time to time for reasons of administrative convenience; and

          (e) The  receipt  by the  Company  of full  payment  for such  shares,
     including  payment  of  any  applicable   withholding  tax,  which  in  the
     discretion of the Administrator may be in the form of consideration used by the Holder to pay for such shares under Section 6.2(d).

     6.4.  Rights as Stockholders.   Holders  shall not be,  nor have any of the
rights or privileges  of,  stockholders  of the Company in respect of any shares purchasable  upon  the  exercise  of any  part of an  Option  unless  and  until certificates  representing  such  shares have been issued by the Company to such
Holders.

     6.5.  Ownership and Transfer Restrictions.   The   Administrator,  in   its
absolute  discretion,   may  impose  such  restrictions  on  the  ownership  and
transferability  of the shares  purchasable upon the exercise of an Option as it deems  appropriate.  Any such  restriction  shall be set forth in the respective
Award  Agreement  and may be referred  to on the  certificates  evidencing  such shares.  The Holder shall give the Company  prompt notice of any  disposition of shares of Common Stock acquired by exercise of an Incentive  Stock Option within
(a) two  years  from the date of  granting  (including  the date the  Option  is modified,  extended or renewed for purposes of Section  424(h) of the Code) such
Option to such Holder, or (b) one year after the transfer of such shares to such
Holder.

     6.6.  Limitations on Exercise of Options Granted to Independent  Directors.
No Option granted to an  Independent  Director may be exercised to any extent by anyone after the first to occur of the following events:

          (a) The  expiration  of twelve  months  from the date of the  Holder's
     Termination of Directorship; or

          (b) The expiration of ten years from the date the Option was granted.

     6.7. Additional Limitations on Exercise of Options. Holders may be required to comply with any timing or other  restrictions  with respect to the settlement or  exercise  of an Option,  including  a  window-period  limitation,  as may be imposed in the discretion of the Administrator.

                                  ARTICLE VII.
                            AWARD OF RESTRICTED STOCK

     7.1.  Eligibility.  Subject  to the Award  Limit,  Restricted  Stock may be
awarded to any Employee who the  Administrator  determines  is a key Employee or any Consultant who the Administrator determines should receive such an Award.

     7.2. Award of Restricted Stock.

          (a)  The  Administrator  may  from  time  to  time,  in  its  absolute discretion:

               (i) Determine  which  Employees are key Employees and select from among  the  key  Employees  or  Consultants  (including  Employees  or
          Consultants who have previously  received other awards under the Plan)
          such of them as in its opinion should be awarded Restricted Stock; and

               (ii)  Determine the purchase  price,  if any, and other terms and conditions  applicable to such Restricted  Stock,  consistent with the
          Plan.

          (b) The Administrator  shall establish the purchase price, if any, and form of payment for Restricted Stock; provided, however, that such purchase price  shall  be no less  than  the par  value  of the  Common  Stock to be purchased,  unless  otherwise  permitted  by  applicable  state law. In all
     cases,  legal   consideration  shall  be  required  for  each  issuance  of
     Restricted Stock.

          (c) Upon the  selection of a key Employee or  Consultant to be awarded
     Restricted  Stock,  the  Administrator  shall instruct the Secretary of the
     Company to issue such  Restricted  Stock and may impose such  conditions on the issuance of such Restricted Stock as it deems appropriate.

     7.3. Rights as Stockholders.  Subject to  Section 7.4, upon delivery of the shares of  Restricted  Stock to the escrow  holder  pursuant to Section 7.6, the
Holder  shall have,  unless  otherwise  provided by the  Administrator,  all the rights of a stockholder with respect to said shares, subject to the restrictions in his or her Award Agreement,  including the right to receive all dividends and other distributions paid or made with respect to the shares; provided,  however, that in the discretion of the  Administrator,  any  extraordinary  distributions with respect to the Common Stock shall be subject to the  restrictions set forth in Section 7.4.

     7.4.  Restriction.  All shares of  Restricted  Stock  issued under the Plan
(including  any shares  received by holders  thereof  with  respect to shares of
Restricted Stock as a result of stock dividends,  stock splits or any other form of recapitalization)  shall, in the terms of each individual Award Agreement, be
subject  to  such  restrictions  as  the  Administrator  shall  provide,   which
restrictions may include,  without  limitation,  restrictions  concerning voting rights and transferability and restrictions based on duration of employment with the Company, Company performance and individual performance;  provided, however, that,  unless the  Administrator  otherwise  provides  in the terms of the Award
Agreement or otherwise, no share of Restricted Stock granted to a person subject to  Section  16 of the  Exchange  Act  shall  be  sold,  assigned  or  otherwise transferred  until at least six months and one day have elapsed from the date on which the Restricted Stock was issued, and provided,  further, that, except with respect to shares of Restricted Stock granted to Section 162(m) Participants and intended to be  "performance-based"  compensation  under  Section  162(m) of the
Code, by action taken after the Restricted  Stock is issued,  the  Administrator may, on such terms and conditions as it may determine to be appropriate,  remove any or all of the  restrictions  imposed  by the terms of the  Award  Agreement.
Restricted  Stock  may not be sold or  encumbered  until  all  restrictions  are terminated or expire.

     If no consideration was paid by the Holder upon issuance, a Holder's rights in unvested  Restricted  Stock shall lapse,  and such Restricted  Stock shall be surrendered to the Company without consideration, upon Termination of Employment or, if applicable,  upon Termination of Consultancy with the Company;  provided, however,  that the Administrator in its sole and absolute discretion may provide that such rights  shall not lapse in the event of a  Termination  of  Employment following a "change of  ownership  or  control"  (within the meaning of Treasury
Regulation Section 1.162-27(e)(2)(v) or any successor regulation thereto) of the
Company or because  of the  Holder's  death or  disability;  provided,  further,

except with  respect to shares of  Restricted  Stock  granted to Section  162(m)
Participants,  the Administrator in its sole and absolute discretion may provide that no such lapse or  surrender  shall occur in the event of a  Termination  of
Employment,  or a  Termination  of  Consultancy,  without cause or following any
Change in Control of the  Company or  because  of the  Holder's  retirement,  or otherwise.

     7.5. Repurchase of Restricted Stock. The Administrator shall provide in the terms of each  individual  Award Agreement that the Company shall have the right to repurchase from the Holder the Restricted  Stock then subject to restrictions under the Award  Agreement  immediately  upon a Termination of Employment or, if applicable,  upon a  Termination  of  Consultancy  between  the  Holder  and the
Company,  at a cash  price per share  equal to the price  paid by the Holder for such Restricted Stock; provided, however, that the Administrator in its sole and absolute  discretion may provide that no such right of repurchase shall exist in the event of a  Termination  of  Employment  following a "change of ownership or control" (within the meaning of Treasury Regulation Section 1.162-27(e)(2)(v) or any  successor  regulation  thereto) of the  Company or because of the  Holder's death or disability;  provided,  further, that, except with respect to shares of
Restricted Stock granted to Section 162(m)  Participants,  the  Administrator in
its sole and absolute  discretion  may provide that no such right of  repurchase shall exist in the event of a Termination  of  Employment  or a  Termination  of
Consultancy  without  cause or following any Change in Control of the Company or because of the Holder's retirement, or otherwise.

     7.6.  Escrow.  The  Secretary of the Company or such other escrow holder as the  Administrator may appoint shall retain physical custody of each certificate representing  Restricted Stock until all of the  restrictions  imposed under the
Award Agreement with respect to the shares evidenced by such certificate  expire or shall have been removed.

     7.7. Legend.  In order to enforce the  restrictions  imposed upon shares of
Restricted Stock hereunder, the Administrator shall cause a legend or legends to be placed on certificates  representing  all shares of Restricted Stock that are still subject to restrictions  under Award  Agreements,  which legend or legends shall make appropriate reference to the conditions imposed thereby.

     7.8.  Section 83(b) Election.  If a Holder  makes an election under Section
83(b) of the Code, or any successor section thereto, to be taxed with respect to the Restricted  Stock as of the date of transfer of the Restricted  Stock rather than as of the date or dates upon which the Holder  would  otherwise  be taxable under  Section  83(a) of the  Code,  the  Holder  shall  deliver  a copy of such election to the Company immediately after filing such election with the Internal
Revenue Service.

                                  ARTICLE VIII.
    PERFORMANCE AWARDS, DIVIDEND EQUIVALENTS, DEFERRED STOCK, STOCK PAYMENTS

     8.1.  Eligibility.  Subject  to the Award  Limit,  one or more  Performance
Awards, Dividend Equivalents, awards of Deferred Stock and/or Stock Payments may be granted to any Employee whom the  Administrator  determines is a key Employee or any  Consultant  whom the  Administrator  determines  should  receive such an
Award.

     8.2. Performance Awards.

          (a) Any key Employee or Consultant  selected by the  Administrator may be granted one or more  Performance  Awards.  The value of such Performance
     Awards  may be linked  to any one or more of the  Performance  Criteria  or
     other  specific   performance   criteria  determined   appropriate  by  the
     Administrator, in each case on a specified date or dates or over any period or periods determined by the Administrator.  In making such determinations, the  Administrator  shall  consider  (among such other  factors as it deems relevant  in  light  of the  specific  type of  award)  the  contributions, responsibilities  and other  compensation of the particular key Employee or
     Consultant.

          (b) Without  limiting  Section  8.2(a),  the  Administrator  may grant
     Performance  Awards to any 162(m)  Participant  in the form of a cash bonus payable  upon the  attainment  of  objective  performance  goals  which are established  by  the  Administrator  and  relate  to  one  or  more  of the
     Performance Criteria, in each case on a specified date or dates or over any period or periods determined by the Administrator. Any such bonuses paid to
     162(m)  Participants  shall be based upon  objectively  determinable  bonus formulas  established in accordance with the provisions of Section 3.2. The maximum  amount of any  Performance  Award payable to a 162(m)  Participant under this Section  8.2(b) shall not exceed the Award Limit with respect to any  calendar  year  of the  Company.  Unless  otherwise  specified  by the
     Administrator at the time of grant,  the Performance  Criteria payable to a
     Section  162(m)  Participant  shall be determined on the basis of generally accepted accounting principles.

     8.3. Dividend Equivalents.

          (a) Any key Employee or Consultant  selected by the  Administrator may be granted Dividend  Equivalents based on the dividends  declared on Common
     Stock,  to be  credited  as of dividend  payment  dates,  during the period between the date a Stock Appreciation Right,  Deferred Stock or Performance
     Award is  granted,  and the date such Stock  Appreciation  Right,  Deferred
     Stock or Performance Award is exercised, vests or expires, as determined by the Administrator.  Such Dividend Equivalents shall be converted to cash or additional  shares of  Common  Stock by such  formula  and at such time and subject to such limitations as may be determined by the Administrator.

          (b) Any Holder of an Option who is an Employee or Consultant  selected by the  Administrator  may be  granted  Dividend  Equivalents  based on the dividends  declared on Common Stock, to be credited as of dividend  payment dates,  during the period  between the date an Option is  granted,  and the date such Option is  exercised,  vests or  expires,  as  determined  by the
     Administrator.  Such  Dividend  Equivalents  shall be  converted to cash or additional  shares of  Common  Stock by such  formula  and at such time and subject to such limitations as may be determined by the Administrator.

          (c) Any Holder of an Option who is an Independent Director selected by the  Board  may be  granted  Dividend  Equivalents  based on the  dividends declared on Common  Stock,  to be credited  as of dividend  payment  dates, during the period  between  the date an Option is granted and the date such
     Option is exercised,  vests or expires,  as  determined by the Board.  Such
     Dividend  Equivalents  shall be converted to cash or  additional  shares of
     Common  Stock  by  such  formula  and at  such  time  and  subject  to such limitations as may be determined by the Board.

          (d) Dividend  Equivalents  granted with respect to Options intended to be qualified performance-based  compensation for purposes of Section 162(m)
     of the  Code  shall be  payable,  with  respect  to  pre-exercise  periods, regardless of whether such Option is subsequently exercised.

     8.4. Stock Payments.  Any   key  Employee  or  Consultant  selected  by the
Administrator  may receive Stock Payments in the manner  determined from time to time by the  Administrator.  The  number of shares  shall be  determined  by the
Administrator  and may be based upon the Performance  Criteria or other specific performance criteria determined appropriate by the Administrator,  determined on the date such Stock Payment is made or on any date thereafter.

     8.5.  Deferred Stock.  Any  key  Employee  or  Consultant  selected  by the
Administrator may be granted an award of Deferred Stock in the manner determined from time to time by the  Administrator.  The number of shares of Deferred Stock shall be determined by the  Administrator  and may be linked to the  Performance
Criteria or other specific  performance criteria determined to be appropriate by the Administrator,  in each case on a specified date or dates or over any period or periods determined by the  Administrator.  Common Stock underlying a Deferred
Stock  award  will not be issued  until the  Deferred  Stock  award has  vested, pursuant to a vesting schedule or performance criteria set by the Administrator.
Unless otherwise provided by the Administrator, a Holder of Deferred Stock shall have no rights as a Company  stockholder  with  respect to such  Deferred  Stock until  such time as the Award has vested and the  Common  Stock  underlying  the
Award has been issued.

     8.6. Term. The term of a Performance Award,  Dividend Equivalent,  award of
Deferred  Stock and/or Stock  Payment shall be set by the  Administrator  in its discretion.

     8.7.  Exercise or Purchase Price.   The  Administrator  may  establish  the
exercise or purchase price of a Performance  Award,  shares of Deferred Stock or shares received as a Stock Payment; provided, however, that such price shall not be less  than  the par  value  of a share  of  Common  Stock,  unless  otherwise permitted by applicable state law.

     8.8. Exercise Upon Termination of Employment, Termination of Consultancy or
Termination of Directorship.  A Performance Award, Dividend Equivalent, award of
Deferred  Stock and/or Stock  Payment is  exercisable  or payable only while the
Holder is an  Employee,  Consultant  or  Independent  Director,  as  applicable;
provided,  however,  that the Administrator in its sole and absolute  discretion may provide that the Performance Award,  Dividend Equivalent,  award of Deferred
Stock and/or Stock Payment may be exercised or paid  subsequent to a Termination of Employment  following a "change of control or ownership"  (within the meaning of  Section  1.162-27(e)(2)(v)  or  any  successor  regulation  thereto)  of the
Company;  provided,  further,  that except with  respect to  Performance  Awards granted  to  Section  162(m)  Participants,  the  Administrator  in its sole and absolute discretion may provide that Performance Awards may be exercised or paid following a Termination of Employment or a Termination  of  Consultancy  without cause,  or  following  a Change in  Control  of the  Company,  or because of the
Holder's retirement, death or disability, or otherwise.

     8.9. Form of Payment. Payment of the amount determined under Section 8.2 or
8.3  above  shall be in cash,  in  Common  Stock or a  combination  of both,  as determined  by the  Administrator.  To the extent any payment under this Article
VIII is effected in Common Stock,  it shall be made subject to  satisfaction  of all provisions of Section 6.3.

                                   ARTICLE IX.
                            STOCK APPRECIATION RIGHTS

     9.1. Grant of Stock Appreciation Rights.  A Stock Appreciation Right may be
granted to any key Employee or Consultant selected by the Administrator. A Stock
Appreciation Right may be granted (a) in connection and simultaneously  with the grant of an Option,  (b) with respect to a  previously  granted  Option,  or (c)
independent of an Option.  A Stock  Appreciation  Right shall be subject to such terms and conditions not inconsistent with the Plan as the  Administrator  shall impose and shall be evidenced by an Award Agreement.

     9.2. Coupled Stock Appreciation Rights.

          (a) A Coupled Stock  Appreciation Right ("CSAR") shall be related to a particular  Option and shall be exercisable only when and to the extent the related Option is exercisable.

          (b) A CSAR may be granted to the Holder for no more than the number of shares subject to the  simultaneously or previously granted Option to which it is coupled.

          (c) A CSAR  shall  entitle  the Holder (or other  person  entitled  to exercise  the Option  pursuant  to the Plan) to  surrender  to the  Company unexercised  a portion  of the  Option to which  the CSAR  relates  (to the extent  then  exercisable  pursuant  to its terms) and to receive  from the
     Company in  exchange  therefor  an amount  determined  by  multiplying  the difference  obtained by subtracting the Option exercise price from the Fair
     Market Value of a share of Common Stock on the date of exercise of the CSAR by the  number of shares of Common  Stock  with  respect  to which the CSAR shall have been exercised, subject to any limitations the Administrator may impose.

     9.3. Independent Stock Appreciation Rights.

          (a)  An  Independent  Stock   Appreciation  Right  ("ISAR")  shall  be
     unrelated to any Option and shall have a term set by the Administrator.  An
     ISAR shall be exercisable in such  installments  as the  Administrator  may determine. An ISAR shall cover such number of shares of Common Stock as the
     Administrator   may   determine;   provided,   however,   that  unless  the
     Administrator  otherwise provides in the terms of the ISAR or otherwise, no
     ISAR granted to a person subject to Section 16 of the Exchange Act shall be exercisable until at least six months have elapsed from (but excluding) the date on which the  Option  was  granted.  The  exercise  price per share of
     Common  Stock  subject to each ISAR shall be set by the  Administrator.  An
     ISAR is  exercisable  only while the Holder is an Employee  or  Consultant;
     provided,  that  the  Administrator  may  determine  that  the  ISAR may be exercised  subsequent  to  Termination  of  Employment  or  Termination  of
     Consultancy without cause, or following a Change in Control of the Company, or because of the Holder's retirement, death or disability, or otherwise.

          (b) An ISAR shall  entitle  the Holder (or other  person  entitled  to exercise  the ISAR  pursuant  to the Plan) to  exercise  all or a specified portion of the ISAR (to the extent then exercisable  pursuant to its terms)
     and to receive from the Company an amount  determined  by  multiplying  the difference obtained by subtracting the exercise price per share of the ISAR from  the Fair  Market  Value  of a share  of  Common  Stock on the date of exercise of the ISAR by the number of shares of Common  Stock with  respect to which the ISAR shall have been exercised, subject to any limitations the
     Administrator may impose.

     9.4. Payment and Limitations on Exercise.

          (a) Payment of the amounts  determined under Section 9.2(c) and 9.3(b)
     above shall be in cash,  in Common Stock (based on its Fair Market Value as of the date the Stock  Appreciation Right is exercised) or a combination of both,  as determined  by the  Administrator.  To the extent such payment is effected in Common  Stock it shall be made subject to  satisfaction  of all provisions of Section 6.3 above pertaining to Options.

          (b)  Holders of Stock  Appreciation  Rights may be  required to comply with any timing or other  restrictions  with respect to the  settlement  or
     exercise  of  a  Stock  Appreciation   Right,   including  a  window-period
     limitation, as may be imposed in the discretion of the Administrator.

                                   ARTICLE X.
                                 ADMINISTRATION

     10.1.  Compensation  Committee.  The  Compensation  Committee  (or  another committee or a subcommittee of the Board assuming the functions of the Committee under the  Plan)  shall  consist  solely  of two or more  Independent  Directors appointed by and holding  office at the  pleasure of the Board,  each of whom is both a  "non-employee  director"  as  defined  by  Rule  16b-3  and an  "outside director" for purposes of Section  162(m) of the Code.  Appointment of Committee
members shall be effective upon acceptance of appointment. Committee members may resign at any time by delivering  written notice to the Board.  Vacancies in the
Committee may be filled by the Board. In its absolute discretion,  the Board may at any time and from time to time  exercise any and all rights and duties of the
Committee  under the Plan except with respect to matters  which under Rule 16b-3 or Section 162(m) of the Code, or any  regulations  or rules issued  thereunder, are  required  to be  determined  in  the  sole  discretion  of  the  Committee.
Notwithstanding  the  foregoing,  the full  Board,  acting by a majority  of its members in office,  shall  conduct the general  administration  of the Plan with respect to Awards granted to Independent Directors.

     10.2. Duties and Powers of the Administrator.   It shall be the duty of the
Administrator  to conduct the general  administration  of the Plan in accordance with its  provisions.  The  Administrator  shall have the power to interpret the
Plan and the Award Agreements,  and to adopt such rules for the  administration, interpretation  and  application  of the Plan as are  consistent  therewith,  to interpret,  amend or revoke  any such  rules  and to amend  any Award  Agreement provided that the rights or  obligations  of the Holder of the Award that is the subject of any such Award Agreement are not affected  adversely.  Any such grant or award under the Plan need not be the same with  respect to each  Holder.  Any such  interpretations and rules with respect to Incentive Stock Options shall be consistent with the provisions of Section 422 of the Code.

     10.3. Majority Rule; Unanimous Written Consent. The Administrator shall act by a majority  of its  members in  attendance  at a meeting at which a quorum is present or by a memorandum or other written  instrument signed by all members of the Administrator.

     10.4. Compensation; Professional Assistance; Good Faith Actions. Members of
the Administrator shall receive such compensation, if any, for their services as members as may be determined by the Board. All expenses and  liabilities,  which members of the Administrator  incur in connection with the administration of the
Plan, shall be borne by the Company. The Administrator may, with the approval of the Board, employ attorneys,  consultants,  accountants,  appraisers, brokers or other persons.  The  Administrator,  the Company and the Company's  officers and
Directors  shall be entitled to rely upon the advice,  opinions or valuations of any such persons.  All actions taken and all  interpretations and determinations made by the  Administrator or the Board in good faith shall be final and binding upon all Holders,  the Company and all other interested  persons.  No members of
the   Administrator  or  Board  shall  be  personally  liable  for  any  action, determination or  interpretation  made in good faith with respect to the Plan or
Awards,  and all  members  of the  Administrator  and the  Board  shall be fully protected  by the  Company  in  respect  of any such  action,  determination  or interpretation.

     10.5.  Delegation of Authority to Grant Awards. The Committee may, but need not,  delegate  from time to time some or all of its  authority  to grant Awards under  the  Plan  and  administer  the  Plan as to such  Awards  to a  committee consisting of one or more members of the Committee or of one or more officers of the  Company;  provided,  however,  that  the  Committee  may not  delegate  its authority to grant Awards to individuals  (a) who are subject on the date of the grant to the  reporting  rules under  Section 16(a) of the Exchange Act, (b) who are Section 162(m) Participants,  or (c) who are officers of the Company who are delegated authority by the Committee  hereunder.  Any delegation hereunder shall be subject to the  restrictions  and limits that the Committee  specifies at the time of such  delegation  of  authority  and may be rescinded at any time by the
Committee.  At all times, any committee  appointed under this Section 10.5 shall serve in such capacity at the pleasure of the Committee.

                                   ARTICLE XI.
                            MISCELLANEOUS PROVISIONS

     11.1. Transferability of Awards.

          (a) Except as provided in Section 11.1(b):

               (i) No Award  under the Plan may be sold,  pledged,  assigned  or transferred  in any  manner  other than by will or the laws of descent and  distribution  or,  subject to the  consent of the  Administrator, pursuant to a DRO, unless and until such Award has been exercised,  or
          the  shares   underlying   such  Award  have  been  issued,   and  all
          restrictions applicable to such shares have lapsed.

               (ii) No Award or  interest or right  therein  shall be liable for the  debts,  contracts  or  engagements  of the  Holder  or his or her successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means  whether such  disposition  be voluntary  or  involuntary  or by operation of law by judgment,  levy,  attachment,  garnishment  or any other legal or equitable proceedings (including  bankruptcy),  and any attempted disposition thereof shall be null and void and of no effect, except  to the  extent  that  such  disposition  is  permitted  by the preceding sentence.

               (iii)  During  the  lifetime  of the  Holder,  only he or she may exercise an Option or other Award (or any portion  thereof) granted to him or her  under the Plan,  unless it has been  disposed  of with the consent of the Administrator pursuant to a DRO. After the death of the
          Holder, any exercisable portion of an Option or other Award may, prior to the time when such portion becomes  unexercisable under the Plan or the applicable  Award  Agreement,  be exercised by his or her personal representative  or by any person empowered to do so under the deceased
          Holder's  will or  under  the  then  applicable  laws of  descent  and distribution.

          (b) Notwithstanding  Section 11.1(a),  the Administrator,  in its sole discretion,  may  determine to permit a Holder to transfer an Option to any one or more  Permitted  Transferees  (as  defined  below),  subject  to the following terms and conditions:

               (i) an Option transferred to a Permitted  Transferee shall not be assignable or transferable by the Permitted  Transferee  other than by will or the laws of descent and distribution;  (ii) an Option which is transferred to a Permitted  Transferee shall continue to be subject to all the terms  and  conditions  of the  Option  as  applicable  to the original  Holder  (other  than the  ability  to further  transfer  the
          Option); and

               (iii) the Holder and the Permitted  Transferee  shall execute any and all documents requested by the Administrator,  including,  without limitation  documents to (A) confirm the status of the transferee as a
          Permitted  Transferee,  (B) satisfy any  requirements for an exemption for the transfer under  applicable  federal and state  securities laws and (C) evidence the transfer.

               For  purposes of this  Section  11.1(b),  "Permitted  Transferee"
          shall  mean,  with  respect  to  a  Holder,   any  child,   stepchild,
          grandchild,  parent, stepparent,  grandparent,  spouse, former spouse, sibling,  niece,  nephew,  mother-in-law,  father-in-law,  son-in-law, daughter-in-law,  brother-in-law, or sister-in-law, including adoptive relationships, any person sharing the Holder's household (other than a tenant or  employee),  a trust in which these  persons (or the Holder)
          control the management of assets,  and any other entity in which these persons  (or the  Holder)  own more than  fifty  percent of the voting interests,  or  any  other  transferee  specifically  approved  by the
          Administrator  after  taking into  account any state or federal tax or securities laws applicable to transferable Options."

     11.2. Amendment, Suspension or Termination of the Plan. Except as otherwise provided in this Section  11.2,  the Plan may be wholly or partially  amended or otherwise modified,  suspended or terminated at any time or from time to time by the Administrator. However, without approval of the Company's stockholders given within 12 months before or after the action by the  Administrator,  no action of the Administrator  may, except as provided in Section 11.3,  increase the limits imposed in Section 2.1 on the maximum number of shares which may be issued under the Plan. No amendment, suspension or termination of the Plan shall, without the consent of the Holder, alter or impair any rights or obligations under any Award theretofore  granted or awarded,  unless the Award itself otherwise expressly so provides. No Awards may be granted or awarded during any period of suspension or after termination of the Plan, and in no event may any Incentive Stock Option be granted under the Plan after the first to occur of the following events:

          (a) The  expiration  of ten years from the date the Plan is adopted by the Board; or

          (b) The  expiration of ten years from the date the Plan is approved by the Company's stockholders under Section 11.4.

     11.3.  Changes in Common  Stock or Assets of the  Company,  Acquisition  or
Liquidation of the Company and Other Corporate Events.

          (a) Subject to Section  11.3(e),  in the event that the  Administrator determines that any dividend or other distribution  (whether in the form of cash, Common Stock, other securities or other property),  recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation,  split-up, spin-off, combination,  repurchase,  liquidation, dissolution,  or sale,  transfer,  exchange or other  disposition of all or substantially all of the assets of the Company, or exchange of Common Stock or other securities of the Company, issuance of warrants or other rights to purchase Common Stock or other securities of the Company,  or other similar corporate  transaction or event, in the  Administrator's  sole  discretion, affects  the Common  Stock such that an  adjustment  is  determined  by the
     Administrator to be appropriate in order to prevent dilution or enlargement of the benefits or potential  benefits  intended to be made available under the Plan or with respect to an Award, then the Administrator shall, in such manner as it may deem equitable, adjust any or all of:

               (i) The  number  and kind of  shares  of  Common  Stock (or other securities or property) with respect to which Awards may be granted or awarded (including, but not limited to, adjustments of the limitations in Section 2.1 on the maximum  number and kind of shares  which may be issued and adjustments of the Award Limit);

               (ii) The  number  and kind of shares  of  Common  Stock (or other securities or property) subject to outstanding Awards; and

               (iii) The grant or exercise price with respect to any Award.

          (b)  Subject  to  Section  11.3(c)  and  11.3(e),  in the event of any transaction or event described in Section  11.3(a),  any Change in Control, any Corporate  Transaction or any unusual or  nonrecurring  transactions or events  affecting  the  Company,  any  affiliate  of  the  Company,  or the financial  statements  of the  Company or any  affiliate,  or of changes in applicable laws, regulations or accounting  principles,  the Administrator, in its sole and absolute discretion, and on such terms and conditions as it deems  appropriate,  either by the  terms of the  Award or by action  taken
     prior  to  the   occurrence  of  such   transaction  or  event  and  either
     automatically or upon the Holder's  request,  is hereby  authorized to take any  one or  more  of the  following  actions  whenever  the  Administrator determines that such action is appropriate in order to prevent  dilution or enlargement  of the  benefits  or  potential  benefits  intended to be made available  under the Plan or with  respect to any Award under the Plan,  to facilitate such transactions or events or to give effect to such changes in laws, regulations or principles:

               (i) To provide  for either the  purchase of any such Award for an amount of cash equal to the amount that could have been  attained upon the exercise of such Award or realization  of the Holder's  rights had such Award been  currently  exercisable  or payable or fully vested or the  replacement of such Award with other rights or property  selected by the Administrator in its sole discretion;

               (ii) To provide  that the Award  cannot  vest,  be  exercised  or become payable after such event;

               (iii) To provide that such Award shall be  exercisable  as to all shares covered  thereby,  notwithstanding  anything to the contrary in
          Section 5.3 or 5.4 or the provisions of such Award;

               (iv) To provide  that such Award be assumed by the  successor  or survivor  corporation,  or a parent or subsidiary thereof, or shall be substituted  for by similar  options,  rights or awards  covering  the stock  of the  successor  or  survivor  corporation,  or a  parent  or subsidiary thereof, with appropriate  adjustments as to the number and kind of shares and prices; and

               (v) To make  adjustments  in the  number  and type of  shares  of
          Common Stock (or other securities or property)  subject to outstanding
          Awards, and in the number and kind of outstanding  Restricted Stock or
          Deferred  Stock and/or in the terms and  conditions of (including  the grant or exercise price),  and the criteria  included in,  outstanding options, rights and awards and options, rights and awards which may be granted in the future.

               (vi) To provide  that,  for a  specified  period of time prior to such event,  the  restrictions  imposed under an Award  Agreement upon some or all  shares  of  Restricted  Stock or  Deferred  Stock  may be terminated,  and, in the case of Restricted  Stock, some or all shares of such Restricted  Stock may cease to be subject to repurchase  under
          Section 7.5 or forfeiture under Section 7.4 after such event.

          (c) In the event of a Change in  Control  or a  Corporate  Transaction each Option granted to an  Independent  Director shall be exercisable as to all shares  covered  thereby upon such Change in Control or during the five days immediately  preceding the consummation of such Corporate  Transaction and subject to such consummation,  notwithstanding anything to the contrary in Section 5.4 or the vesting  schedule of such Options.  In the event of a
     Change in Control,  each Option  granted to an  Independent  Director shall remain exercisable for such fully-vested option shares until the expiration or sooner  termination  of the  Option  term.  In the event of a  Corporate
     Transaction,  to the extent that the Board does not have the ability  under
     Rule 16b-3 to take or to refrain from taking the discretionary  actions set forth in Section  11.3(b)(ii)  above,  no Option  granted to an Independent
     Director may be exercised following such Corporate  Transaction unless such

     Option is, in connection with such Corporate Transaction, either assumed by the successor or survivor  corporation (or parent or subsidiary thereof) or replaced  with a  comparable  right with  respect to shares of the  capital stock of the  successor or survivor  corporation  (or parent or  subsidiary thereof).

          (d) Subject to Sections 11.3(e),  3.2 and 3.3, the Administrator  may,
     in its discretion,  include such further  provisions and limitations in any
     Award,  agreement or certificate,  as it may deem equitable and in the best interests of the Company.

          (e) With  respect  to  Awards  which are  granted  to  Section  162(m)
     Participants and are intended to qualify as performance-based  compensation under  Section  162(m)(4)(C),  no  adjustment  or action  described in this
     Section 11.3 or in any other  provision of the Plan shall be  authorized to the extent that such adjustment or action would cause such Award to fail to so qualify under Section 162(m)(4)(C), or any successor provisions thereto.
     No  adjustment  or action  described  in this  Section 11.3 or in any other provision  of the  Plan  shall  be  authorized  to  the  extent  that  such adjustment or action would cause the Plan to violate  Section  422(b)(1) of the Code. Furthermore,  no such adjustment or action shall be authorized to the extent such  adjustment or action would result in  short-swing  profits liability  under  Section 16 or violate the  exemptive  conditions  of Rule
     16b-3 unless the  Administrator  determines that the Award is not to comply with such  exemptive  conditions.  The  number  of  shares of Common  Stock subject to any Award shall always be rounded to the next whole number.

          (f) The  existence  of the Plan,  the Award  Agreement  and the Awards
     granted  hereunder  shall not  affect or  restrict  in any way the right or power  of the  Company  or the  shareholders  of the  Company  to  make  or authorize any adjustment, recapitalization,  reorganization or other change in  the  Company's  capital  structure  or  its  business,  any  merger  or consolidation of the Company, any issue of stock or of options, warrants or rights  to  purchase  stock or of  bonds,  debentures,  preferred  or prior preference  stocks  whose rights are superior to or affect the Common Stock or the rights thereof or which are  convertible  into or  exchangeable  for
     Common Stock, or the dissolution or liquidation of the company, or any sale or  transfer  of all or any part of its  assets or  business,  or any other corporate act or proceeding, whether of a similar character or otherwise.

     11.4. Approval of Plan by Stockholders.  The Plan will be submitted for the approval of the  Company's  stockholders  within 12 months after the date of the
Board's initial adoption of the Plan.  Awards may be granted or awarded prior to such  stockholder  approval,  provided that such Awards shall not be exercisable nor shall such  Awards  vest prior to the time when the Plan is  approved by the stockholders,  and provided  further that if such approval has not been obtained at the end of said twelve-month period, all Awards previously granted or awarded under the Plan  shall  thereupon  be  canceled  and  become  null and  void.  In addition,  if the Board  determines  that  Awards  other  than  Options or Stock
Appreciation  Rights which may be granted to Section 162(m)  Participants should continue  to be  eligible  to qualify as  performance-based  compensation  under
Section  162(m)(4)(C) of the Code, the Performance Criteria must be disclosed to and approved by the Company's  stockholders no later than the first  stockholder meeting that occurs in the fifth year  following the year in which the Company's stockholders previously approved the Performance Criteria.

     11.5. Tax Withholding.  The Company shall be entitled to require payment in cash or  deduction  from other  compensation  payable to each Holder of any sums required by federal,  state or local tax law to be withheld  with respect to the issuance,  vesting,  exercise or payment of any Award. The  Administrator may in its  discretion  and in  satisfaction  of the foregoing  requirement  allow such
Holder to elect to have the Company  withhold  shares of Common Stock  otherwise issuable under such Award (or allow the return of shares of Common Stock) having a Fair Market Value equal to the sums  required to be withheld.  Notwithstanding any other  provision of the Plan, the number of shares of Common Stock which may be withheld  with respect to the issuance,  vesting,  exercise or payment of any
Award (or which may be  repurchased  from the  Holder of such  Award  within six months  after such shares of Common  Stock were  acquired by the Holder from the
Company) in order to satisfy the  Holder's  federal and state income and payroll tax liabilities  with respect to the issuance,  vesting,  exercise or payment of the Award  shall be  limited to the  number of shares  which have a Fair  Market
Value on the date of withholding or repurchase  equal to the aggregate amount of such liabilities  based on the minimum  statutory  withholding rates for federal and state tax  income and  payroll  tax  purposes  that are  applicable  to such supplemental taxable income.

     11.6. Loans. The Administrator  may, in its discretion,  extend one or more loans to key  Employees in  connection  with the exercise or receipt of an Award granted  or awarded  under the Plan,  or the  issuance  of  Restricted  Stock or
Deferred Stock awarded under the Plan. The terms and conditions of any such loan shall be set by the Administrator.

     11.7. Forfeiture Provisions. Pursuant to its general authority to determine the terms and conditions  applicable to Awards under the Plan, the Administrator shall have the right to provide,  in the terms of Awards made under the Plan, or to require a Holder to agree by  separate  written  instrument,  that (a)(i) any proceeds, gains or other economic benefit actually or constructively received by the Holder upon any  receipt or  exercise  of the Award,  or upon the receipt or resale of any Common Stock  underlying  the Award,  must be paid to the Company, and (ii) the Award  shall  terminate  and any  unexercised  portion of the Award
(whether  or not  vested)  shall  be  forfeited,  if  (b)(i)  a  Termination  of
Employment,  Termination of Consultancy  or Termination of  Directorship  occurs prior to a specified date, or within a specified time period  following  receipt or exercise of the Award,  or (ii) the Holder at any time, or during a specified time period,  engages in any activity in competition with the Company,  or which is inimical,  contrary or harmful to the  interests  of the Company,  as further defined  by the  Administrator  or (iii)  the  Holder  incurs a  Termination  of
Employment, Termination of Consultancy or Termination of Directorship for cause.

     11.8.  Effect of Plan Upon Options and Compensation Plans.  The adoption of the Plan shall not affect any other  compensation  or incentive  plans in effect for the Company or any  Subsidiary.  Nothing in the Plan shall be  construed  to limit the right of the Company (a) to establish any other forms of incentives or compensation  for  Employees,  Directors  or  Consultants  of the Company or any
Subsidiary,  or (b) to  grant  or  assume  options  or other  rights  or  awards otherwise than under the Plan in connection  with any proper  corporate  purpose including  but not by way of  limitation,  the grant or assumption of options in connection with the acquisition by purchase,  lease,  merger,  consolidation  or otherwise,  of the business,  stock or assets of any  corporation,  partnership, limited liability company, firm or association.

     11.9.  Compliance with Laws. The Plan, the granting and vesting of Awards under the Plan and the  issuance  and delivery of shares of Common Stock and the payment of money under the Plan or under Awards granted or awarded hereunder are subject to  compliance  with all  applicable  federal and state laws,  rules and regulations  (including but not limited to state and federal  securities law and federal margin requirements) and to such approvals by any listing, regulatory or governmental  authority  as may, in the opinion of counsel for the  Company,  be necessary or advisable in connection  therewith.  Any securities delivered under the Plan shall be subject to such  restrictions,  and the person  acquiring such securities  shall,  if  requested by the Company,  provide such  assurances  and representations to the Company as the Company may deem necessary or desirable to assure  compliance  with  all  applicable  legal  requirements.  To  the  extent permitted by applicable  law, the Plan and Awards  granted or awarded  hereunder shall be deemed amended to the extent  necessary to conform to such laws,  rules and regulations.

     11.10. Titles.  Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of the Plan.

     11.11.  Governing Law.  The Plan  and  any  agreements  hereunder  shall be administered,  interpreted  and enforced under the internal laws of the State of
California without regard to conflicts of laws thereof.

                                      * * *

     I hereby  certify that the foregoing  Plan was duly adopted by the Board of
Directors of  FileNet Corporation  on March 28, 2002.  I hereby certify that the foregoing Plan was approved by the  stockholders  of FileNet  Corporation on May
22, 2002.

          Executed on this ____ day of May 2002.

                                                 Secretary

                                                            Effective as of 2002

                             STOCK OPTION AGREEMENT

                              TERMS AND CONDITIONS

     These Terms and Conditions constitute a part of the Stock Option Agreement, dated as of the date set forth on the Signature  Page to Stock Option  Agreement
Terms and  Conditions  made a part hereof  (the  "Signature  Page"),  concerning
certain  Options  granted  by  FileNET   Corporation,   a  Delaware  corporation
hereinafter  referred  to as  "Company,"  to the  employee  of the Company (or a
Subsidiary of the Company) listed on the Signature Page, hereinafter referred to
as   "Optionee."   These  Terms  and  Conditions  and  the  Signature  Page  are
collectively referred to as the "Agreement."

     WHEREAS,  the Company  wishes to afford the  Optionee  the  opportunity  to purchase shares of its $0.01 par value Common Stock;

     WHEREAS,  the Company wishes to carry out The 2002 Incentive  Award Plan of
FileNET  Corporation,  as the same may be amended from time to time (the "Plan")
(the terms of which are hereby incorporated by reference and made a part of this
Agreement); and

     WHEREAS,  the Administrator  under the Plan has determined that it would be to the advantage and best interest of the Company and its  stockholders to grant the Option provided for herein to the Optionee as an inducement to enter into or remain in the  service of the Company or a  Subsidiary  of the Company and as an
incentive for increased efforts during such service, and has advised the Company thereof and instructed the undersigned officers to issue said Option.

     NOW,  THEREFORE,  in consideration of the mutual covenants herein contained
and  other  good  and  valuable  consideration,   receipt  of  which  is  hereby
acknowledged, the parties hereto do hereby agree as follows:

                                    ARTICLE I.

                                   DEFINITIONS

     Whenever the following  terms are used in this  Agreement,  they shall have the  meaning  specified  below  unless  the  context  clearly  indicates  to the contrary.  The masculine pronoun shall include the feminine and neuter,  and the singular the plural, where the context so indicates.  Capitalized terms used but not defined in this Agreement  shall have the meaning  ascribed to such terms in the Plan.

Section 1.1.  Cause

     "Cause" shall mean: (i) Optionee's  commission of any act of theft,  fraud, embezzlement or dishonesty; or (ii) Optionee's willful or intentional misconduct adversely affecting the business or affairs of the Company or any Subsidiary; or
(iv) Optionee's  unauthorized  use or disclosure of confidential  information or trade secrets of the Company or any Subsidiary.  The foregoing  definition shall not be deemed to be inclusive  of all acts or omissions  that the Company or any
Subsidiary  may  consider  as grounds  for the  dismissal  or  discharge  of any
Optionee.

                                   ARTICLE II.

                                 GRANT OF OPTION

Section 2.1.  Grant of Option

     Effective  as of the date set  forth on the  Signature  Page,  the  Company irrevocably grants to the Optionee the option to purchase any part or all of the aggregate  number of shares of its Common Stock set forth on the Signature Page, all upon the terms and conditions set forth in this Agreement (the "Option").

Section 2.2.  Purchase Price

     The purchase  price of the shares of Common Stock  covered by the Option is set forth on the Signature Page, and shall not be subject to commission or other charge.

Section 2.3.  Consideration to Company

     In  consideration  of the  granting  of this  Option  by the  Company,  the
Optionee agrees to render faithful and efficient  services to the Company or its any  Subsidiary,  with such  duties and  responsibilities  as the Company or any
Subsidiary  shall from time to time prescribe,  for a period of at least one (1)
year from the date this Option is granted.

                                  ARTICLE III.

                            PERIOD OF EXERCISABILITY

Section 3.1.  Commencement of Exercisability

     The Option shall become exercisable in the time and manner set forth on the
Signature  Page.  Except as otherwise may be provided by the  Administrator,  no portion of the Option that is  unexercisable  at Termination of Employment shall thereafter become exercisable.

Section 3.2.  Duration of Exercisability

     The  installments  provided  for in Section 3.1 are  cumulative.  Each such installment  that  becomes  exercisable  pursuant  to Section  3.1 shall  remain exercisable until it becomes unexercisable under Section 3.3.

Section 3.3.  Expiration of Option

     Except to the extent  otherwise  set forth in the Severance  Agreement,  if applicable,  the Option may not be  exercised  to any extent by anyone after the first to occur of the following events:

     (a)  The expiration of ten (10) years from the date the Option was granted, as set forth on the Signature Page;

     (b)  The time of the Optionee's Termination of Employment for Cause;

     (c)  The  expiration  of three (3) months  from the date of the  Optionee's
          Termination of Employment by reason of his retirement,  resignation or termination of his employment not for Cause,  unless the Optionee dies within said three-month period;

     (d)  The  expiration  of one (1)  year  from  the  date  of the  Optionee's
          Termination of Employment by reason of his disability;

     (e)  The expiration of one (1) year from the date of the Optionee's  death;
          or

     (f)  The effective  date of a Corporate  Transaction,  unless the successor corporation  or a parent or subsidiary  of the  successor  corporation assumes or  substitutes  the Option as  described  in Section  3.5. At least  fifteen  (15) days prior to the  effective  date of a Corporate
          Transaction  as to which  the  successor  corporation  or a parent  or subsidiary of the successor  corporation does not assume or substitute the Option,  the Administrator  shall give the Optionee notice of such event if the Option has then neither been fully  exercised  nor become unexercisable under this Section 3.3.

Section 3.4.  Special Tax Consequences

     The  Optionee  acknowledges  that,  to the extent that the  aggregate  fair market value of stock with respect to which  "incentive  stock options"  (within the meaning of Section 422 of the Code,  but without regard to Section 422(d) of the Code),  including all or such portion of the Option  elected by the Optionee to be treated as an incentive  stock option,  are exercisable for the first time by the Optionee during any calendar year (under the Plan and all other incentive stock option  plans of the Company and any  Subsidiary  of the Company)  exceeds
$100,000, such options shall be treated for all purposes as not qualifying under
Section  422 of  the  Code  and  therefore  shall  be  subject  to  taxation  as non-qualified  options.  The Optionee  further  acknowledges  that the rules set forth in the preceding  sentence shall be applied by taking options into account in the order in which they were granted.  For purposes of these rules,  the fair market value of stock shall be determined as of the time the option with respect to such stock option is granted.

Section 3.5.  Acceleration of Option

     (a)  This  Option,  to the extent  outstanding  at the time of a  Corporate
          Transaction, but not otherwise fully exercisable,  shall automatically accelerate  so  that  this  Option  shall,  immediately  prior  to the effective date of the Corporate  Transaction,  become  exercisable for all of the Option Shares at the time subject to this Option and may be exercised for any or all of those Option Shares as fully-vested shares of Common Stock. No such acceleration of this Option,  however,  shall occur if and to the  extent  this  Option is, in  connection  with the
          Corporate Transaction:  (i) to be assumed by the successor corporation
          (or  parent  or  subsidiary  thereof)  or to  be  substituted  with  a comparable  right to purchase  or receive,  for each share of optioned stock  subject  to the  Option  immediately  prior  to  the  Corporate
          Transaction,   the  consideration   (whether  stock,  cash,  or  other

          securities  or  property)  received in the  Corporate  Transaction  by holders of Common Stock for each share held on the  effective  date of the transaction;  or (ii) to be replaced with a cash incentive program of the successor corporation which preserves the spread exiting on the
          Option shares at the time of the Corporate  Transaction (the excess of the  Fair  Market  Value of such  Option  shares  over  the  aggregate exercise price payable for those shares,  appropriately  adjusted) and provides for subsequent pay-out in accordance with the Option exercise schedule.  The determination of Option  comparability under clause (i)
          shall be made by the Plan Administrator,  and such determination shall be final, binding and conclusive.

     (b)  Immediately  following  the Corporate  Transaction,  this Option shall terminate and cease to be outstanding, except to the extent assumed or substituted  by the  successor  corporation  (or parent or  subsidiary thereof) in connection with the Corporate Transaction.

     (c)  If  this  Option  is  assumed  in   connection   with  the   Corporate
          Transaction,   then  this  Option  shall  be  appropriately  adjusted,
          immediately after such Corporate  Transaction,  to apply to the number of and class of  securities  which  would have been  isssuable  to the
          Optionee in consummation of such Corporate  Transaction had the Option been exercised  immediately prior to such Corporate  Transaction,  and appropriate  adjustments  shall  also be made to the  exercise  price;
          provided, that the aggregate exercise price shall remain the same.

     (d)  This  Agreement  shall  not  in  any  way  affect  the  right  of  the
          Corporation to adjust, reclassify,  reorganize or otherwise change its capital or  business  structure  or to merge,  consolidate,  dissolve, liquidate  or sell or  transfer  all or any  part of its  business  or assets.

                                   ARTICLE IV.

                               EXERCISE OF OPTION

Section 4.1.  Person Eligible to Exercise

     (a)  Except as  provided  in Section  4.1(b),  during the  lifetime  of the
          Optionee,  only he or she may  exercise  the  Option  (or any  portion thereof),  unless  it has been  disposed  of with the  consent  of the
          Committee  pursuant  to a DRO.  After the death of the  Optionee,  any exercisable  portion  of the Option  may,  prior to the time when such portion becomes  unexercisable  under Section 3.3, be exercised by his or her  personal  representative  or by any person  empowered to do so under the deceased  Optionee's  will or under the then applicable laws of descent and distribution.

     (b)  Notwithstanding Section 4.1(a), with the consent of the Administrator, the  Optionee  may  transfer  the Option to any one or more  Permitted
          Transferees, subject to the following terms and conditions:

          (i)   the  Option  shall  not be  assignable  or  transferable  by the
                Permitted  Transferee other  than by will or the laws of descent and distribution;

          (ii)  the  Option  shall continue  to be  subject to all the terms and conditions of the Option as  applicable  to the Optionee  (other than the ability to further transfer the Option); and

          (iii) the Optionee and  the  Permitted Transferee  execute any and all documents requested  by the  Administrator,  including,  without limitation documents to (A) confirm the status of the transferee as a Permitted Transferee,  (B) satisfy any  requirements for an exemption  for the transfer under  applicable  federal and state securities laws and (C) evidence the transfer.

Section 4.2.  Partial Exercise

     (a)  Any  exercisable  portion of the Option or the entire Option,  if then wholly  exercisable,  may be exercised in whole or in part at any time prior  to  the  time  when  the  Option  or  portion  thereof  becomes unexercisable under Section 3.3.

Section 4.3.      Manner of Exercise

     The Option, or any exercisable portion thereof,  may be exercised solely by delivery to the  Secretary of the Company or his office of all of the  following prior to the time when the Option or such portion  becomes  unexercisable  under
Section 3.3:

     (a)  Notice in writing  signed by the  Optionee  or the other  person  then entitled to exercise the Option or portion, stating that the Option or
          portion  is  thereby   exercised,   such  notice  complying  with  all
          applicable rules established by the Administrator;

     (b)  Full  payment  (in cash) for the  shares  with  respect  to which such
          Option or portion is exercised; or

          (i)   With the consent of the  Administrator, a delay in payment of up to 30 days  from the date the  Option,  or  portion  thereof, is exercised; or

          (ii)  With  the consent  of  the  Administrator,  (A)  shares  of  the
                Company's Common  Stock owned by the  Optionee  for at least six months, duly  endorsed for transfer to the Company,  with a Fair
                Market  Value on the  date of delivery  equal  to the  aggregate exercise  price of the Option  or exercised portion thereof,  or
                (B)  shares  of the  Company's  Common  Stock  issuable  to  the
                Optionee  upon exercise  of the Option, with a Fair Market Value on the date of  exercise of the Option or  any  portion  thereof
                equal  to  the  aggregate  exercise  price  of  the  Option   or
                exercised  portion thereof; or

          (iii) With the  consent  of  the   Administrator,   a  full   recourse
                promissory  note  bearing interest (at no less than such rate as shall then preclude the imputation of interest under the Code or successor  provision) and  payable  upon  such  terms  as may be prescribed by the  Administrator.  The  Administrator  may  also prescribe the form of such note and the security to be given for such note. The Option may not be exercised, however, by delivery of a promissory note or by a loan from the Company when or where such loan or other extension of credit is prohibited by law;  or

          (iv)  With  the  consent  of  the  Administrator, property of any kind which constitutes good and valuable consideration; or

          (v)   With the consent of the Administrator, a notice that the Optionee has  placed a market  sell order  with a broker  with  respect to shares of the Company's  Common Stock then issuable upon exercise of the  Option,  and that the broker has been  directed  to pay a sufficient portion of the net proceeds of the sale to the Company in satisfaction of the Option exercise price; or

          (vi)  With the consent of the  Administrator,  any combination  of the consideration provided in the foregoing subparagraphs (i), (ii),
                (iii), (iv) and (v);

     (c)  A  bona  fide  written   representation  and  agreement,   in  a  form
          satisfactory  to the  Administrator,  signed by the  Optionee or other person then entitled to exercise such Option or portion,  stating that the  shares of stock  are  being  acquired  for his own  account,  for investment  and without  any  present  intention  of  distributing  or reselling said shares or any of them except as may be permitted  under
          the  Securities  Act  and  then   applicable   rules  and  regulations
          thereunder,  and that the  Optionee or other  person then  entitled to exercise such Option or portion will indemnify the Company against and hold it free and harmless from any loss, damage,  expense or liability resulting to the Company if any sale or  distribution of the shares by such person is contrary to the  representation  and agreement referred to above.  The  Administrator  may, in its absolute  discretion,  take whatever  additional  actions  it  deems  appropriate  to  insure  the observance and performance of such representation and agreement and to effect  compliance  with the  Securities  Act and any other federal or state securities laws or regulations.  Without limiting the generality of the foregoing,  the Administrator may require an opinion of counsel acceptable to it to the effect that any subsequent  transfer of shares acquired on an Option  exercise does not violate the  Securities  Act, and  may  issue  stop-transfer  orders  covering  such  shares.  Share certificates  evidencing stock issued on exercise of this Option shall bear  an  appropriate  legend  referring  to the  provisions  of  this subsection (c) and the agreements herein.  The written  representation and agreement referred to in the first sentence of this subsection (c)
          shall, however, not be required if the shares to be issued pursuant to such exercise have been registered  under the Securities Act, and such registration is then effective in respect of such shares;

     (d)  Full  payment to the Company (or  Subsidiary  employer) of all amounts which,  under  federal,  state or local  tax law,  it is  required  to withhold upon exercise of the Option,  which,  with the consent of the
          Administrator,  may be in the form of shares of the  Company's  Common
          Stock issuable to the Optionee upon exercise of the Option with a Fair
          Market  Value on the date of  exercise  of the  Option or any  portion thereof equal to the sums required to be withheld, may be used to make all or part of such  payment;  provided  that the  number of shares of
          Common  Stock  which may be  withheld  with  respect to the  issuance,
          vesting,   exercise  or  payment  of  any  Option  (or  which  may  be repurchased  from the Optionee of such Option  within six months after such shares of Common  Stock were  acquired by the  Optionee  from the
          Company) in order to satisfy the  Optionee's  federal and state income and payroll tax  liabilities  with respect to the  issuance,  vesting, exercise  or payment  of the Option  shall be limited to the number of shares  which have a Fair Market Value on the date of  withholding  or repurchase equal to the aggregate amount of such liabilities  based on the  minimum  statutory  withholding  rates for  federal and state tax
          income  and  payroll  tax  purposes   that  are   applicable  to  such
          supplemental taxable income; and

     (e)  In the event the  Option or portion  shall be  exercised  pursuant  to
          Section  4.1 by  any  person  or  persons  other  than  the  Optionee, appropriate  proof of the right of such  person or persons to exercise the Option.

Section 4.4.  Conditions to Issuance of Stock Certificates

     The shares of stock  deliverable  upon the  exercise of the Option,  or any portion  thereof,  may be either  previously  authorized but unissued  shares or issued shares that have then been  reacquired by the Company.  Such shares shall be fully paid and  nonassessable.  The Company shall not be required to issue or deliver any certificate or  certificates  for shares of stock purchased upon the exercise of the Option or portion  thereof  prior to  fulfillment  of all of the following conditions:

     (a)  The  admission  of such  shares to listing on all stock  exchanges  on which such class of stock is then listed;

     (b)  The  completion of any  registration  or other  qualification  of such shares under any state or federal law or under rulings or  regulations of the Securities and Exchange Commission or of any other governmental regulatory  body,  which  the  Administrator  shall,  in its  absolute discretion, deem necessary or advisable;

     (c)  The  obtaining  of any approval or other  clearance  from any state or federal  governmental  agency which the  Administrator  shall,  in its absolute discretion, determine to be necessary or advisable;

     (d)  The receipt by the Company (or  Subsidiary  employer)  of full payment for  such  shares,  including  payment  of all  amounts  which,  under federal,  state or local tax law,  it is  required  to  withhold  upon exercise of the Option; and

     (e)  The lapse of such reasonable  period of time following the exercise of the Option as the  Administrator  may from time to time  establish for reasons of administrative convenience.

Section 4.5.  Rights as Stockholder

     The  holder  of the  Option  shall  not be,  nor have any of the  rights or privileges of, a stockholder of the Company in respect of any shares purchasable upon the  exercise  of any part of the  Option  unless  and  until  certificates representing such shares shall have been issued by the Company to such holder.

                                   ARTICLE V.

                                OTHER PROVISIONS

Section 5.1.  Administration

     The  Administrator  shall  have the  power to  interpret  the Plan and this
Agreement  and to adopt such rules for the  administration,  interpretation  and application of the Plan as are  consistent  therewith and to interpret or revoke any such rules.  All actions taken and all  interpretations  and  determinations made by the  Administrator  in good faith  shall be final and  binding  upon the
Optionee,  the  Company  and all  other  interested  persons.  No  member of the
Administrator  shall be  personally  liable  for any  action,  determination  or interpretation made in good faith with respect to the Plan or the Option. In its absolute  discretion,  the Board may at any time and from time to time  exercise any and all rights and duties of the  Administrator  under this Plan except with respect to matters which under Rule 16b-3 or Section  162(m) of the Code, or any regulations  or rules issued  thereunder,  are required to be  determined in the sole discretion of the Administrator.

Section 5.2.  Option Not Transferable

     Except as provided in Section  4.1(b),  neither the Option nor any interest or right  therein or part  thereof  shall be liable for the debts,  contracts or engagements of the Optionee or his successors in interest or shall be subject to
disposition  by  transfer,   alienation,   anticipation,   pledge,  encumbrance,
assignment  or  any  other  means  whether  such  disposition  be  voluntary  or involuntary or by operation of law by judgment, levy, attachment, garnishment or any  other  legal  or  equitable  proceedings  (including  bankruptcy),  and any attempted disposition thereof shall be null and void and of no effect; provided, however,  that this  Section 5.2 shall not prevent  transfers  by will or by the applicable  laws of  descent  and  distribution  or,  with  the  consent  of the
Committee, pursuant to a DRO.

Section 5.3.  Shares to Be Reserved

     The Company  shall at all times  during the term of the Option  reserve and keep  available  such number of shares of stock as will be sufficient to satisfy the requirements of this Agreement.

Section 5.4.  Notices

     Any notice to be given  under the terms of this  Agreement  to the  Company shall be addressed to the Company in care of its Secretary, and any notice to be given to the Optionee shall be addressed to him at the address given beneath his signature  hereto.  By a notice given pursuant to this Section 5.4, either party may hereafter  designate a different address for notices to be given to him. Any notice that is required to be given to the  Optionee  shall,  if the Optionee is then  deceased,  be  given to the  Optionee's  personal  representative  if such representative has previously  informed the Company of his status and address by written  notice  under this  Section  5.4. Any notice shall be deemed duly given when enclosed in a properly sealed  envelope or wrapper  addressed as aforesaid, deposited  (with  postage  prepaid)  in a post  office  or  branch  post  office regularly maintained by the United States Postal Service.

Section 5.5.  Titles

     Titles are provided herein for  convenience  only and are not to serve as a basis for interpretation or construction of this Agreement.

Section 5.6.  Construction

     This Agreement  shall be  administered,  interpreted and enforced under the laws of the State of California.

Section 5.7.  Conformity to Securities Laws

     The Optionee  acknowledges that the Plan and this Agreement are intended to conform to the extent  necessary  with all  provisions of the Securities Act and the  Exchange  Act and any and all  regulations  and  rules  promulgated  by the
Securities and Exchange Commission thereunder, including without limitation Rule
16b-3.  Notwithstanding  anything  herein  to the  contrary,  the Plan  shall be administered,  and the Option is granted  and may be  exercised,  only in such a manner  as to  conform  to such  laws,  rules  and  regulations.  To the  extent permitted by applicable law, the Plan and this Agreement shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

Section 5.8.  More Favorable Terms of Severance Programs Take Precedemnce

     To the extent the terms and conditions contained in any severance or change in control program,  plan or agreement,  or any employment  agreement,  with the
Optionee provide more favorable terms for the Option then those set forth herein
(including without limitation terms regarding  accelerated  vesting and extended exercise  periods),  the more favorable terms of any such severance or change in control program, plan or agreement or any employment agreement with the Optionee will control.

        Signature Page to the Stock Option Agreement Terms and Conditions

                          THE 2002 INCENTIVE AWARD PLAN
                             OF FILENET CORPORATION

                   3565 Harbor Boulevard, Costa Mesa, CA 92626

[First_Name] [Middle_Name] [Last_Name]                          [Address_Line_1]
                                                                [Address_Line_2]
                                                                [Address_Line_3]
Optionee's Tax ID #: [Extra_Field_1]                   [City] [State] [Zip_Code]

Effective  ____________________  (the "Grant  Date"),  you have been  granted an
Option  to  buy an  aggregate  of  [Shares_Granted]  shares  of Common  Stock of
FileNET  Corporation at an  exercise price per share  of  $[Option_Price].  This
Option expires on _________________.*

This Option will vest and become  exercisable  in  increments  on the  following dates:

Twenty-five  percent  (25%) of the shares of Common Stock  subject to the Option
(rounded  down to the next whole number of shares) shall vest one year after the
Grant Date,  and 1/36th of the shares of Common  Stock  subject to the Option on the date of grant  (rounded  down to the next whole number of shares) shall vest on the first day of each full month thereafter,  so that all of the Shares shall be  vested on the first day of the  thirty-sixth  (36th)  month  after the Grant
Date.

*This  Option will not vest and the  expiration  date will be sooner than shown under certain circumstances, including your Termination from Employment. See the
Stock Option Agreement Terms and Conditions.

Type of Option

(TM)    Non-qualified option
(TM)    Incentive stock option (subject to the maximum number
        permitted by the Code) and non-qualified option as
        to all other shares.

You and the Company  agree that these  Options are granted under and governed by the terms and  conditions of the Stock Option  Agreement  Terms and  Conditions,
which together with this Signature Page, are a binding agreement,  and the Plan.
You  acknowledge  that you have read and understand  the Stock Option  Agreement
Terms and Conditions, this Signature Page, and the Plan, and that you understand the  terms  and  conditions  of your  Option  grant,  including  the  provisions governing the vesting and termination of your Options,  the exercise procedures, and the other restrictions contained therein.

FILENET CORPORATION                                 OPTIONEE

By:                                                 [First_Name] [Last_Name]

Its:

                               FILENET CORPORATION
                      NON-QUALIFIED STOCK OPTION AGREEMENT
                            FOR INDEPENDENT DIRECTORS

                              TERMS AND CONDITIONS

     These Terms and Conditions constitute a part of the Stock Option Agreement, dated as of the date set forth on the Signature  Page to Stock Option  Agreement
Terms and  Conditions  made a part hereof  (the  "Signature  Page"),  concerning
certain  Options  granted  by  FileNET   Corporation,   a  Delaware  corporation
hereinafter  referred to as  "Corporation,"  to the director of the  Corporation listed on the Signature Page, hereinafter referred to as "Optionee." These Terms and  Conditions  and the  Signature  Page are  collectively  referred  to as the
"Agreement."

     Recitals

     WHEREAS,  the Corporation wishes to carry out The 2002 Incentive Award Plan of  FileNET  Corporation,  as the same may be  amended  from  time to time  (the
"Plan"), the terms of which are hereby incorporated by reference and made a part of this Agreement; and

     WHEREAS, in order to provide such directors with a meaningful  incentive to continue to serve as members of the  Corporation's  Board, the Plan provides for the automatic  grant to the  Corporation's  Independent  Directors of Options to
purchase the Corporation's common stock over the period of such director's Board service to the Corporation; and

     WHEREAS, the Optionee is an Independent Director of the Corporation;

     WHEREAS,  all  capitalized  terms in this Agreement  shall have the meaning assigned to them in the Plan.

     Agreement

     NOW,  THEREFORE,  in consideration of the mutual covenants herein contained
and  other  good  and  valuable  consideration,   receipt  of  which  is  hereby
acknowledged, the parties hereto do hereby agree as follows:

     1. Grant of Option.  The Corporation hereby irrevocable grants to Optionee, as of the grant date  specified  on the  Signature  Page (the "Grant  Date"),  a
Non-Qualified Option to purchase up to the number of shares of the Corporation's
Common Stock,  par value $0.01 per share,  specified on the Signature  Page (the
"Option"). The exercise price per share of Common Stock subject to the Option is set  forth  on the  Signature  Page,  which is the  average  of the high and low selling  price per share of Common Stock as of the Option Grant Date,  and shall not be subject to commission or other charge.

     2. Vesting.

          (a)  The Option shall vest 25% per year on each of the first,  second, third and fourth  anniversary of the Option Grant Date,  provided the Optionee  continues as an  Independent  Director on each such anniversary.

          (b)  Notwithstanding the foregoing:

               (i)  in the event of Termination of Directorship  due to death or
                    Permanent Disability,  the Option shall become automatically
                    100%  vested  and  exercisable  in full  upon  such  date of
                    Termination of Directorship; and

               (ii) in  the  event  of  a  Change  in   Control   or   Corporate
                    Transaction,  the Option  shall  become  automatically  100%
                    vested and  exercisable  in full upon such Change in Control or upon the fifth day immediately preceding the consummation of such Corporate Transaction.

          (c)  In no event  shall  any  portion  of the  Option  vest  following
               Optionee's Termination of Directorship.

          (d)  The  vesting  installments  provided  for in this  Section  2 are cumulative.  Each such installment that becomes exercisable shall remain  exercisable  until the Option terminates or expires under
               Section 3.

     3.   Option Term and Exercise Period.

          (a)  The Option shall have a term of ten (10) years  measured from the
               Option  Grant  Date and  shall  accordingly  expire,  and  become unexercisable  at the close of business on the Option  expiration
               date  specified  on  the  Signature  Page,   subject  to  earlier
               termination in accordance with the following paragraph (b).

          (b)  The Option shall terminate and may not be exercised to any extent by anyone as of the first to occur of the following events:

               (i)  The expiration of ten (10) years from the Option Grant Date;
                    or

               (ii)  The  expiration  of twelve (12) months from the date of the
                     Optionee's Termination of Directorship for any reason.

               (iii) The effective date of a Corporate  Transaction,  unless the
                     Board  waives  this  provision  in  connection   with  such
                     transaction and such waiver is consistent  with Rule 16b-3, or unless the Option is, in connection with such  Corporate
                     Transaction,  either  assumed by the successor  or survivor corporation  (or parent or subsidiary  thereof) or replaced with  a  comparable right  with  respect  to  share  of the capital stock of the successor or survivor corporation  (or parent or subsidiary thereof).

          (c)  Upon the Termination of  Directorship,  the portion of the Option representing  shares  that  are not at  that  time  vested  shall immediately terminate and cease to be outstanding.

     4.   Limited Transferability.

          (a)  Except as may be permitted  pursuant to paragraph (b) below,  the
               Option shall be neither  transferable  nor assignable by Optionee other than by will or by the laws of descent and distribution and may be exercised  during  Optionee's  lifetime  only by Optionee.
               After the death of the Optionee,  any exercisable  portion of the
               Option may,  prior to the time when such portion  terminates  and becomes unexercisable under Section 3, be exercised by his or her personal representative or by any person empowered to do so under the deceased Optionee's will or under the then applicable laws of descent and distribution.

          (b)  Notwithstanding  paragraph (a) above,  the Option may be assigned in whole or in part during Optionee's  lifetime to the Optionee's spouse  in  accordance  with the  terms of a DRO,  and,  with the consent of the  Administrator,  the  Optionee  may  transfer  the
               Option to any one or more Permitted  Transferees,  subject to the following terms and conditions:

               (i)   the Option shall not be assignable or  transferable  by the
                     Permitted  Transferee  or such spouse other than by will or the laws of descent and distribution;

               (ii)  the  Option  shall  continue to be subject to all the terms and conditions of the Option as applicable to the  Optionee
                     (other  than the  ability  to further transfer the Option);
                     and

               (iii) the Optionee and the Permitted  Transferee  or such spouse,
                     as  applicable,   shall  execute   any  and  all  documents
                     requested   by   the  Administrator,   including,   without
                     limitation  documents  to  (A) confirm  the  status  of the transferee as a Permitted Transferee or the validity of the
                     DRO, (B) satisfy any requirements for an exemption  for the transfer  under applicable  federal  and  state  securities laws,  and  (C) evidence the transfer.

     5.   Corporate Transaction.  In the event of a Corporate Transaction,  that portion of the Option  representing  shares  that are not then  vested shall automatically become 100% vested so that the Option shall, as of five days prior to the effective date of such  Corporate  Transaction, become exercisable in full. Effective as of the Corporate Transaction, this Option shall terminate and cease to be exercisable, except to the extent the Option is assumed by the successor or survivor  corporation
          (or parent or subsidiary  thereof) or replaced with a comparable right with  respect  to  share of the  capital  stock  of the  successor  or survivor  corporation  (or  parent  or  subsidiary  thereof)  in  such
          Corporate  Transaction,  or unless the Board waives this  provision in
          connection  with  such  Corporate   Transaction  and  such  waiver  is
          consistent with Rule 16b-3.

     6.   Change in Control.  In the event of a Change in Control,  that portion
          of  the  Option   representing   shares  that  are  not  vested  shall
          automatically  become 100% vested so that the Option shall,  as of the effective date of such Change in Control, become exercisable in full.

     7.   Manner of Exercising Option.

          (a)  Any vested  portion of the Option or the entire  Option,  if then
               100% vested and exercisable, may be exercised in whole or in part at any time prior to the time when the Option or portion  thereof terminates or expires and becomes  unexercisable under Section 3.
               The Option may be exercised for whole shares only.

          (b)  In order to  exercise  all or any  portion of the vested  Option,
               Optionee  (or any other  person or persons  permitted to exercise the Option under this Agreement) must take the following actions:

               (i)   Execute and deliver to the Corporation a notice of exercise for the vested portion of the Option being  exercised, such notice  complying with all applicable rules  established by the Administrator;

               (ii)  Pay the aggregate  exercise  price and applicable  Federal,
                     state   and  local  tax   withholding  obligation  for  the
                     purchased shares in one or more of the following forms:

                    (A)  cash or check made payable to the Corporation; or

                    (B)  through  a  special  sale  and   remittance   procedure
                         pursuant  to which  Optionee  (or any  other  permitted
                         person)  shall  provide  to  a   Corporation-designated
                         brokerage  firm an  irrevocable  market  sell  order to
                         effect  the sale of the  purchased  shares and remit to
                         the Corporation,  out of the sale proceeds available on
                         the  settlement  date,  sufficient  funds to cover  the
                         aggregate exercise price and applicable taxes.

               (iii) With the prior consent of the Administrator,  the aggregate exercise price and applicable Federal,  state and local tax withholding obligation for the purchased shares may also be paid in one or more of the following forms:

                    (A)  shares of Common  Stock held by Optionee  (or any other permitted  person) for at least six months, or issuable
                         upon exercise of the Option,  and valued at Fair Market
                         Value on the exercise date, or

                    (B)  with any other form of  consideration  permitted by the
                         Plan.

               (iv)  Furnish to the Corporation  appropriate  documentation that the person or persons exercising  the Option (if other than
                     Optionee) have the right to exercise this Option.

     8.   Compliance with Laws and Regulations.

     The shares of stock  deliverable  upon the  exercise of the Option,  or any portion  thereof,  may be either  previously  authorized but unissued  shares or issued shares which have then been  reacquired by the  Corporation.  Such shares shall be fully paid and nonassessable.  The Corporation shall not be required to issue or deliver any certificate or  certificates  for shares of stock purchased upon the exercise of the Option or portion  thereof prior to  fulfillment of all of the following conditions:

          (a)  The admission of such shares to listing on all stock exchanges on which such class of stock is then listed;

          (b)  The completion of any registration or other qualification of such shares  under  any  state  or  federal  law or under  rulings  or regulations of the  Securities and Exchange  Commission or of any
               other governmental regulatory body, which the Board shall, in its absolute discretion, deem necessary or advisable;

          (c)  The obtaining of any approval or other  clearance  from any state or federal  governmental  agency  which the Board  shall,  in its absolute discretion, determine to be necessary or advisable;

          (d)  The receipt by the  Corporation  of full payment for such shares, including payment of all amounts which,  under federal,  state or local tax law, it is required  to withhold  upon  exercise of the
               Option; and

          (e)  The  lapse  of  such  reasonable  period  of time  following  the exercise  of the  Option  as the  Board  may  from  time  to time establish for reasons of administrative convenience.

     9.   Stockholder  Rights.  The  holder  of the  Option  shall  not have any stockholder  rights  with  respect  to  the  shares  of  Common  Stock purchasable  upon  exercise of the Option until such person shall have exercised the Option,  paid the exercise price and  applicable  taxes, satisfies  all other  conditions  of  exercise  and become a holder of record of the purchased shares.

     10.  Adjustment in Option Shares.

          (a)  Should any  change be made to the  Common  Stock by reason of any stock split,  stock  dividend,  recapitalization,  combination of
               shares,   exchange  of  shares  or  other  change  affecting  the
               outstanding  Common  Stock as a class  without the  Corporation's receipt  of  consideration,  or  in  the  event  of  a  Corporate
               Transaction or Change in Control,  appropriate  adjustments shall be made to (i) the number and/or class of  securities  subject to this Option and (ii) the exercise  price in order to reflect such change and thereby preclude a dilution or enlargement of benefits hereunder.

          (b)  This  Agreement  shall  not in any way  affect  the  right of the
               Corporation to adjust, reclassify, reorganize or otherwise change its  capital  or  business  structure  or to merge,  consolidate, dissolve,  liquidate  or sell or transfer  all or any part of its business or assets.

     11.  Successors and Assigns.  The provisions of this Agreement  shall inure to the  benefit  of,  and be binding  upon,  the  Corporation  and its successors and assigns and Optionee,  Optionee's assigns and the legal representatives, heirs and legatees of Optionee's estate.

     12.  Notices.  Any  notice  required  to  be  given  or  delivered  to  the
          Corporation  under the terms of this Agreement shall be in writing and addressed to the Corporation at its principal  corporate offices.  Any notice  required  to be given or  delivered  to  Optionee  shall be in writing and  addressed  to Optionee  at the address  indicated  on the
          Signature  Page.  All notices shall be deemed  effective upon personal delivery  or upon  deposit  in the  U.S.  mail,  postage  prepaid  and properly addressed to the party to be notified.

     13.  Construction.  This Agreement and the Option evidenced hereby are made and granted  pursuant to the automatic  Option grant program in effect under the Plan and are in all  respects  limited by and subject to the applicable terms of the Plan.

     14.  Governing Law. The interpretation, performance and enforcement of this
          Agreement  shall be  governed  by the laws of the State of  California without resort to that State's conflict-of-laws rules.

     15.  Conformity to Securities Laws. The Optionee acknowledges that the Plan and this  Agreement  are  intended to conform to the extent  necessary with all provisions of the Securities Act and the Exchange Act and any
          and all  regulations  and  rules  promulgated  by the  Securities  and
          Exchange  Commission  thereunder,  including  without  limitation Rule
          16b-3. Notwithstanding anything herein to the contrary, the Plan shall be administered,  and the Option is granted and may be exercised, only in such a manner as to conform to such laws, rules and regulations. To the extent  permitted by applicable  law, the Plan and this  Agreement shall be deemed  amended  to the extent  necessary  to conform to such laws, rules and regulations.

                              SIGNATURE PAGE TO THE
                              INDEPENDENT DIRECTOR
                   STOCK OPTION AGREEMENT TERMS AND CONDITIONS

                         THE 2002 INCENTIVE AWARD PLAN
                             OF FILENET CORPORATION

                   3565 Harbor Boulevard, Costa Mesa, CA 92626

[First_Name] [Middle_Name] [Last_Name]                          [Address_Line_1]
                                                                [Address_Line_2]
                                                                [Address_Line_3]
Optionee's Tax ID #: [Extra_Field_1]                   [City] [State] [Zip_Code]

Effective  ____________________  (the  "Grant  Date"),  you have been  granted a
Non-qualified  Stock Option to buy an aggregate  of  [Shares_Granted]  shares of
Common  Stock  of  FileNET  Corporation  at  an  exercise  price  per  share  of
$[Option_Price]. This Option expires on _________________.*

*This  Option will not vest and the  expiration  date  will be sooner than shown
under certain circumstances, including your Termination from Directorship.   See
the Stock Option Agreement Terms and Conditions.

You and the Company  agree that these  Options are granted under and governed by the terms and  conditions of the Stock Option  Agreement  Terms and  Conditions,
which together with this Signature Page, are a binding agreement,  and the Plan.
You  acknowledge  that you have read and understand  the Stock Option  Agreement
Terms and Conditions, this Signature Page, and the Plan, and that you understand the  terms  and  conditions  of your  Option  grant,  including  the  provisions governing the vesting and termination of your Options,  the exercise procedures, and the other restrictions contained therein.

FILENET CORPORATION                                 OPTIONEE

By:                                                 [First_Name] [Last_Name]

Its: