Form 10-Q
period 2002-09-30
FILENET CORP
filed 2002-11-13
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended September 30, 2002

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
     (State or other jurisdiction of                            (I.R.S. Employer
      corporation or organization                              Identification No.)

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
                                                      Yes  |X|  No |_|

  As of November 11, 2002, there were 35,905,953 shares of the Registrant's common stock outstanding.

                                      FILENET CORPORATION
                                             Index

                                                                                    Page
                                                                                  Number

     PART I.        FINANCIAL INFORMATION..........................................   3

     Item 1.        Unaudited Condensed Consolidated Financial Statements  ........   3

     Item 2.        Management's Discussion and Analysis of Financial Condition

     INDEX TO
     EXHIBITS       ...............................................................  31

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                      FILENET CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (In thousands, except share amounts)

                                                           September 30,   December 31,
                                                                   2002           2001

    ASSETS
    Current assets:
      Cash and cash equivalents                              $ 101,462     $ 107,502
      Short-term investments                                    46,726        64,660
      Accounts receivable, net                                  43,738        36,909
      Inventories, net                                           2,575         2,993
      Prepaid expenses and other current assets                 12,840         9,521
      Deferred income taxes                                      2,877         2,779
      Total current assets                                     210,218       224,364

    Property, net                                               37,568        44,206
    Long-term investments                                       28,129             -
    Goodwill                                                    16,572         9,953
    Intangible assets, net                                       3,139           182
    Deferred income taxes                                       21,429        21,445
    Other assets                                                 5,028         1,489

        Total assets                                         $ 322,083     $ 301,639

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                       $   7,615     $   8,282
      Customer deposits                                          3,076         4,848
      Accrued compensation and benefits                         22,262        17,804
      Unearned maintenance revenue                              40,074        30,996
      Income taxes payable                                       2,746         3,999
      Other accrued liabilities                                 12,353        13,685
      Total current liabilities                                 88,126        79,614

    Unearned maintenance revenue and other liabilities           4,597         6,200
    Commitments and contingencies (Note 9)

    Stockholders' equity:
      Preferred stock - $.10 par value; 7,000,000 shares
        authorized; none issued and outstanding                      -             -
      Common stock - $.01 par value; 100,000,000 shares
        authorized; 36,741,049 shares issued and 35,643,049
        shares outstanding at September 30, 2002; and
        36,389,682 shares issued and 35,291,682 shares
        outstanding at December 31, 2001                       203,401       199,526
      Retained earnings                                         49,393        44,906
      Accumulated other comprehensive loss                      (8,867)      (14,040)
                                                               243,927       230,392
      Treasury stock, at cost; 1,098,000 shares                (14,567)      (14,567)
      Net stockholders' equity                                 229,360       215,825

        Total liabilities and stockholders' equity           $ 322,083     $ 301,639

      See accompanying notes to unaudited condensed consolidated financial statements.

                                      FILENET CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (In thousands, except per share data)

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                            2002       2001         2002          2001
 Revenue:
   Software                             $ 30,538  $  26,932    $  96,128     $  88,463
   Customer Support                       37,838     33,372      111,682        95,201
   Professional services and education    12,751     17,489       43,078        53,423
   Hardware                                1,975      2,788        6,682        10,836
   Total revenue                          83,102     80,581      257,570       247,923

 Costs:
   Software                                2,484      2,253        7,239         5,636
   Customer Support                        9,604      9,042       29,499        32,494
   Professional services and education    11,361     14,025       38,003        47,356
   Hardware                                1,337      2,565        4,847         8,039
   Total cost of revenue                  24,786     27,885       79,588        93,525

     Gross Profit                         58,316     52,696      177,982       154,398

 Operating expenses:
   Research and development               17,764     16,936       53,993        52,548
   Selling, general and administrative    39,793     40,287      121,636       127,064
   In-process research and development         -          -          400             -
   Total operating expenses               57,557     57,223      176,029       179,612

 Operating income (loss)                     759     (4,527)       1,953       (25,214)

 Other income, net                         1,045      1,671        3,874         1,505

 Income (loss) before income taxes         1,804     (2,856)       5,827       (23,709)

 Provision (benefit) for income taxes        415       (628)       1,340        (5,215)

 Net income (loss)                      $ 1,389    $ (2,228)     $ 4,487      $(18,494)

 Earnings (loss) per share:
   Basic                                $   0.04   $  (0.06)     $  0.13      $  (0.53)
   Diluted                              $   0.04   $  (0.06)     $  0.12      $  (0.53)

 Weighted average shares outstanding:
   Basic                                  35,629     35,008       35,511        35,096
   Diluted                                36,445     35,008       36,803        35,096

 See accompanying notes to unaudited condensed consolidated financial statements.

                                       FILENET CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)
                                        (In thousands)

                                                 Three Months              Nine Months
                                               Ended September 30,      Ended September 30,
                                                2002        2001          2002         2001

 Net income (loss)                           $ 1,389    $ (2,228)      $ 4,487   $  (18,494)
 Other comprehensive income (loss):
   Foreign currency translation adjustments      156       2,642         5,147       (1,986)
 Unrealized gains on securities:
    Unrealized holding gains                      12          72            26          163
 Total other comprehensive income (loss)         168       2,714         5,173       (1,823)
 Comprehensive income (loss)                 $ 1,557    $    486       $ 9,660   $  (20,317)

See accompanying notes to unaudited condensed consolidated financial statements.

                                      FILENET CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                        (In thousands)

                                                                   Nine Months Ended September 30,
                                                                           2002              2001
     Cash flows from operating activities:
     Net income (loss)                                                $   4,487         $ (18,494)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Purchased in-process research and development                      400                 -
         Depreciation and amortization                                   16,160            18,166
         Loss on sale of fixed assets                                        13               262
         Provision for doubtful accounts                                    354               800
         Deferred income taxes                                               16            (8,896)
         Changes in operating assets and liabilities, net of
           the effects of
           acquisition:
           Accounts receivable                                           (5,526)           42,115
           Inventories                                                      417               313
           Prepaid expenses and other current assets                     (3,100)             (421)
           Accounts payable                                                (861)           (7,115)
           Accrued compensation and benefits                              3,918            (5,633)
           Customer deposits and advances                                (1,781)            3,284
           Accrued legal fees                                                 -            (2,478)
           Unearned maintenance revenue                                   6,870            13,360
           Income taxes payable                                          (1,199)           (2,881)
           Other                                                         (4,213)            1,406
     Net cash provided by operating activities                           15,955            33,788

     Cash flows from investing activities:
     Capital expenditures                                                (8,592)          (15,103)
     Proceeds from sale of property                                          44               287
     Note receivable from officer                                        (1,900)                -
     Cash paid for acquisition                                           (9,359)                -
     Purchases of marketable securities                                (103,529)         (108,953)
     Proceeds from sales and maturities of marketable securities         94,621            86,803
     Net cash used in investing activities                              (28,715)          (36,966)

     Cash flows from financing activities:
     Proceeds from issuance of common stock                               3,875             5,386
     Principal payments on capital lease obligations                     (1,293)             (519)
     Net cash provided by financing activities                            2,582             4,867

     Effect of exchange rate changes on cash and cash equivalents         4,138            (1,212)

     Net increase (decrease) in cash and cash equivalents                (6,040)              477
     Cash and cash equivalents, beginning of year                       107,502           101,497
     Cash and cash equivalents, end of period                         $ 101,462         $ 101,974

     Supplemental cash flow information:
     Interest paid                                                    $      65         $      57
     Income taxes paid                                                $   2,897         $   6,794

     See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements  of FileNET  Corporation  (the  "Company")  reflect  adjustments
     (consisting of normal  recurring  adjustments)  necessary to present fairly the financial position of the Company at September 30, 2002, the results of its  operations  and its  comprehensive  operations  for the three and nine months  ended  September  30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. Certain  information and footnote disclosures  normally included in financial  statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission  ("SEC"),  although the Company believes that the disclosures in the condensed  consolidated financial statements are adequate to ensure the information  presented  is not  misleading.  These  condensed  consolidated financial  statements  should be read in conjunction  with the consolidated financial  statements and notes thereto,  and  Management's  Discussion and
     Analysis of Financial Condition and Results of Operations, contained in the
     Company's Annual Report on Form 10-K for the fiscal year ended December 31,
     2001 filed with the SEC on March 28, 2002.  The results of  operations  for the interim periods are not necessarily indicative of the operating results for the year.

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
     Assembled  workforce  no  longer  meets  the  definition  of  a  separately identified  intangible  asset under the provisions of SFAS No. 141, and the unamortized  balance of $182,000 was reclassified as goodwill at January 1,
     2002. The Company ceased  amortizing the goodwill  balance of $10.1 million from its 2000  acquisition of Applications  Partner,  Inc. as of January 1,
     2002. The Company had no indefinite life intangible assets as of January 1,
     2002. In accordance with SFAS No. 142, the Company is required to perform a two-step transitional  impairment review. The first step of this review was completed by June 30, 2002 with the  determination of the fair value of the
     Company's  reporting  units in order to identify  whether the fair value of each reporting unit is less than its carrying amount. In the event that the fair value of the  reporting  unit is less than the  carrying  amount,  the second  step of the test would be  required to  determine  if the  carrying value of goodwill exceeds the implied value. The Company determined that it did not have a transitional impairment of goodwill and as of Septemeber 30,
     2002,  no  impairment  of goodwill has  been  recognized.  Goodwill will be tested  for  impairment  annually  on July 1st of each year or  earlier  if indicators of potential impairment exist. If estimates change, a materially different impairment conclusion could result.

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
     The Company  adopted  this EITF as of January 1, 2002 and has  reclassified its prior  period  consolidated  financial  statements  to  conform  to the current  presentation.  The  adoption  of this EITF did not have a material effect on total revenues or gross margin  percentages  and has no impact on results of operations as it required an equivalent increase to both revenue and cost of revenue.  Revenue and cost of revenue increased by $512,000 for the three months ended September 30, 2001 and increased by $1.7 million for the nine months ended September 30, 2001.  Comparable  numbers for 2002 are not available as out-of-pocket  expenses are  characterized as revenue upon invoicing.

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

3.   ACQUISITIONS

     On April 2, 2002, the Company  acquired  certain assets and assumed certain liabilities of eGrail, Inc.  ("eGrail"),  a Web content management company, for $9.0 million in cash. This strategic  acquisition  provides  additional
     Web Content  Management  ("WCM")  software  application  capabilities  that expand the Company's  position in the Enterprise Content Management ("ECM")
     market,  which contributed to the purchase price that resulted in goodwill.
     In accordance with SFAS No. 141,  "Business  Combinations," the acquisition has been  accounted  for  under the  purchase  method  of  accounting.  The purchase  price for the  acquisition  consisted  of $9.0  million  cash and direct  acquisition costs of $359,000.  The purchase price was allocated as follows (in thousands):

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
     In-process  research and development was expensed upon acquisition  because
     technological   feasibility   had  not  been   established  and  no  future
     alternative uses existed. New product development underway at eGrail at the time of the  acquisition  included the next generation of their Web Content
     Management  product  that was in the early  stages  of  design  and only 5%
     complete at the date of the  acquisition.  The cost to complete the project was estimated at  approximately  $3.0 million to occur over a  twelve-month period.  As of September  30, 2002 the Company has  incurred  approximately
     $1.9 million of research and development  expenses  related to the project.
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

     Actual results of operations of the acquired  eGrail  business,  as well as assets and liabilities of the acquired eGrail business, are included in the unaudited  condensed  consolidated  financial  statements  from the date of acquisition. Therefore, the Company's financial results for the nine months ended  September 30, 2002 include the actual  results of the aquired eGrail business from the date of acquisition.  The pro forma results of operations data for the nine-month periods ended September 30, 2001 and 2002 presented below assume that the  acquisition had been made at the beginning of fiscal
     2001. The pro forma data is presented for  informational  purposes only and is not  necessarily  indicative of the results of future  operations nor of the actual results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2001 (in thousands):

                                          Nine Months Ended September 30,
                                               2000               2001
       Revenue                          $   258,322        $   251,895
       Net Income (Loss)                      3,120            (26,035)
       Earnings (Loss) per share:
          Basic                         $      0.09        $     (0.74)
          Diluted                       $      0.08        $     (0.74)

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

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                   2002         2001        2002         2001
     Net income (loss):
       As reported                             $  1,389    $  (2,228)    $ 4,487    $ (18,494)
       Add: goodwill amortization,
         net of taxes                                 -          608           -        1,787

          Adjusted net income (loss)           $  1,389    $  (1,620)    $ 4,487    $ (16,707)

     Basic net income (loss) per share:
       As reported                             $   0.04    $   (0.06)    $  0.13    $   (0.53)
       Add: goodwill amortization, net of taxes       -         0.02           -         0.05

          Adjusted basic net income (loss)
          per share                            $   0.04    $   (0.04)    $  0.13    $   (0.48)

     Diluted net income (loss) per share:
       As reported                             $   0.04    $   (0.06)    $  0.12    $   (0.53)
       Add: goodwill amortization, net of taxes       -         0.02           -         0.05

          Adjusted diluted net income (loss)
          per share                            $   0.04    $   (0.04)    $ 0.12     $   (0.48)

     A portion of goodwill and  intangible  assets were allocated to our Ireland subsidiary  and therefore the following  tables reflect  amounts  resulting from foreign exchange translation.

     The  following  table  presents  the changes in goodwill  allocated  to the reportable segments during the first nine months of 2002 (in thousands):

                             Balance at                                   Foreign      Balance at
                            December 31,                                 Currency    September 30,
                                   2001    Acquired    Adjustments    Fluctuation            2002

   Software                   $  4,914     $  3,654       $     90       $    318        $  8,976
   Customer support              3,271          406             60            212           3,949
   Professional services
    and education                1,768        1,733             32            114           3,647
   Hardware                          -            -              -              -               -
     Total                    $  9,953     $  5,793       $    182       $    644        $  16,572

     The acquired  goodwill resulted from the acquisition of the eGrail business in April 2002.  The  adjustments  were due to the  reclassification  of the assembled  workforce  intangible to goodwill at January 1, 2002 as a result of the adoption of SFAS 142.

     Acquired  technology and patents are the Company's only  intangible  assets subject to amortization under Statement No. 142. These assets were recorded in connection  with the April 2002 eGrail  acquisition and are comprised of the following as of September 30, 2002 (in thousands):

                                                                 Foreign
                                              Accumulated       Currency
                                    Gross    Amortization    Fluctuation        Net

         Acquired technology     $  3,468         $  (347)       $    (1)  $  3,120
         Patents                       25              (6)             -         19
                                 $  3,493         $  (353)       $    (1)  $  3,139

     Acquired technology is being amortized over a useful life of five years and patents are being  amortized over a useful life of two years.  Amortization expense for amortizing  intangible assets was $176,400 for the three months ended  September 30, 2002 and $344,500 for the nine months ended  September
     30, 2002 and  estimated  future  amortization  expense  (excluding  foreign exchange effect) of purchased intangible assets as of September 30, 2002 is as follows (in thousands):

                               Fiscal
                                 Year            Amount
            2002 (remaining 3 months)      $    168,190
                                 2003           672,760
                                 2004           663,190
                                 2005           660,000
                                 2006           660,000
                                 2007           165,000
                                           $  2,989,140

5.   EARNINGS (LOSS) PER SHARE

     Basic  earnings  (loss) per share is computed by dividing net income (loss)
     for the period by the weighted average number of common shares  outstanding during the period.  Diluted  earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury stock method.  The dilutive loss  per  share  excludes  these  adjustments,  as  the  impact  would  be antidilutive.  The antidilutive  effect for the three and nine months ended
     September 30, 2001 would have been 772 and 1,239 shares, respectively.  The following  table sets forth the  computation of basic and diluted  earnings
     (loss) per share for the three and nine months ended September 30, 2002 and
     2001:

     (In thousands, except per share amounts)      Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                   2002           2001        2002         2001

       Net income (loss)                      $   1,389      $  (2,228)   $  4,487    $ (18,494)

       Shares used in computing
          basic earnings (loss) per share        35,629         35,008      35,511       35,096
       Dilutive effect of stock plans         $     816      $       -    $  1,292    $       -
       Shares used in computing
          diluted earnings (loss) per share      36,445         35,008      36,803       35,096

        Earnings (loss) per basic share       $    0.04      $   (0.06)   $   0.13    $   (0.53)
        Earnings (loss) per diluted share     $    0.04      $   (0.06)   $   0.12    $   (0.53)

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other  comprehensive loss as of September 30, 2002 is comprised of the following:

                                             Foreign        Unrealized        Accumulated
                                            Currency           Holding              Other
                                         Translation             Gains      Comprehensive
           (in thousands)                 Adjustment           (Losses)        Operations

            Balance, December 31, 2001     $ (14,079)         $    39          $ (14,040)
            Current period changes             5,147               26              5,173
            Balance September 30, 2002     $  (8,932)         $    65          $  (8,867)

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

     The Company's  reportable  operating  segments include  Software,  Customer
     Support,  Professional Services and Education,  and Hardware.  The Software
     operating  segment  develops and markets the Company's  Enterprise  Content
     Management and Business Process Management software products.  The Customer
     Support  segment  provides  after-sale  support  for  software,  as well as providing software upgrades when and if available pursuant to the Company's right to new versions  program.  The  Professional  Services and  Education segment provides fee-based implementation and technical services related to the Company's software products,  and also provides training.  The Hardware operating  segment  manufactures  and markets the Company's line of Optical
     Storage And Retrieval ("OSAR") libraries.

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

     Operating  segments data for the three and nine months ended  September 30,
     2002 and 2001 are as follows:

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
        In thousands                           2002            2001            2002          2001
       Software
         Revenue                         $   30,538      $   26,932     $   96,128     $   88,463
         Operating loss                     (14,822)        (17,343)       (40,272)       (46,807)

       Customer Support
         Revenue                         $   37,838      $   33,372     $  111,682     $   95,201
         Operating income                    16,156          12,984         44,343         25,944

       Professional Services and
         Education Revenue               $   12,751      $   17,489     $   43,078     $   53,423
         Operating income (loss)               (742)            191         (2,421)        (3,586)

       Hardware
         Revenue                         $    1,975      $    2,788     $    6,682     $   10,836
         Operating income (loss)                167            (359)           303           (765)

       Total
         Revenue                         $   83,102      $   80,581     $  257,570     $  247,923
         Operating income (loss)                759          (4,527)         1,953        (25,214)

8.   STOCK OPTIONS

     The following is a summary of stock option transactions regarding all stock options plans for the nine months ended September 30, 2002:

                                                           Number of           Weighted
                                                             Options     Exercise Price
     Balances, December 31, 2001                           8,010,453            $ 15.56
        Granted (weighted average fair value of $7.02)     1,247,530              13.82
        Exercised                                           (181,760)              9.56
        Canceled                                            (421,869)             21.42

     Balances, September 30, 2002                          8,654,354            $ 15.14

     The following  table  summarizes  information  concerning  outstanding  and exercisable stock options at September 30, 2002:

                                    Options Outstanding                      Options Exercisable
                                            Weighted
                                             Average        Weighted                       Weighted
                                           Remaining         Average                        Average
          Range of              Number   Contractual        Exercise          Number       Exercise
    Exercise Price         Outstanding          Life           Price     Exercisable          Price
  $ 1.39 - $  9.00           1,785,120          5.06         $  7.95       1,599,166        $  8.00
    9.17 -   12.86           1,762,094          8.12           11.68         666,798          10.76
   12.97 -   14.81           1,650,232          8.35           13.58         605,369          13.73
   15.16 -   22.53           1,874,810          8.12           17.81         772,541          17.97
   23.47 -   41.84           1,582,098          7.30           25.57       1,030,023          25.88
  $ 1.39 - $ 41.84           8,654,354          7.38         $ 15.14       4,673,897        $ 14.73

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
     determined  based  on the  provisions  of SFAS  No.  123,  "Accounting  for
     Stock-Based Compensation" for the nine months ended September 30, 2002:

          (In thousands, except per share amounts)
           Net income - as reported                      $   4,487
           Net loss - pro forma                             (2,060)
           Diluted earnings per share - as reported           0.12
           Basic and diluted loss per share - pro forma  $   (0.06)

     The fair  value of each  option  grant was  estimated  on the date of grant using the Black-Scholes  option-pricing  model using an expected volatility of 70%,  risk-free interest rates of 2.16% to 4.81% and an expected life of one year from vest date. Pro forma compensation cost of shares issued under the  Employee  Qualified  Stock  Purchase  Plan is  measured  based  on the discount from market value on the date of purchase in accordance  with SFAS
     No. 123.

9.   LEGAL PROCEEDINGS

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

10.  RELATED PARTY TRANSACTIONS

     In  July  2001,  the  Compensation  Committee  of the  Company's  Board  of
     Directors  entered into discussions  with Lee Roberts,  the Company's Chief
     Executive  Officer,  regarding a secured loan by the Company to Mr. Roberts to enable him to  purchase  a home in Orange  County,  California.  In July
     2001, the Compensation  Committee forwarded its recommendation to the Board to approve, in principle,  a secured loan, in the amount of $1.2 million to
     Mr. Roberts.  In September 2001, the Compensation  Committee  approved,  in principle,  an increase  in the  previously  requested  loan amount to $1.9 million,  subject to review of final loan  documents  and  approval  of the
     Board.  In May 2002,  the  Compensation  Committee  reviewed  proposed loan documentation  for  a  secured  loan  to  Mr.  Roberts  and  forwarded  its recommendation  to the Board to approve  the loan on the terms set forth in the loan  documents.  The loan  documents  provided  that the loan would be secured by the real estate purchased by Mr. Roberts.  Subsequently, on June
     5,  2002,  the  Board  approved  the loan  documents  and the  loan.  As of
     September 30, 2002, FileNET has an outstanding secured note receivable from

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
     Roberts' employment by the Company, or (c) ninety (90) days after voluntary termination of employment by Mr. Roberts. The difference between the stated
     interest rate of the note and a fair value interest rate of 7% was recorded as a  discount  that is  being  amortized  over  the  term  of the  note to compensation  expense using the effective  interest method. The loan to Mr.
     Roberts is permitted  under  Section 13 of the  Securities  Exchange Act of
     1934 as amended by Section 402 of the  Sarbanes-Oxley  Act on July 30, 2002
     because it was  outstanding  on that  date,  however,  its terms  cannot be renewed or materially modified after July 30, 2002.

1.  FOREIGN CURRENCY TRANSACTIONS

     As of  September  30,  2002,  the  Company  had  forward  foreign  exchange
     contracts   outstanding   totaling   approximately   $14,590,485   in  nine
     currencies.  These  contracts  were opened on the last  business day of the quarter and mature within three months. Accordingly, the fair value of such contracts is zero at September 30, 2002.

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

Overview

FileNET  Corporation  develops,  markets,  implements  and  services  Enterprise
Content Management ("ECM") and Business Process Management software products and
eBusiness applications and solutions for selected vertical markets. Our software products enable  organizations  to improve  operational  efficiency and leverage their  content  resources  through the  delivery  of  efficient,  flexible,  and scalable  enterprise  process management  solutions.  We also offer professional services and training for the  implementation  of these software  solutions,  as well as 24 hours a day, seven days a week technical  support and services to our customers on a global basis.

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

Revenue Recognition.  Revenues  from  sales of software  licenses  sold  through direct and  indirect  channels,  which do not  contain  multiple  elements,  are recognized upon shipment of the related product if the requirements of Statement of Position ("SOP") 97-2, as amended,  are met. If the requirements of SOP 97-2, including  evidence of an  arrangement,  delivery,  fixed or  determinable  fee, collectibility or vendor specific evidence about the value of an element are not met at the date of shipment,  revenue is not recognized  until such elements are known  or  resolved.  Software  license  revenue  for  arrangements  to  deliver unspecified  additional  software  products in the future is recognized  ratably over the term of the arrangement,  beginning with the initial shipment.  Revenue from  post-contract  customer support is recognized ratably over the term of the contract. Revenue from professional services and education is recognized as such services are  delivered  and  accepted by the  customer.  Anticipated  losses on fixed-price  professional  services  contracts are recognized in the period when they become known.  We recognize  other revenue at the time of product  delivery
and  accrue  any  remaining  costs,  including  vendor  obligations.   Based  on
historical  experience,  we maintain a sales return  allowance for the estimated amount of potential  returns.  While such returns have historically been minimal and within our expectations of the allowances  established,  we cannot guarantee that we will  continue to  experience  the same return rates that we have in the past.

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

Accounting for the Impairment or Disposal of Long-Lived Assets.   We account for
the  impairment  and  disposition  of long-lived  assets in accordance  with the
Statement of Financial  Accounting  Standards ("SFAS") No. 144,  "Accounting for
the  Impairment of Long-Lived  Assets and for  Long-Lived  Assets to Be Disposed
Of." In accordance with SFAS No. 144,  long-lived assets to be held are reviewed for events or changes in  circumstances  that indicate that their carrying value may not be recoverable. In August 2001, the Financial Accounting Standards Board
("FASB")  issued  SFAS No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived Assets." This statement addresses financial  accounting and reporting for the  impairment  of  long-lived  assets and for the  disposal of  long-lived assets.  SFAS No. 144 superseded SFAS No. 121, and is effective for fiscal years beginning  after December 15, 2001. We evaluate the carrying value of intangible assets for impairment of value based on  undiscounted  future cash flows,  which are subject to change.  While we have not  experienced  impairment of intangible assets in prior periods,  we cannot  guarantee that there will not be impairment in the future.  Any future impairment charge would negatively affect our results of operations.

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

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                  2002         2001           2002         2001

  Revenue:
     Software                                      36.7%        33.4%          37.3%        35.7%
     Customer support                              45.5         41.3           43.4         38.4
     Professional services and education           15.4         21.7           16.7         21.5

     Hardware                                       2.4          3.6           2.6          4.4
  Total Revenue                                   100.0        100.0          100.0        100.0

  Cost of revenue:
     Software                                       3.0          2.8            2.8          2.3
     Customer support                              11.5         11.2           11.4         13.1
     Professional services and education           13.7         17.5           14.8         19.1
     Hardware                                       1.6          3.1            1.9          3.2
        Total cost of revenue                      29.8         34.6           30.9         37.7

  Gross Profit                                     70.2         65.4           69.1         62.3

  Operating expenses
  Research and development                         21.4         21.0           21.0         21.2
  Selling, general and administrative              47.9         50.0           47.2         51.3
  In-process research and development                 -            -            0.1            -
        Total operating expenses                   69.3         71.0           68.3         72.5

  Operating income (loss)                           0.9         (5.6)           0.8        (10.2)
  Other income, net                                 1.3          2.1            1.5          0.6
  Income (loss) before income tax                   2.2%        (3.5)%          2.3%        (9.6)%

Revenue

Total  revenue  increased  to $83.1  million,  or 3% for the three  months ended
September 30, 2002 from $80.6  million for the three months ended  September 30,
2001.  International  revenue  accounted  for 29% of  total  revenue,  or  $24.4 million, for the three months ended September 30, 2002 and 22% of total revenue, or $17.8 million,  for the three months ended September 30, 2001.  Total revenue was $257.6  million  for the nine  months  ended  September  30, 2002 and $247.9 million for the comparable nine months ended September 30, 2001, representing an increase of $9.7  million,  or 4%.  International  revenue  accounted for 28% of total revenue,  or $71.2 million,  for the nine months ended  September 30, 2002 and 25% of total revenue, or $62.3 million,  for the nine months ended September
30, 2001. These increases in revenue were primarily attributable to increases in
software  and  customer  support  revenue   partially  offset  by  decreases  in
professional services and hardware revenues as more fully discussed below.

Software:  Software  revenue  consists of fees earned from the  licensing of our software products to customers. Software revenues increased to $30.5 million, or
13% for the three months  ended  September  30, 2002 from $26.9  million for the three months ended September 30, 2001. Software revenue represented 37% of total revenue for the three months ended  September  30, 2002  compared to 33% for the comparable period of 2001.  Software revenue  increased to $96.1 million,  or 9%
for the nine months  ended  September  30, 2002 from $88.5  million for the nine months ended  September  30, 2001.  Software  revenue  represented  37% of total revenue for the nine months  ended  September  30, 2002  compared to 36% for the comparable  period of 2001.  These increases in software  revenue were primarily due to a small increase in demand for our products in both the United States and internationally. We remain, however, in an uncertain economic environment and in a prolonged  slowdown in IT spending  that could cause our  software  revenue to decline. We do not anticipate market conditions to improve  significantly in the near term.

Customer  Support:  Customer  support revenue  consists of revenue from software maintenance  contracts,  "fee for service"  revenues and the sale of spare parts and supplies.  Customer support revenue  increased to $37.8 million,  or 13% for the three  months  ended  September  30,  2002 from $33.4  million for the three months ended September 30, 2001.  Customer  support  revenue  represented 45% of total revenue for the three months ended  September 30, 2002 compared to 41% for the comparable  period of 2001.  Customer  support  revenue  increased to $111.7 million,  or 17% for the nine months ended September 30, 2002 from $95.2 million for  the  nine  months  ended  September  30,  2001.  Customer  support  revenue represented  43% of total  revenue for the nine months ended  September 30, 2002 compared to 38% for the  comparable  period of 2001.  The  increases in customer support  revenue were  primarily  due to the growth in our base of customers who receive  ongoing  maintenance  as a result  of new  customer  sales and sales of additional  products to our installed  base along with a high rate of renewal on the existing base. However, the occurrence of a prolonged economic slowdown that continues to reduce  software  revenue  would result in a decrease in the future growth rate of customer support revenue.

Professional Services and Education: Professional services and education revenue is generated  primarily from consulting and implementation  services provided to end users of our software products,  technical  consulting  services provided to our  resellers  and  training  services  provided  to end users  and  resellers.
Professional  services are  generally  performed  on a time and material  basis.
Professional  services and education revenue decreased to $12.8 million,  or 27%
for the three months ended  September  30, 2002 from $17.5 million for the three months ended  September 30, 2001.  Professional  services and education  revenue represented  15% of total revenue for the three months ended  September 30, 2002 compared to 22% for the  comparable  period in 2001.  Professional  services and education revenue  decreased to $43.1 million,  or 19% for the nine months ended
September 30, 2002 compared to $53.4 million for the comparable  period of 2001.
Professional services and education revenue represented 17% of total revenue for the nine months  ended  September  30, 2002  compared to 22% for the  comparable period in 2001. The economic slow down, particularly in North America,  resulted in fewer and  smaller  consulting  engagements.  This slow  down,  coupled  with pricing pressures,  has negatively impacted  professional services and education revenues and we do not expect a significant improvement in the near future.

Hardware:  Hardware  revenue  is  generated  primarily  from the sale of 12-inch
Optical Storage And Retrieval ("OSAR") libraries.  Hardware revenue decreased to
$2.0  million,  or 29% for the three months ended  September  30, 2002 from $2.8 million  for the  three  months  ended  September  30,  2001.  Hardware  revenue represented  2.4% of total revenue for the three months ended September 30, 2002 compared to 3.5% for the comparable  period of 2001.  Hardware revenue decreased to $6.7 million,  or 38% for the nine months ended September 30, 2002 from $10.8 million for the comparable period of 2001.  Hardware revenue represented 2.6% of total revenue for the nine months ended  September 30, 2002 compared to 4.4% for the  comparable  period of 2001. The decline in hardware  revenue  reflects that hardware  is not a  strategic  focus for us and we expect  hardware  revenue  to continue to decrease as a percent of total revenue.

Cost of Revenue

Total cost of revenue  decreased to $24.8  million,  or 11% for the three months ended  September 30, 2002 from $27.9 million for the comparable  period in 2001.
Total cost of revenue  decreased  to $79.6  million,  or 15% for the nine months ended  September 30, 2002 from $93.5 million for the comparable  period in 2001.
The decrease for the three month  comparison is primarily due to the decrease in the cost of professional  services and education revenue as discussed below. The nine month  decrease is  primarily  due to  decreases  in  customer  support and professional services cost of revenue as discussed below.

Software:  Cost of software  revenue  includes  royalties paid to third parties, amortization of acquired technology, partner commissions,  software media costs, and the cost to  manufacture  and  distribute  software.  The  cost of  software revenue  increased to $2.5 million,  or 9% for the three months ended  September
30, 2002 from $2.3 million for the three months ended September 30, 2001.  These costs  represented 8% of the related software revenue for the three months ended
September  30,  2002  and  September  30,  2001.  The cost of  software  revenue increased to $7.2 million,  or 28% for the nine months ended  September 30, 2002 from $5.6 million for the nine months  ended  September  30,  2001.  These costs represented 8% and 6% of the related  software revenue for the nine months ended
September  30, 2002 and 2001,  respectively.  The  increases in cost of software revenue for the three and nine months ended  September  30, 2002 compared to the same periods in 2001 are primarily  the result of increased  royalty fees due to increased  utilization of third party software products in 2002 and the addition of amortization of acquired technology,  which was $173,000 and $337,000 for the three and nine months ended September 30, 2002,  respectively,  compared to none in 2001.  Going forward we anticipate  cost of software  revenue as a percent of software revenue to remain comparable to current levels.

Customer  Support:  Cost of customer  support revenue includes costs of customer support personnel, cost of supplies and spare parts, and the cost of third-party hardware  maintenance.  The cost of customer  support revenue  increased to $9.6 million,  or 7% for the three months ended  September 30, 2002 from $9.0 million for the three months ended September 30, 2001.  These costs  represented 25% and
27% of the related customer support revenue for the three months ended September
30, 2002 and 2001, respectively.  The cost of customer support revenue decreased to $29.5 million,  or 9% for the nine months ended September 30, 2002 from $32.5 million for the nine months ended  September 30, 2001.  These costs  represented
26% and 34% of the related  customer  support  revenue for the nine months ended
September  30,  2002 and 2001,  respectively.  The  increase in cost of customer support  revenue in absolute  dollars for the three months ended  September  30,
2002  compared to the same period in 2001 is  primarily  attributable  to higher variable  compensation and benefit costs. The decreases in both cost of customer support  revenue in absolute  dollars and as a  percentage  of customer  support revenue for the nine months ended  September 30 2002 compared to the same period in 2001 is primarily  attributable to lower  compensation  cost as a result of a reduction  in  workforce  in the first  half of 2001.  The  decrease  in cost of customer  support revenue  expressed as a percentage of customer support revenue is due to  automation  and  process  improvements  that  allowed  growth  in the customer  base,  which  generated  increased  revenue,  without  a  proportional increase in support personnel and cost. Going forward we expect customer support cost of revenue to remain  relatively  stable in  absolute  dollars for the near term.

Professional Service and Education:  Cost of professional services and education revenue consists primarily of costs of professional services personnel, training personnel,  and third-party  independent  consultants.  The cost of professional services and education revenue decreased to $11.4 million,  or 19% for the three months ended  September  30, 2002 from $14.0  million for the three months ended
September  30,  2001.  These  costs  represented  89%  and  81% of  the  related professional services and education revenue for the three months ended September
30, 2002 and 2001, respectively. The cost of professional services and education revenue  decreased to $38.0 million,  or 20% for the nine months ended September
30, 2002 from $47.4 million for the nine months ended September 30, 2001.  These costs represented 88% and 89% of the related professional services and education revenue for the nine months ended September 30, 2002 and 2001, respectively. The decrease in absolute  dollars was primarily  attributable  to a reduction in the use of  third-party  independent  consultants,  as well as lower  commission and
variable   compensation  expense,  all  directly  related  to  the  decrease  in professional  services revenue.  We expect  professional  services and education costs as a percentage of  professional  services and  education  revenue to vary from period to period depending on the utilization  rates of internal  resources and the mix between the use of internal  resources  and third party  independent consultants.

Hardware:  Cost  of  hardware  revenue  includes  the  cost  of  assembling  and distributing  our  OSAR  library  products,  the  cost of  hardware  integration personnel,  and warranty costs. The cost of hardware  revenue  decreased to $1.3 million,  or 50% for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001.  These costs  represented 65% and
92% of the related  hardware  revenue for the three months ended  September  30,
2002 and 2001,  respectively.  The cost of hardware  revenue  decreased  to $4.8 million,  or 40% for the nine months ended  September 30, 2002 from $8.0 million for the nine months ended  September 30, 2001.  These costs  represented 72% and
74% of the related hardware revenue for the nine months ended September 30, 2002 and 2001, respectively.  The decrease in absolute dollars is directly related to the decrease in sales of OSAR library products.

Operating Expenses

Research and Development: Research and development expense primarily consists of costs of  personnel to support  product  development.  Research and  development expense  increased to $17.8 million,  or 5% for the three months ended September
30, 2002 from $16.9 million for the three months ended  September 30, 2001,  and represented  21% of total  revenue for these  respective  periods.  Research and development  expense increased to $54.0 million, or 3% for the nine months ended
September  30, 2002 from $52.5  million for the nine months ended  September 30,
2001, and represented  21% of total revenues for each period.  The increase year over year is primarily  the result of increased  compensation  and benefit costs associated with additional headcount from the eGrail acquisition that took place in April 2002.

Our  research  and  development  efforts  are  focused  on  developing  our  ECM capabilities.  These  efforts  will focus on  improvements  in Business  Process
Management,   Content   Management,   Web  Content   Management  and  associated
applications to provide a richer product offering to our customers. We intend to complement internal development with third party software through OEM agreements and may execute  additional  technology  acquisitions.  New product  development underway at eGrail at the time of the  acquisition  included the next generation of their Web Content  Management  product that was in the early stages of design and only 5% complete at the date of the  acquisition.  The cost to complete  the project was estimated at approximately $3.0 million to occur over a twelve-month period.  As of September  30, 2002 the Company has incurred  approximately  $1.9 million of research and development expenses related to the project.

We expect that competition for qualified technical  personnel,  while easing due to the global economic  slowdown in the short-term,  will remain intense and may result in higher levels of compensation expense for us in the future. We believe that research and development expenditures,  including compensation of technical personnel,  are essential to  maintaining  our  competitive  position and expect these costs will  continue  to  constitute  a  significant  percentage  of total revenue.

Selling, general and administrative: Selling, general and administrative expense consists primarily of salaries,  benefits,  sales commissions and other expenses related to the direct and in-direct sales force; various marketing expenses; the cost  of  other  market  development  programs;  personnel  costs  for  finance, information technology,  legal, human resources and general management;  and the cost of outside  professional  services.  Selling,  general  and  administrative expense  decreased to $39.8 million,  or 1% for the three months ended September
30, 2002 from $40.3 million for the three months ended  September 30, 2001,  and represented 48% and 50% of total revenues for these respective periods. Selling, general and  administrative  expense decreased to $121.6 million,  or 4% for the nine months  ended  September  30, 2002 from $127.1  million for the nine months ended  September 30, 2001,  and  represented  47% and 51% of total  revenues for these  respective  periods.  The decreases in 2002 were primarily due to reduced recruitment  and  advertising  expenses,  as well as  reduced  sales  commission expense.  The elimination of goodwill  amortization,  which was $751,000 for the three months ended September 30, 2001 and $2.3 million for the nine months ended
September 30, 2001,  also  contributed  to this decrease (see  "Amortization  of
Goodwill and Intangible Assets" below).

We expect operating expenses to remain at or slightly above these current levels for the near term.

Amortization of Goodwill and Identifiable Intangible Assets

In connection  with our  acquisition of certain assets from API on May 18, 2000, the  purchase  price  amount  allocated  to goodwill of $14.6  million was being amortized  over a useful life of five years and assembled  workforce of $386,000 was being amortized over a useful life of three years.  These amortization costs were  recorded  in  selling,  general  and  administrative  expense.  We  ceased amortizing  goodwill and  assembled  workforce as of the  beginning of the first quarter of 2002 in  compliance  with SFAS No. 142. In  contrast,  we  recognized
$751,000 of  amortization  expense in the three months ended  September 30, 2001 and $2.3 million of amortization  expense in the nine months ended September 30,
2001.  Assembled  workforce  no longer  meets  the  definition  of a  separately identified  intangible  asset under the  provisions  of SFAS No. 141,  "Business
Combinations,"  and the  unamortized  balance of $182,000  was  reclassified  as goodwill  at  January  1,  2002.  SFAS No.  142 is  effective  for new  business combinations  that occur  after June 30,  2001.  Accordingly,  goodwill  of $5.8 million  that  was  recorded  in  April  2002  in  connection  with  the  eGrail acquisition will not be amortized.  We had no indefinite life intangible  assets as of January 1, 2002. We will evaluate the carrying value of goodwill  annually or when  events or  circumstances  indicate  that  their  carrying  value may be impaired. In accordance with SFAS No. 142, we are required to perform a two-step transitional  impairment  review.  We completed the first step of this review by
June 30, 2002 with the determination of the fair value of our reporting units in order to identify whether the fair value of each reporting unit is less than its carrying amount.  In the event that the fair value of the reporting unit is less than the  carrying  amount,  the second  step of the test would be  required  to determine  if the  carrying  value of goodwill  exceeds the  implied  value.  We determined that we did not have a transitional  impairment of goodwill and as of
September 30, 2002, no impairment of goodwill has ben recognized.  Goodwill will be  tested  for  impairment  annually  on July 1st of each  year or  earlier  if indicators of potential  impairment  exist.  If estimates  change,  a materially different impairment conclusion could result.

Other Income, Net

Other income,  net consists  primarily of interest income earned on our cash and cash  equivalents,  short and long-term  investments,  and other items including foreign exchange gains and losses,  the gain (loss) on sale of fixed assets, and interest expense.  Other income, net was $1.0 million for the three months ended
September 30, 2002  compared to other income,  net of $1.7 million for the three months ended September 30, 2001. This decrease was primarily  related to reduced interest  income as a result of lower  interest  rates in 2002 compared to 2001.
Other income,  net for the nine months ended September 30, 2002 was $3.9 million compared to other  income,  net of $1.5  million for the  comparable  nine-month period in 2001.  This increase was  primarily  due to a one-time  charge of $4.0 million for a legal  settlement that was recorded in the second quarter of 2001.
Included  in other  income,  net in the second  quarter of 2002 is a net gain on foreign  exchange  of $1.1  million  related  to the  strengthening  of the euro against the U.S. dollar during the quarter.

Income Taxes

Our combined federal,  state and foreign annual effective tax rate for the three and nine  months  ended  September  30,  2002,  is 23%  compared  to 22% for the comparable  periods in 2001.  FileNET  management will continue weighing various factors  for the  remainder  of the year to  assess  the  recoverability  of its recorded  deferred assets and the need for any valuation  allowance against such amounts.  Any adjustment to the valuation  allowance  could affect the effective tax rate in subsequent quarters.

Liquidity and Capital Resources

At September 30, 2002,  combined cash, cash equivalents and investments  totaled
$176.3  million,  an increase of $4.1  million  from  December  31,  2001.  Cash provided by operating activities during the nine months ended September 30, 2002 totaled  $16.0  million  and  resulted  primarily  from an  increase in unearned maintenance  revenue related to prepaid  maintenance  contracts,  an increase in accrued  compensation and benefits,  net income, and additions to net income for
depreciation  and  amortization   expense,   offset  by  increases  in  accounts
receivable  and an  increase  in  prepaid  expenses.  Cash  used  for  investing activities  totaled  $28.7  million and included  capital  expenditures  of $8.6 million,  a $1.9 million note receivable  from an officer,  $9.4 million for the
eGrail acquisition,  and net purchases of marketable securities of $8.9 million.
Cash provided by financing  activities  totaled $2.6 million and was a result of proceeds  received  from the  exercise  of  employee  stock  options  and  stock purchases  under the employee  stock purchase plan offset by payments on capital lease  obligations.  Exchange rate changes  during the first nine months of 2002 provided an increase in cash of $4.1 million.

Accounts receivable  increased to $43.7 million at September 30, 2002 from $36.9 million at December 31, 2001. This increase is primarily a result of higher days
sales   outstanding  due  to  slightly  slower  overall   collections.   Current
liabilities  increased to $88.1 million at September 30, 2002 from $79.6 million at December  31,  2001  primarily  due to an  increase  in unearned  maintenance revenue from $31.0  million at December  31, 2001 to $40.0  million at September
30, 2002.  This  increase is  primarily  the result of the growth in our base of annual  support  contracts  resulting  from  new  customer  sales  and  sales of additional products to the existing base. Additionally,  a significant number of maintenance  contracts  renew  early  in the  year  and  are  amortized  ratably throughout  the year  resulting in the lower balance in unearned  maintenance by
December 31.

We have a $5.0 million  multi-currency  revolving line of credit available until
June 27, 2003.  Borrowings under the arrangement are unsecured and bear interest at one hundred and twenty-five  basis points over the London  Interbank  Offered
Rate. A standby letter of credit fee of one hundred and twenty five basis points per annum and a  commitment  fee of fifty basis  points is assessed  against any undrawn amounts. There were no borrowings outstanding against our line of credit at September 30, 2002.  We have been using the line of credit as collateral  for issuance  of letters of credit  valued at  approximately  $500,000 in Europe for certain  government sales contracts and a small number of vendor  contracts.  We are subject to certain financial covenants that include, but are not limited to, compliance  with specific  balance sheet ratios,  no two  consecutive  quarterly losses, an aggregate loan limit to the officers not to exceed $5.0 million,  and a capital expenditure limit under this line of credit. As of September 30, 2002, we were in compliance with all covenants.

Contractual cash obligations include third party license  agreements,  operating leases for our corporate offices,  sales offices,  development and manufacturing facilities,  and other equipment under non-cancelable  operating leases, some of which have renewal  options and generally  provide for  escalation of the annual rental amount.  The following table summarizes  future minimum payments required under these contractual obligations at September 30, 2002:

                                               (In thousands)
      2002 (remaining three months)               $    3,735
      2003                                            14,718
      2004                                            11,020
      2005                                             9,635
      2006                                             8,867
      Thereafter                                       1,993
      Total                                       $   49,968

Other  contractual  cash  obligations  include a short-term  capital  lease that expires  December 31, 2002 and has a remaining  cash  commitment  of $511,000 at
September 30, 2002.

We expect  capital  expenditures  to be slightly  above  current  levels for the remainder  of 2002.  We believe  that our present cash  balances  together  with internally  generated  funds and  credit  lines will be  sufficient  to meet our working  capital  and  capital  expenditure  needs for at least the next  twelve months.

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
Assembled  workforce no longer meets the  definition of a separately  identified intangible  asset under the provisions of SFAS No. 141,  Business  Combinations, and the unamortized  balance of $182,000 was reclassified as goodwill at January
1, 2002.  We ceased  amortizing  the goodwill  balance of $10.1 million from our
2000  acquisition of Applications  Partner Inc. as of January 1, 2002. We had no
indefinite life intangible assets as of January 1, 2002. In accordance with SFAS
No. 142, we are required to perform a two-step  transitional  impairment review.
We  completed  the  first  step of  this  review  by  June  30,  2002  with  the determination  of the fair  value of our  reporting  units in order to  identify whether the fair value of each reporting unit is less than its carrying  amount.
In the event that the fair value of the reporting unit is less than the carrying amount,  the  second  step of the test would be  required  to  determine  if the carrying value of goodwill  exceeds the implied value. We determined that we did not have a transitional  impairment of goodwill and as of September 30, 2002, no impairment  of  goodwill  has  been  recognized.  Goodwill  will be  tested  for impairment  annually  on July  1st of each  year or  earlier  if  indicators  of
potential   impairment  exist.  If  estimates  change,  a  materially  different impairment conclusion could result.

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
Revenue  and cost of revenue  for the three  months  ended  September  30,  2001 increased  by $512,000  and  increased by $1.7 million for the nine months ended
September  30,  2001.  Comparable  numbers for 2002 are not  available as out-of pocket expenses are characterized as revenue upon invoicing.

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

Environmental  Matters.  We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business

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
     o    project overruns associated with fixed price contracts;
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

The  markets in which we operate  are highly  competitive  and we cannot be sure that we will be able to continue to compete  effectively,  which could result in lost  market  share  and  reduced  revenue.  The  markets  we serve  are  highly competitive  and we  expect  competition  to  intensify.  Our  future  financial performance will depend primarily on the continued growth of the markets for our software  products  and  services  as well as the  purchase  of our  products by customers  in these  markets.  If the markets we serve fail to grow or grow more slowly than we currently  anticipate,  our  business,  financial  condition  and operating  results  would be harmed.  These  intensely  competitive  markets can change rapidly.  There are multiple  competitors of ours and there may be future competitors,  some  of  which  have or may  have  substantially  greater  sales, marketing, development and financial resources. As a consequence, our present or future  competitors  may be able to  develop  software  products  comparable  or superior  to those  offered by us,  offer  lower  priced  products or adapt more quickly than we do to new  technologies or evolving  customer  requirements.  In order to be successful in the future,  we must respond to technological  change,
customer   requirements   and  competitors'   current   software   products  and
innovations.  We  cannot  assure  that we will be able to  continue  to  compete effectively  in our target  markets or that future  competition  will not have a material  adverse  effect on our  business,  financial  condition  or results of operations.  In addition,  current and potential competitors have established or may establish  cooperative  relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets we serve.  Accordingly,  it is possible  that new  competitors  or alliances  among competitors may emerge and rapidly acquire  significant market share.  Increased competition  may result in price  reductions,  reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

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
EMC and Verity,  Inc.  Certain of these  agreements do not have minimum purchase requirements  and/or  are  cancelable  at will.  We  cannot  assure  that  these companies will not reduce or discontinue  their  relationships  with, or support of, FileNET and our products. Our failure to maintain these relationships, or to establish new  relationships in the future,  could harm our business,  financial condition and results of operations.

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

We must retain and attract key executives and personnel who are essential to our business,  which  could  result in  increased  personnel  expenses.  Our success depends to a  significant  degree upon the  continued  contributions  of our key management, as well as other marketing, technical and operational personnel. The loss of the services of one or more key employees could have a material  adverse effect on our operating results.  We also believe our future success will depend in large part upon our ability to attract and retain  additional  highly skilled management,  technical, marketing, product development and operational personnel and consultants. There is competition for such personnel;  particularly software developers,  professional service consultants and other technical personnel, and pay scales in the software  industry  have  significantly  increased.  We cannot assure that in the future we will be successful in attracting and retaining such personnel.

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

If our products contain errors we could incur unplanned expenses and delays that could result in reduced revenue, lower profits, and harmful publicity. Software, services and products as complex as those we sell are  susceptible  to errors or failures,  especially when first introduced or deployed.  Our software  products are often  intended  for use in  applications  that are critical to a customer's business.  As a result,  our customers may rely on the effective  performance of our  software  to a  greater  extent  than  the  market  for  software  products generally.  Despite  internal  testing  and  testing  by current  and  potential customers,  new  products  or  enhancements  may  contain  undetected  errors or performance problems that are discovered only after a product has been installed and used by  customers.  Errors or  performance  problems  could cause delays in product introduction and shipments or could require design modifications, either of which could lead to a loss in or delay of revenue. These problems could cause a diversion of development resources, harm our reputation or result in increased service or warranty  costs, or require the payment of monetary  damages,  any of which could harm our business,  operating results and financial condition. While our license agreements with customers  typically contain provisions  designed to limit our exposure to potential  product  liability  claims, it is possible that such  limitation of liability  provisions may not be effective under the laws of certain jurisdictions.

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

In recent months,  the stock market, in general,  has experienced  extreme price and volume  fluctuations  that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating  performance of the affected companies.  These market fluctuations may decrease the market price of our common stock in the future.

We depend on a single source for certain hardware components and revenue related to  these  products  could be at risk if we were  unable  to  obtain  inventory.
Certain  components  for the Company's  proprietary  12-inch OSARs are available only from a single  source.  Any  inability to obtain  components in the amounts needed on a timely basis could result in delays in product  shipments that could have an adverse  effect on the  Company's  operating  results.  The  Company has qualified 5 1/4-inch  optical storage and retrieval  devices from an alternative source  which could be utilized by the  Company's  customers in the event of any interruptions in the delivery of components for the Company's own OSAR product.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment  portfolio.  We have not used derivative financial instruments in our investment portfolio.  We place our investments with high-quality issuers and,  by  policy,  limit the amount of credit  exposure  to any one  issuer.  We protect  and  preserve  our  invested  funds by  limiting  default,  market  and reinvestment risk. Our investments in marketable securities consist primarily of high-grade  corporate and  government  securities  with  maturities of less than three years.  Investments purchased with an original maturity of three months or less are considered to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate  component of stockholders'  equity.  Average  maturity of our investment  portfolio is 4.5 months;  therefore  the  movement of interest  rates  should not have a material impact on our balance sheet or income statement.

The following table provides information about our cash and cash equivalents and our investment portfolio at September 30, 2002 (dollars in thousands):

                                                                  Weighted
                                                                   Average
    Portfolio                                   Balance              Yield
    Cash and Equivalents-Domestic            $   52,793               1.79%
    Cash and Equivalents-International           48,669               2.97%
    Short Term Municipals - Taxable               8,089               2.03%
    Commercial Paper                              2,996               1.93%
    Corporate                                     7,249               2.38%
    Governments/Agencies                         56,521               2.38%
      Total                                  $  176,317               2.37%

The contractual maturities of investments at September 30, 2002 are shown below.
Actual maturities may differ from contractual  maturities  because the issuer of the securities  may have the right to repurchase  such  securities.  The Company classifies short-term  investments in current assets as all such investments are available for current operations.

(In thousands)                                            Estimated
                                           Cost          Fair Value
Debt Securities
  Due in one year or less:
     Short-term munis-taxable       $     5,751       $      5,752
     Commercial paper                     2,996              2,996
     Corporate                            3,535              3,536
     Governments/Agencies                34,381             34,442
Due in one to three years:
     Taxable Munis                        2,334              2,337
     Commercial Paper                         -                  -
     Corporate                            3,699              3,714
     Government/Agencies                 22,054             22,078
 Total                              $    74,750       $     74,855

Foreign Currency Fluctuations and Inflation

Our performance  can be affected by changes in foreign  currency values relative to the U.S. dollar in relation to the Company's revenue and operating  expenses.
As of September 30, 2002, we had forward foreign exchange contracts  outstanding totaling  approximately  $14,590,485 in nine  currencies.  These  contracts were opened on the last business day of the quarter and mature within three months.

Cumulative other  comprehensive  loss decreased $5.2 million for the nine months ended September 30, 2002 due to unrealized  foreign currency  translation  gains resulting from the  strengthening of the euro against the U.S. dollar during the second quarter of 2002.

Management believes  that  inflation  has  not had a  significant  impact on the prices of our products, the cost of our materials,  or our operating results for the three and nine months ended September 30, 2002 and 2001.

Item 4.  Controls and Procedures

     (a)  We maintain  disclosure  controls and procedures  that are designed to ensure that information  required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods  specified in the SEC's rules and forms,  and that such  information is accumulated and  communicated to our  management,  including  our  Chief  Executive  Officer  and Chief
          Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure.  In  designing  and  evaluating  the  disclosure controls and procedures,  management  recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and
          management   necessarily   was  required  to  apply  its  judgment  in
          evaluating  the  cost-benefit  relationship  of possible  controls and procedures.

          Within 90 days prior to the date of this  report,  we  carried  out an evaluation,  under the supervision and with the  participation  of our management,  including our Chief Executive Officer and Chief Financial
          Officer,  of the  effectiveness  of the  design and  operation  of our disclosure controls and procedures.  Based on the foregoing, our Chief
          Executive  Officer  and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were effective.

     (b)  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly  affect our internal controls subsequent to the date of the evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

     (b)  Reports on Form 8-K
          On August 14, 2002, the Registrant filed a report on Form 8-K relating to the Registrant's Regulation FD Disclosure and Certifications of the
          Chief Executive Officer and Chief Financial Officer.

                                    SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                 FILENET CORPORATION

November 13, 2002
Date
                            By:   /s/  Sam M. Auriemma
                                 Sam M. Auriemma, Senior Vice President, Finance
                                 (Principal Financial and Accounting Officer)
                                 and Chief Financial Officer

                                  CERTIFICATION

I, Lee D. Roberts, Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FileNET Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
Date

                                          /s/ Lee D. Roberts
                                         Lee D. Roberts
                                         Chief Executive Officer

                                  CERTIFICATION

I, Sam M. Auriemma, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of FileNET Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002
Date

                                          /s/ Sam M. Auriemma
                                         Sam M. Auriemma
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

10.1.2*   Letter amendment  dated as of  April 5, 2002  and Third Amendment to Credit
          Agreement  (Multi-currency)  by and  between  the  Registrant  and  Bank of
          America,  N.A.,  dated as of June 28,  2002  (filed  as  Exhibit  10.1.2 to
          Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30,
          2002).

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

10.7*+    FileNET  Corporation  International  Employee Stock Purchase Plan (filed as
          Appendix C to Registrant's  Definitive Proxy Statement on Schedule 14A, for
          the Registrant's  2002 Annual Meeting of  Stockholders,  filed on April 18,
          2002).

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
          Registration No. 333-59274).

10.11*    Asset  Purchase  Agreement  dated  April  2,  2002  by  and   between  3565
          Acquisition  Corporation  and  eGrail,  Inc.  (filed  as  Exhibit  10.1  to
          Registrant's  Current Report on Form 8-K, filed on April 12, 2002). 10.12*+
          Secured Promissory Note between Registrant and Mr. Lee D Roberts dated June
          14, 2002 (filed as Exhibit 10.12 to Registrant's  Quarterly  Report on Form
          10-Q for the quarter ended June 30, 2002).

10.13*+   Option  Exchange  Agreement  between  Registrant and Mr. Ron L. Ercanbrack, dated May 22, 2002,  together with form of Incentive Stock Option Agreement and Grant Notice. (filed as Exhibit 10.13 to Registrant's  Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.14*+   The  2002  Incentive  Award  Plan,  as  approved  by   stockholders  at the
          Registrant's  Annual  Meeting on May 22, 2002,  together  with the forms of
          Incentive  Option  Agreement and  Non-Qualified  Stock Option Agreement for
          Independent  Directors  (filed as Exhibit 10.14 to  Registrant's  Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2002).

10.14.1+  Amended  Form of  2002  Incentive  Award Plan Incentive  Option  Agreement
          (with Notice of Grant of Stock Option).

10.14.2+  Amended  Form of 2002  Incentive  Award  Plan  Non-qualified  Stock Option
          Agreement for Independent Directors (with Notice of Grant of Stock Option).

    * Incorporated herein by reference
    + Management contract, compensatory plan or arrangement

                                                                 Exhibit 10.14.1

                                                            Effective as of 2002

                           2002 STOCK OPTION AGREEMENT

                              TERMS AND CONDITIONS

     These Terms and Conditions constitute a part of the Stock Option Agreement,
concerning   certain  Options  granted  by  FileNET   Corporation,   a  Delaware
corporation  hereinafter referred to as "Company," to the grantee of the Company
(or a  Subsidiary  of the  Company)  listed on the Notice of Grant,  hereinafter referred to as  "Optionee."  These Terms and  Conditions and the Notice of Grant
are collectively referred to as the "Agreement."

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

(iii) Optionee's  unauthorized use or disclosure of confidential  information or trade secrets of the Company or any Subsidiary.  The foregoing  definition shall not be deemed to be inclusive  of all acts or omissions  that the Company or any
Subsidiary  may  consider  as grounds  for the  dismissal  or  discharge  of any
Optionee.

                                   ARTICLE II.

                                 GRANT OF OPTION

Section 2.1.   Grant of Option

     Effective  as of the date set forth on the  Notice of  Grant,  the  Company irrevocably grants to the Optionee the option to purchase any part or all of the aggregate number of shares of its Common Stock set forth on the Notice of Grant, all upon the terms and conditions set forth in this Agreement (the "Option").

Section 2.2.   Purchase Price

     The purchase  price of the shares of Common Stock  covered by the Option is set forth on the  Notice of Grant,  and shall not be subject  to  commission  or other charge.

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

                                  ARTICLE III.

                            PERIOD OF EXERCISABILITY

Section 3.1.   Commencement of Exercisability

     The Option shall become exercisable in the time and manner set forth on the
Notice of Grant.  Except as otherwise may be provided by the  Administrator,  no portion of the Option that is  unexercisable  at Termination of Employment shall thereafter become exercisable.

Section 3.2.   Duration of Exercisability

     The  installments  provided  for in Section 3.1 are  cumulative.  Each such installment  that  becomes  exercisable  pursuant  to Section  3.1 shall  remain exercisable until it becomes unexercisable under Section 3.3.

Section 3.2.1. Expiration of Option

     Except  to the  extent  otherwise  set  forth in any  severance,  change in control or employment agreement (see section 5.8), if applicable, the Option may not be  exercised  to any  extent  by  anyone  after  the  first to occur of the following events:

     (a)  The expiration of ten (10) years from the date the Option was granted, as set forth on the Notice of Grant;

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

Section 3.3.   Special Tax Consequences

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

Section 3.4.   Acceleration of Option

     (a)  This  Option,  to the extent  outstanding  at the time of a  Corporate
          Transaction, but not otherwise fully exercisable,  shall automatically accelerate  so  that  this  Option  shall,  immediately  prior  to the effective date of the Corporate  Transaction,  become  exercisable for all of the Option Shares at the time subject to this Option and may be exercised for any or all of those Option Shares as fully-vested shares of Common Stock. No such acceleration of this Option,  however,  shall occur if and to the  extent  this  Option is, in  connection  with the
          Corporate Transaction:  (i) to be assumed by the successor corporation
          (or  parent  or  subsidiary  thereof)  or to  be  substituted  with  a comparable  right to purchase  or receive,  for each share of optioned stock  subject  to the  Option  immediately  prior  to  the  Corporate
          Transaction,   the  consideration   (whether  stock,  cash,  or  other
          securities  or  property)  received in the  Corporate  Transaction  by holders of Common Stock for each share held on the  effective  date of the transaction;  or (ii) to be replaced with a cash incentive program of the successor  corporation  which  preserves the spread existing on the Option shares at the time of the Corporate Transaction (the excess of the Fair  Market  Value of such Option  shares  over the  aggregate exercise price payable for those shares,  appropriately  adjusted) and provides for subsequent pay-out in accordance with the Option exercise schedule. The determination of Option comparability under clause shall be made by the Plan  Administrator,  and such  determination  shall be final, binding and conclusive.

     (b)  Immediately  following  the Corporate  Transaction,  this Option shall terminate and cease to be outstanding, except to the extent assumed or substituted  by the  successor  corporation  (or parent or  subsidiary thereof) in connection with the Corporate Transaction.

     (c)  If  this  Option  is  assumed  in   connection   with  the   Corporate
          Transaction,   then  this  Option  shall  be  appropriately  adjusted,
          immediately after such Corporate  Transaction,  to apply to the number of and class of  securities  which  would  have been  issuable  to the
          Optionee in consummation of such Corporate  Transaction had the Option been exercised  immediately prior to such Corporate  Transaction,  and appropriate  adjustments  shall  also be made to the  exercise  price;
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

Section 4.3.   Manner of Exercise

     The Option, or any exercisable portion thereof,  may be exercised solely by delivery to the  Secretary  of the Company or his or her  designee of all of the
following   prior  to  the  time  when  the  Option  or  such  portion   becomes
unexercisable under Section 3.3:

     (a)  A  notice  complying  with the  applicable  rules  established  by the
          Administrator  stating  that the  Option,  or a  portion  thereof,  is exercised;

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

     (d)  Full cash  payment to the Company for the shares with respect to which
          the  Option,   or  portion  thereof,   is  exercised.   However,   the
          Administrator may, in its discretion,  (i) allow a delay in payment up to 30 days from the date the Option, or portion thereof, is exercised;
          (ii) allow  payment,  in whole or in part,  through  the  delivery  of shares of Common  Stock which have been owned by the  Optionee  for at least six months,  duly  endorsed  for  transfer to the Company with a

          Fair  Market  Value on the  date of  delivery  equal to the  aggregate exercise price of the Option or exercised portion thereof; (iii) allow payment,  in whole or in part,  through  the  surrender  of  shares of
          Common Stock then  issuable  upon exercise of the Option having a Fair
          Market  Value on the date of Option  exercise  equal to the  aggregate exercise price of the Option or exercised portion thereof;  (iv) allow payment,  in whole  or in part,  through  a broker  cashless  exercise procedure whereby the Optionee delivers a notice that the Optionee has placed a market  sell  order with a broker  with  respect to shares of
          Common Stock then issuable  upon exercise of the Option,  and that the broker  has  been  directed  to pay a  sufficient  portion  of the net proceeds  of the sale to the  Company  in  satisfaction  of the Option exercise  price,  and payment of such  proceeds is made to the Company upon  settlement  of such  sale;  or (v)  allow  payment  through  any
          combination   of  the   consideration   provided   in  the   foregoing
          subparagraphs  (ii), (iii) and (iv). The Administrator may also permit other forms of payment in its  discretion  as  authorized by the Plan;
          and

     (e)  The receipt by the Company of full payment for such shares,  including payment of any applicable  withholding tax, which in the discretion of the  Administrator  may be in the  form of  consideration  used by the
          Optionee to pay for such shares under Section 4.3(d).

Section 4.4.   Conditions to Issuance of Stock Certificates.

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

     (c)  The  obtaining  of any approval or other  clearance  from any state or federal  governmental  agency which the  Administrator  shall,  in its absolute discretion, determine to be necessary or advisable; and

     (d)  The lapse of such reasonable  period of time following the exercise of the Option as the  Administrator  may establish  from time to time for reasons of administrative convenience.

Section 4.5    Rights as Stockholder

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

Section 5.4    Notices

     Any notice to be given  under the terms of this  Agreement  to the  Company shall be addressed to the Company in care of its Secretary, and any notice to be given to the  Optionee  shall be addressed to him at the address of record given on the Notice of Grant or to any updated address provided by the Optionee.  By a notice given pursuant to this Section 5.4, either party may hereafter  designate a different  address for notices to be given to him. Any notice that is required to be given to the Optionee shall, if the Optionee is then deceased, be given to the Optionee's  personal  representative if such  representative  has previously informed  the  Company of his status and  address by written  notice  under this
Section 5.4.

Section 5.5    Titles

     Titles are provided herein for  convenience  only and are not to serve as a basis for interpretation or construction of this Agreement.

Section 5.6    Construction

     This Agreement  shall be  administered,  interpreted and enforced under the laws of the State of California, without resort to that State's conflict-of-laws rules.

Section 5.7    Conformity to Securities Laws

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

Section 5.8    More Favorable Terms of Severance Programs Take Precedence

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

Section 5.9    Data Privacy

     As a  condition  of the  grant  of the  Option,  Optionee  consents  to the collection,  use,  processing and transfer of personal data as described in this paragraph. Optionee understands that the Company and its Affiliates hold certain personal  information about Optioneee,  including  Optionee's name, home address
and  telephone  number,   date  of  birth,  social  security  number  or  global
identification number, salary, nationality, job title, any shares of the Company stock or the  Company  positions  held,  details  of all  options  or any  other
entitlement  to  shares  awarded,  canceled,   exercised,  vested,  unvested  or
outstanding in Optionee's  favor, for the purpose of managing and  administering the Plan  ("Data").  Optionee  further  understands  that the Company and/or its
Affiliates will transfer Data amongst themselves as necessary for the purpose of implementation, administration and management of Optionee's participation in the
Plan,  and  that the  Company  and/or  any of its  Affiliates  may each  further transfer Data to any third parties assisting the Company in the  implementation, administration  and  management  of the Plan.  Optionee  understands  that these recipients may be located in the United States,  the European  Economic Area, or
elsewhere.  Optionee  authorizes  them to  receive,  possess,  use,  retain  and
transfer  the  Data,  in   electronic  or  other  form,   for  the  purposes  of
implementing,  administering and managing Optionee's  participation in the Plan,

including  any  requisite  transfer  of  such  Data as may be  required  for the administration  of the Plan and/or the subsequent  holding of shares of stock on
Optionee's  behalf to a broker or other third party with whom Optionee may elect to deposit any shares of stock  purchased under the Plan.  Optionee  understands that Optionee may, at any time, review Data, require any necessary amendments to it or withdraw the consents herein in writing by contacting the Secretary of the
Company.  Withdrawal  of consent  may,  however,  affect  Optionee's  ability to exercise or realize benefits from the Option.

                                                             FileNET Corporation
                                                                  ID: 95-3757924

                                        Form of Notice of Grant of Stock Options
                                                            and Option Agreement

Employee Name                                      Option Number:        xxxxxxx
Street Address                                     Plan:                 xxxxxxx
City, CA USA Zip Code

Effective_______________, you have been  granted  a(n) [Incentive/Non-Qualified]
Stock Option to buy _________ shares of  FileNET Corporation (the Company) stock at $____________ per share.

The total option price of the shares granted is $_______________.

Shares in each period will become fully vested on the date shown.

     Shares            Vest Type            Full Vest             Expiration

        xxx            xxxxxxxxx             xxxxxxxx               xxxxxxxx
        xxx            xxxxxxxxx             xxxxxxxx               xxxxxxxx

By your signature and the Company's  signature  below, you and the Company agree that these options are granted under and governed by the terms and conditions of the 2002 Incentive Award Plan and the Option Agreement, all of which are located on and may be accessed via FileNET's Intranet, now.

 FileNET Corporation                         Date

 Employee Name                               Date

                                                                   Date:
                                                                   Time:

                                                                 Exhibit 10.14.2

                                                            Effective as of 2002

                               FILENET CORPORATION
                    NON-QUALIFIED 2002 STOCK OPTION AGREEMENT
                            FOR INDEPENDENT DIRECTORS

                              TERMS AND CONDITIONS

     These Terms and Conditions constitute a part of the Stock Option Agreement,
concerning   certain  Options  granted  by  FileNET   Corporation,   a  Delaware
corporation  hereinafter  referred to as  "Corporation,"  to the director of the
Corporation  listed  on  the  Notice  of  Grant,   hereinafter  referred  to  as
"Optionee."  These Terms and Conditions and the Notice of Grant are collectively referred to as the "Agreement."

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

     1.   Grant of Option.   The  Corporation   hereby  irrevocable   grants  to
          Optionee,  as of the grant date  specifiedon  the Notice of Grant (the
          "Grant Date"), a Non-Qualified  Option to purchase up to the number of shares of the  Corporation's  Common Stock, par value $0.01 per share, specified on the Notice of Grant (the  "Option").  The exercise  price per share of Common  Stock  subject  to the Option is set forth on the
          Notice  of Grant,  which is the  average  of the high and low  selling price per share of Common Stock as of the Option Grant Date, and shall not be subject to commission or other charge.

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

     3.   Option Term and Exercise Period.

          (a)  The Option shall have a term of ten (10) years  measured from the
               Option  Grant  Date and  shall  accordingly  expire,  and  become unexercisable  at the close of business on the Option  expiration date  specified  on the  Notice  of  Grant,  subject  to  earlier termination in accordance with the following paragraph (b).

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

     7.   Manner of Exercising Option. All or a portion of an exercisable Option shall be deemed exercised upon delivery of all of the following to the
          Secretary of the Company or his or her designee:

          (a)  A notice complying with the applicable  rules  established by the
               Administrator  stating that the Option, or a portion thereof,  is exercised;

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

          (c)  In the event  that the  Option  shall be  exercised  pursuant  to
               Section  4 by any  person or  persons  other  than the  Optionee, appropriate  proof of the  right of such  person  or  persons  to exercise the Option;

          (d)  Full cash  payment to the Company for the shares with  respect to which the Option, or portion thereof, is exercised.  However, the
               Administrator may, in its discretion, (i) allow payment, in whole or in part,  through the delivery of shares of Common Stock which have been owned by the  Optionee  for at least six  months,  duly endorsed  for transfer to the Company with a Fair Market Value on the date of delivery equal to the aggregate exercise price of the
               Option or exercised portion thereof; (ii) allow payment, in whole or in part,  through the surrender of shares of Common Stock then issuable  upon  exercise of the Option having a Fair Market Value on the date of Option  exercise  equal to the aggregate  exercise price of the Option or  exercised  portion  thereof;  (iii) allow payment, in whole or in part, through the delivery of property of any kind which constitutes good and valuable consideration;  (iv)
               allow  payment,  in whole or in part,  through a broker  cashless exercise program whereby the Optionee  delivers a notice that the
               Optionee  has  placed  a market  sell  order  with a broker  with respect to shares of Common Stock then  issuable upon exercise of the  Option,  and that the  broker  has  been  directed  to pay a sufficient portion of the net proceeds of the sale to the Company in satisfaction  of the Option exercise price,  and such proceeds is then made to the Company upon  settlement of such sale; or (v)
               allow  payment  through  any  combination  of  the  consideration provided in the foregoing  subparagraphs.  The  Administrator may
               also  permit  other  forms  of  payment  in  its   discretion  as
               authorized by the Plan; and

          (e)  The  receipt by the  Company  of full  payment  for such  shares, including payment of any applicable withholding tax, which in the
               discretion   of  the   Administrator   may  be  in  the  form  of
               consideration  used by the  Optionee to pay for such shares under
               Section 7.

     8.   Conditions to Issuance of Stock Certificates. The Company shall not be required  to issue or deliver  any  certificate  or  certificates  for shares of stock  purchased  upon the exercise of any Option or portion thereof prior to fulfillment of all of the following conditions:

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
               and

          (d)  The  lapse  of  such  reasonable  period  of time  following  the exercise of the Option as the  Administrator  may establish  from time to time for reasons of administrative convenience.

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

     12.  Notices.  Any  notice  required  to  be  given  or  delivered  to  the
          Corporation  under the terms of this Agreement shall be in writing and addressed  to the  Corporation  at  its  principal  corporate  offices attention  Corporate  Secretary.  Any notice  required  to be given or delivered to Optionee shall be in writing and addressed to Optionee at the  address  of  record  indicated  on the  Notice of Grant or to any updated address  provided by the Optionee.  By a notice given pursuant to this Section 12, either party may  hereafter  designate a different address for notices to be given to him. Any notice that is required to be given to the Optionee shall,  if the Optionee is then deceased,  be given to the Optionee's personal representative if such representative has previously  informed the  Corporation of his status and address by written notice under this Section 12.

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

     16.  Data Privacy Consent.  As a  condition  of the  grant  of the  Option,
          Optionee consents to the collection,  use,  processing and transfer of personal  data as described in this  paragraph.  Optionee  understands that the Company and its Affiliates hold certain personal  information about Optioneee, including Optionee's name, home address and telephone number, date of birth, social security number or global identification number,  salary,  nationality,  job title,  any shares of the  Company stock or the  Company  positions  held,  details of all options or any other  entitlement to shares  awarded,  canceled,  exercised,  vested, unvested  or  outstanding  in  Optionee's  favor,  for the  purpose of
          managing  and  administering  the  Plan  ("Data").   Optionee  further
          understands  that the Company and/or its Affiliates will transfer Data amongst  themselves  as necessary  for the purpose of  implementation, administration and management of Optionee's participation in the Plan, and that the Company  and/or any of its  Affiliates  may each  further transfer  Data to any  third  parties  assisting  the  Company  in the implementation,  administration  and management of the Plan.  Optionee understands that these recipients may be located in the United States, the European Economic Area, or elsewhere.  Optionee authorizes them to receive,  possess, use, retain and transfer the Data, in electronic or other  form,  for the  purposes  of  implementing,  administering  and managing Optionee's participation in the Plan, including any requisite transfer of such Data as may be required for the administration of the
          Plan and/or the  subsequent  holding of shares of stock on  Optionee's behalf to a broker or other third party with whom  Optionee  may elect to deposit  any  shares of stock  purchased  under the Plan.  Optionee understands that Optionee may, at any time,  review Data,  require any necessary  amendments to it or withdraw the consents herein in writing by contacting the Secretary of the Company. Withdrawal of consent may, however,  affect  Optionee's  ability to exercise or realize  benefits from the Option.

                                                             FileNET Corporation
                                                                  ID: 95-3757924

                                        Form of Notice of Grant of Stock Options
                                                            and Option Agreement

Employee Name                                      Option Number:        xxxxxxx
Street Address                                     Plan:                 xxxxxxx
City, CA USA Zip Code

Effective_______________, you have been  granted  a(n) [Incentive/Non-Qualified]
Stock Option to buy _________ shares of  FileNET Corporation (the Company) stock at $____________ per share.

The total option price of the shares granted is $_______________.

Shares in each period will become fully vested on the date shown.

     Shares            Vest Type            Full Vest             Expiration

        xxx            xxxxxxxxx             xxxxxxxx               xxxxxxxx
        xxx            xxxxxxxxx             xxxxxxxx               xxxxxxxx

By your signature and the Company's  signature  below, you and the Company agree that these options are granted under and governed by the terms and conditions of the 2002 Incentive Award Plan and the Option Agreement, all of which are located on and may be accessed via FileNET's Intranet, now.

 FileNET Corporation                         Date

 Employee Name                               Date

                                                                   Date:
                                                                   Time:

