Form 10-K
period 2002-12-31
FILENET CORP
filed 2003-03-28
CIK 706015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

     [ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

     Indicate by check mark whether the  registrant is an  accelerated  filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934: Yes [x] No [ ]

     Based on the closing sale price as of June 28, 2002,  the aggregate  market value  of the  30,973,825  shares  of  common  stock of the  Registrant  held by non-affiliates of the Registrant on such day was  $449,120,463.  For purposes of such calculation,  only executive officers,  board members and beneficial owners of more than 10% of our  outstanding  common stock are deemed to be  affiliates.

     The  number of shares  outstanding  on the  Registrant's  common  stock was
35,964,015 at March 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, to be delivered in connection  with the  Registrant's  2003  Annual  Meeting of  Stockholders,  are
incorporated by reference into Part III of this Report.

                               FILENET CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
           Matters............................................................18
Item 6.  Selected Financial Data..............................................19
Item 7.  Management's Discussion and Analysis of Financial Condition and

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................34

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................35
Item 11.  Executive Compensation..............................................35
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.........................................35
Item 13.  Certain Relationships and Related Transactions......................35
Item 14.  Controls and Procedures.............................................35

                                     PART IV

Forward-Looking Statements

     In  addition to  historical  information,  this Annual  Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities
Litigation  Reform Act of 1995,  Section 21E of the  Securities  Exchange Act of
1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  These forward-looking statements involve risks and uncertainties, including those discussed herein and in the notes to our financial  statements  for the year ended December 31, 2002, certain sections of which are  incorporated  herein by reference as set forth in
Items 7 and 8 of this  report.  The actual  results  that we achieve  may differ materially  from any  forward-looking  statements,  which  reflect  management's opinions  only as of the date hereof.  We undertake no  obligation  to revise or
publicly  release  the  results  of  any  revisions  to  these   forward-looking
statements.  Readers should carefully review the section entitled "Risk Factors"
and other  documents we file from time to time with the  Securities and Exchange
Commission,  including our  Quarterly  Reports on Form 10-Q to be filed by us in
2003. Our business, financial condition,  operating results and prospects can be impacted by a number of factors, including but not limited to those set forth in the section  entitled  "Risk  Factors" and elsewhere in this report,  any one of which could cause our actual results to differ materially from recent results or from our anticipated future results.

                                     PART I

Item 1.  Business

General

     FileNet  Corporation  ("FileNet")  was  incorporated  on July 30, 1982.  We develop,  market,  sell and  support  a  software  platform  and  framework  for
Enterprise Content Management.  Enterprise Content Management, or ECM, refers to the broad  range of  functions  used by  organizations  of all types,  including businesses and governmental  agencies, to control and track the information,  or content,  that is  important  to the  organization's  operations,  whether  that information is used internally, such as sales data or product specifications, or externally,  such as  content  provided  to  customers  through a Web site.  The content our software  manages  includes Web pages,  word  processing  documents, spreadsheets,  HTML,  XML,  PDF,  document  images,  email  messages  and  other electronic content.  ECM also refers to processing,  communicating and gathering information  within the organization and from third parties,  such as processing payments or applications for services. Our software offers customers the ability to configure,  design, build and deploy ECM solutions to meet the needs of their particular  business or organization.  These solutions allow customers to manage content throughout their  organizations,  automate and streamline their business processes,  and provide the  broad-spectrum  of  connectivity  needed to support their critical and everyday decision-making.

     We operate  globally and sell our  products  and services to our  customers through a direct  sales force,  system  integrators,  resellers  and value added distributors.  We invest  significantly  in product  development  to improve our existing  products  and  to  increase  our  product  offerings.  We  also  offer professional  services for the  implementation of these software  solutions,  as well as 24 hours a day, 7 days a week  technical  support  and  services  to our customers on a global basis.

Available Information

     Our filings with the  Securities  and Exchange  Commission,  including  our
Annual Reports on Form 10-K,  Quarterly Reports on Form 10-Q, Current Reports on
Form 8-K and amendments to those  filings,  pursuant to Sections 13(a) and 15(d)
of the  Securities  Exchange  Act of  1934,  are  available  free of  charge  at
www.filenet.com,  when such reports are available at the Securities and Exchange
Commission Web site.

Fiscal 2002 Developments and Strategy

     During  fiscal 2002,  we focused our  development  efforts on enhancing and integrating the  capabilities  of our Panagon  platform,  Brightspire  eBusiness framework,  and Acenza  applications.  Also  during the year,  we  acquired  the technology  of eGrail,  Inc.  that  brought us advanced  Web Content  Management technology.  By combining  and  enhancing  the  foregoing  technologies  we have introduced  FileNet P8 to provide a unified platform and framework for ECM. This approach  is intended to offer our  customers  the ability to easily  configure, design,  build and deploy a variety of  enterprise-wide  ECM solutions to meet a broad range of content management needs within a single scalable framework.

     With the  introduction of the FileNet P8 ECM architecture in early 2003, we offer the following benefits:

        o  a single repository for all content types;
        o  unified object oriented Application Programming Interfaces to facilitate rapid application development;
        o  common user and management interface across the entire architecture;
        o  portal  integration to leverage a customer's existing application
           (BEA, IBM, Siebel,  SAP, Plumtree and
           Microsoft's Sharepoint integration will be provided);
        o  connectivity to customer enterprise applications via an Enterprise
           Application Integration capability and Virtual Content Management, which provides the ability to interact with external content and events;
           and
        o  enhanced Business Process Management capabilities including process simulation allowing customers to optimize business processes on a real-time basis.

     We  have  packaged  our ECM  capabilities  into  four  logical  FileNet  P8 suites/solutions that include the Business Process Manager, Content Manager, Web
Content  Manager and the Image  Manager.  Each of these ECM suites  emphasizes a different aspect of the ECM framework.  When our customers purchase a FileNet P8
solution  they  have  the  ability  to  add-on   additional   FileNet  P8  suite
capabilities to their existing FileNet P8 architecture as needed,  allowing them flexibility to acquire only the  functionality  they need. This deep integration allows  for a lower  total  cost of  ownership  by  reducing  support  costs and application development times.

     We  intend  to  continue  to  leverage  our  market  leadership,  expansive installed customer base, financial strengths,  strong development  capabilities, and  substantial  worldwide  distribution  and service network to deliver on our uniform platform strategy.  We also intend to continue our strategy of investing in product enhancements and introduction through new product  developments,  new partnerships, and strategic acquisitions.

Markets and Customers

     We believe the FileNet P8 architecture  offers our customers the ability to scale their ECM solutions to the  enterprise-level and offers the flexibility to manage demanding content challenges, complex business processes, and integration with an organization's existing systems. The FileNet P8 architecture is designed to provide our customers with a way to manage their  enterprise  content,  which can provide greater process control and consistency throughout the enterprise.

     Our customers  include Global 2000  organizations  and are typically  those enterprises and government agencies that have complex business processes that manage,  store, and share large volumes of digital content. As of
December 31, 2002,  our software has been licensed to more than 3,800  customers worldwide.

     Our software  solutions are effective for a variety of applications such as mortgage loan servicing,  customer  relationship  management,  insurance  claims processing,  regulatory compliance, accounts payable and receivable, and for any business operation that processes significant amounts of electronic  information or content in their day-to-day operations.  Additionally,  our software products can address ad hoc  business  processes  at the  enterprise,  departmental,  and workgroup levels to improve overall enterprise  productivity,  and can integrate with  industry-standard  productivity and enterprise  applications such as Lotus
Notes, Microsoft Office, SAP, Siebel, and others.

     We market our products in more than 90 countries around the world through a direct  sales force and through  our  ValueNet  business  partner  program.  The
ValueNet program brings together  value-added  resellers,  independent  software vendors,  system  integrators,  consultants  and service  providers to deliver a broad range of solutions and services to our customers  worldwide.  Further, our strategic  alliances  with other industry  leaders  contribute to our efforts in product development,  customer  satisfaction,  and worldwide market penetration.
More than 250 firms operate under the ValueNet  program and combine our software products  with  industry-specific,  value-added  services  and  applications  to provide turnkey ECM solutions for customers. Our ECM solutions are applicable in a wide  variety  of  industries.  Historically,  our key  vertical  markets  are insurance,  financial services, government,  manufacturing,  telecommunications, and utilities.

     Using  our  standard   software   products,   customers   generally   build
applications that address their particular needs. Very often these  applications can involve a significant  change in the way a customer  organization  operates.
Consequently,  our sales  cycle,  or the time from initial  customer  contact to completed  product  sale,  can be lengthy,  and our  quarterly  sales  typically include a mix of medium sized sales with a smaller  number of large  orders.  We typically  ship our products  within a short period of time after  acceptance of orders, which is common in the computer software industry.

     Our global  customer  support  operation  offers  software  maintenance and technical support services for our products  worldwide.  These technical support programs  offer a wide range of services  including the right to new versions of the majority of our software, extended phone support coverage, on-site technical consultants,  a technical account management program,  and software  development kit support.

     Our   professional   services   operation  offers  business  and  technical
consulting  services  and  training to both  end-users  for our  products and to
ValueNet partners on our standard software products. These professional services are marketed by our direct sales force and through the ValueNet business partner program,  with a focus on FileNet centric  enterprise system  implementation and the delivery of ECM applications.

Industry Segments and Geographic Information

     For the purposes of Statement of Financial  Accounting  Standards  ("SFAS")
No. 131,  "Disclosures About Segments of an Enterprise and Related Information,"
we  have  provided  a  breakdown  of our  sales,  operating  results  and  other information  using  the  management  approach  in  Note  16  of  the  "Notes  to
Consolidated  Financial  Statements"  under Item 8,  "Financial  Statements  and
Supplementary  Data." Using the management  approach,  our principle  reportable operating segments include Software, Customer Support, Professional Services and
Education,  and  Hardware.  A summary  of our sales by  geographic  location  is incorporated  herein by  reference  from Note 16 of the  "Notes to  Consolidated
Financial  Statements"  under Item 8,  "Financial  Statements and  Supplementary
Data."

Software Products and Solutions

FileNet P8

     Prior to the  introduction  of the FileNet P8  architecture we marketed our products  under the  discreet  brand  names  Panagon,  Brightspire,  and Acenza.
Additionally,  we acquired a Web Content Management product from eGrail, Inc. on
April 2, 2002.  We have  combined  these  discrete  brands and  products  into a uniform  architecture  known as FileNet P8. The FileNet P8  architecture  offers
enterprise-level   scalability  and  flexibility  to  handle  demanding  content challenges, complex business processes, and integration to existing systems that a customer  may have.  The  FileNet P8  architecture  provides a  framework  for functional  expansion to provide enhanced content and process  management across an enterprise.

     FileNet  P8  architecture,   a  standards-based,   enterprise   application
framework,  features  four  pre-packaged  suites,  each  emphasizing a different aspect of the ECM solution set, with  functions  grouped in a logical order that are  designed  to meet a  customer's  individual  ECM  needs.  Each suite can be implemented by a customer  individually,  but remains  expandable to include all
FileNet P8 ECM  capabilities  as may be  required.  FileNet  ECM  solutions  are designed to manage content;  allowing organizations to create, use, and activate that content in order to make  decisions  and bring control and  consistency  to business processes.

FileNet P8 Suites

Business Process Manager

     FileNet  Business  Process Manager is an ECM solution that we believe helps organizations  increase  process  performance,  reduce cycle times,  and improve productivity by managing the flow of work through automating,  streamlining, and optimizing complex processes associated with business operations. The operations of many businesses  involve gathering  information and making decisions based on that information,  and many of these decisions, or the steps leading up to them, can be automated to increase efficiency and create a more standardized  approach to these decisions  throughout the business  organization.  Examples of customer business  processes that may benefit from our Business  Process Manager solution include insurance  companies that have automated policy  underwriting  decisions and claims  processing,  financial  services companies that have streamlined the loan  origination  and servicing  processes,  and government  agencies that have automated case  management and tax processing  functions.  The Business  Process
Manager can provide an interface for gathering necessary  information and either make  decisions  based on automated  criteria or direct that  information to the appropriate decision-maker in an efficient and consistent basis. This product is standards based, flexible and can be customized to a wide range of industries.

Content Manager

     FileNet Content Manager is an ECM solution that combines content management with  workflow  processes to help  organizations  manage  complex  documents and control,  share, and access critical  business  information.  Content Manager is intended to assist with all steps in the content life cycle,  from  creation and tracking to storing and controlling access to relevant information. It activates content by allowing an organization to make content available to the right place at the right time - to support the business decision-making process at any level of the  organization.  The Content  Manager's  secure and  scalable  environment integrates directly with desktop and business applications so business users can collaborate on the creation and management of content,  while controlling access as necessary.

Web Content Manager

     FileNet Web Content  Manager is  designed to combine  easy-to-use  Web site development  capabilities with integrated process  capabilities for managing the creation,  approval  and  publication  of Web content and complex  documents  to multiple Web sites,  in multiple  formats,  and in multiple  languages.  The Web
Content  Manager allows  centralized  control of Web site content and appearance while  allowing  particular  content  to be  directly  created  and  updated  by organization  members  without  specialized  Web  expertise,  through the use of controlled  templates  and other tools.  Web Content  Manager can control  large amounts of dynamic Web content across  globally  distributed  sites and provides integrated  process  management  capabilities to help ensure secure and accurate
Web content publication.

Image Manager

     FileNet Image Manager is designed to be highly  scalable and provides rapid access for  end-users  to fixed  objects,  or content that is not intended to be modified, such as scanned documents, faxes, email and rich media. It is designed to securely and permanently store critical business  information in a robust and available  environment  to safeguard  critical  content from disaster and misuse while making it more accessible to thousands of users. Among other applications,
FileNet Image  Manager has been used by  organizations  such as municipal  court systems to scan, track and provide access to important case documents.

FileNet P8 Technology

     Each  of  the  FileNet  P8  Suites  takes   advantage  of  the  FileNet  P8
architecture,  which  includes  the  following  technology  for  aiding  in  the development of ECM solutions:

Content Engine  provides  software  services  for  managing   content  and other
business-related  data,  collectively  referred  to as  objects.  In addition to managing documents and any customer defined objects,  the Content Engine manages a broad range of  enterprise  content  including  workflow  definitions,  stored
searches,   publishing  templates,   entry  templates,  web  content  management
templates, analytics reports, and simulation scenarios.

Process Engine is the component for design, execution and tracking of processes.
It manages all  processes  and their  associations  with  documents,  data,  and lifecycle information residing in the Content Engine. It also tracks and records the  status  of  work in  progress.  The  Engine  drives  processes,  associates information, manages work-to-do, sends notifications,  sets milestones, provides
reporting  and  tracking   capabilities,   and  provides  the  most   up-to-date
information to all participants.

Enterprise Application Integration  provides  connectors for integrating process and  content  with  enterprise  applications.  In  addition,  FileNet  offers an optional EAI server  through an OEM  agreement for IBM  CrossWorlds  InterChange
Server,  Connectors,  and  Collaborations.  The  connectors  provided by FileNet provide  integration with enterprise  applications such as SAP R/3, Siebel,  and
Clarify as well as technologies such as XML, Web Service, JMS, and MQSeries.

FileNet P8 Workplace  is  an  end-user  application  that  provides a  Web-based interface  to  FileNet  P8. It is  designed  to allow  users to locate  business content,  initiate  new  transactions,  check status and track a wide variety of
processes  and  information   across  multiple  storage  locations  or  systems.
Customizable  and  platform  independent,  FileNet P8  Workplace  is designed to enable  employees,  partners and  customers to manage work  processes  through a simple interface.

Web  Content  Manager  ("WCM")  is an  application  that  provides  web  content management  capabilities  that leverage the core content and process  management capabilities provided in the platform.

Java2  Platform  Enterprise  Edition (J2EE)  Support  provides J2EE  application components  and  system  components  that  operate  in  J2EE  Platform  Products
(application  servers)  such as BEA  WebLogic  and IBM  WebSphere.  In addition,
FileNet  applications  leverage the J2EE  application  model to build multi-tier applications  that deliver the  scalability,  accessibility,  and  manageability required by enterprise applications.

Web Application Toolkit  provides a  framework  for developing web  applications that run in a J2EE  environment.  The  toolkit  is used by  several  FileNet  P8 applications,  including  Workplace,  Solution  Templates,  and the Web  Content
Manager.

Portal Integrations provide commonly required content and process  functionality within 3rd party  portal  products.  Initially,  FileNet is  providing  a portal integration for BEA WebLogic Portal.  Other portal product  integrations will be provided in the future.  However,  customers  and  partners can create their own portlets using FileNet's Java Application Programming  Interfaces.  In addition,
FileNet  distributes  the source  code for the  Portlets so that  customers  and partners can modify and extend the capabilities if desired.

Solution  Templates  are a set of  predefined  objects and  processes for use in developing industry specific solutions. Built on the FileNet P8 architecture,  a
Solution  Template  provides working code that can be configured and extended to build complete  applications.  A Solution Template is not a turnkey application;
rather,  it  can  be  thought  of as an  application  development  template.  By providing much of the application's  core  infrastructure,  it can significantly reduce the length of solution development and deployment cycle.

Initially,  FileNet is providing a Case Management Solution Template and Lending
Solution  Template.  The Case Management  Solution  Template  leverages the Case
Management Application Programming Interfaces to provide generic case processing functionality.  The Lending  Solution  Template uses the generic Case Management
Solution Template to implement a commercial lending template.

Stand-Alone Products

     In  addition  to the FileNet P8 product  suites and  development  tools the
following   FileNet  software   products  are  available  to  our  customers  as
stand-alone  products providing some of the functionality  available through the full FileNet P8  architecture,  and were  formally  available  under the Panagon and/or Brightspire brands.

FileNet eProcess Services is a Web  browser-based  process  management  product.
eProcess  Services  enables an  organization  to create and manage  high-volume, mission-critical automated business processes in a dynamic Web environment.  Our
Web-based user interface, built-in eProcess applications, Web server components, and XML  architecture  are  easy to use and  provide  scalable  connectivity  of business processes for employees, business partners, and customers.

FileNet Web Services combines a full-featured,  Web browser-based  client system that allows access to content without the need to locally  download  information or  content.  FileNet  Web  Services  also  combines a  comprehensive  Web-based application  development toolkit, and Web server components,  and is designed to support  complex  and  mission  critical  ECM and  Business  Process  Management activities.  This  application  provides  a complete  set of content  management functionality,  allowing users to check in, check out, search and browse, share, revise,  and change properties for content stored in a FileNet  repository,  all from a Web  browser.

FileNet Content Services is  a repository  for  creating,  accessing,  managing, securing,  and dynamically  updating electronic  documents and content.  Content
Services  is  designed to allow a business  to manage  enterprise  content  from creation, to secure delivery, to revision and re-use.

FileNet WorkFlo Services is FileNet's high-performance eProcess workflow engine.
WorkFlo  Services,  combined  with  eProcess  Services,  is  designed  to enable customers to automate and access  critical  business  processes  and  associated content.  WorkFlo Services can be used to create  applications  that reflect the
way  business   processes  are  performed   within  the  particular   customer's
organization,  and is a  critical  enabling  technology  for the  automation  of business  processes via the Web. It allows  organizations  to control and modify their work  processes to meet their evolving  needs,  and integrates the flow of information between software applications within a company's business processes.
WorkFlo Services supports multiple client,  server and applications  development environments, such as Java and COM, and integrates with leading business process re-engineering products for reduced implementation time.

FileNet Integrated Document Management ("IDM") Desktop  is  a  Microsoft Windows
client software  application  designed to allow users to view,  manage,  revise, share,  and  distribute  content  across  an  enterprise  for ad hoc or  mission critical use. IDM Desktop  allows users to manage  content  directly from within
Microsoft Office and Lotus Notes applications.

FileNet  Image  Services  is an  image  and  object  server  designed  to  allow businesses to manage the  high-speed  acquisition,  distribution,  and access of content and objects of all types.

FileNet Report Manager  is an  online  statement and report  management  system.
Report Manager is designed to allow organizations the ability to capture,  store and  access  legacy  print data  streams  within ECM  applications  by  storing, accessing,  mining,  and analyzing  computer-generated  reports,  statements and forms.

FileNet Capture  addresses  document and content  capture  needs.  Available in high-volume  Capture  Professional or small department Capture Desktop versions,
Capture is designed to acquire digital and paper-based  content into FileNet ECM repositories for enterprise-wide use and online access.

FileNet Document Warehouse  for  SAP  software is a document and data  archiving application  certified  by SAP,  designed  for use with  the SAP R/3  Enterprise
Resource Planning ("ERP") application suite.

FileNet ECM Applications

     Based on our FileNet P8 core  technologies,  FileNet ECM applications  help streamline  the business  processes  associated  with  acquiring  and  servicing customers and business  partners across the Web.  FileNet ECM  applications  can automate core front office and back-office business processes and systems,  make these business  processes  available  externally through the Web, and create and manage associated content using the latest FileNet P8 products and technology.

     The  FileNet  product  family  includes  the  following  ECM  applications, formerly known as Acenza eBusiness applications:

FileNet for Insurance is designed to enable  insurance  organizations to improve operational  efficiency and customer  service by delivering  Web-based  business process  management  solutions.  FileNet for Insurance can provide the following capabilities:  eliminates  or  reduces  filing  costs;  provides  efficient  and accurate  self-service that is customer friendly;  improves workers'  efficiency and utilization of their knowledge to reduce processing time and costs; improves customer satisfaction;  and supports the rapid deployment of Web-enabled claims,

underwriting   and  policy   administration   operations,   linking   customers,
agents/brokers, and employees in shared processes and content.

FileNet Payables  is  designed  to  streamline  the  accounts  payable  process, allowing  accounting  staff  to  handle  more  purchase  transactions.  Invoices presented in paper, fax or electronic form can be captured,  filed securely, and routed for data entry and approval automatically.  A Web interface allows status checking  and  approval of invoices to be deployed  cost-effectively  across the enterprise and to business partners.

Hardware

     We also  manufacture and market an Optical  Storage And Retrieval  ("OSAR")
library  product  based on 12-inch,  30 gigabyte,  optical disk  technology  for storage  management of business critical content.  Our core business focus is on software  solutions for the management of content,  and we would expect hardware sales to continue to decrease as a percentage of our total revenues.

Services, Support, and Manufacturing

     We operate service and support  organizations  on a global basis to provide both pre-sales and post-sales  services to ensure  successful  implementation of our products and customer satisfaction. Due to the highly customizable nature of our  products,  many  of our  product  sales  are  coupled  with  contracts  for continuing support services.

     Our  worldwide   Customer   Service  and  Support   organization   provides
comprehensive  support  capabilities  including  electronic and real-time  phone support and global call tracking for customers and partners on support programs.
Highly skilled and experienced  systems  engineers  deliver support  coverage on multiple platforms with 24-hour call handling. Our technical Web site offers the ability to open  cases,  search our  knowledge  base and review  related  status reports.

     Support  programs may be customized  and enhanced  with optional  fee-based services.  These options include after hours phone coverage,  on-site  technical consultants  to assist with  upgrades  and FileNet  product  installations,  and
FileNet  Software   Development  Kit  support  for  development  teams  building applications using our products.

     Our manufacturing facilities in Costa Mesa, California and Dublin, Ireland, conduct software manufacturing and distribution, localization, integration, test and quality control.

Professional Services and Education

Our  worldwide   professional   services   organization   provides   consulting,
development, architecture and other technical services to our licensed customers and training  services.  These services are provided through in-house  employees and through a network of qualified partners. Our worldwide professional services organization  understands the  requirements for implementing an ECM solution and offers a comprehensive methodology to install,  integrate,  customize and deploy
our  solutions.   These  services  range  from  the  management  of  large-scale implementations  of our  products  to  prepackaged  standard  services  such  as software installation.  Our educational curriculum includes training courses for end users,  application developers and system administrators through media-based and instructor-led training.

Research and Development

     We have made and expect to  continue  to make  substantial  investments  in research and development,  primarily  through internal  development  activities, third party  licensing  agreements  and  through  technology  acquisitions.  Our development  efforts  focus on our  unified  FileNet P8 ECM  architecture  as we continue to develop and improve a complete ECM capability to service all aspects of our customers'  business  content needs.  Additionally,  we license and embed third party software that enhances the  functionality  of our products through a variety of agreements  with the  producers of this  software.  Expenditures  for research and development were $71.7 million; $68.8 million and $57.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

     We expect to continue  to look for  technology  acquisitions  that offer us additional  product  know-how or domain  knowledge  where  appropriate  and will continue to embed in our products  third party products that enhance our product line. We intend to continue to invest significantly in internal development with a focus on developing new  functionality  in Enterprise  Content  Management and
Business  Process  Management  applications  that  provide a richer  competitive product offering to our customers.

     Our  future  success  depends,  in part,  on our  ability to execute on our strategy of offering a unified  platform and  framework for  Enterprise  Content
Management  that gains  customer  acceptance.  This  strategy  may require us to develop  and  maintain  relations  with  technology  partners.  If  we  fail  to successfully  execute on our integrated  product solution strategy or if we fail to maintain or establish  relationships with technology partners,  or if release dates of any future products or enhancements  are delayed,  or if these products or enhancements  fail to achieve market  acceptance when released,  our business operating  results and financial  condition could be materially  harmed.  In the past, we have  experienced  delays in the release dates of enhancements  and new releases  to our  products  and we  cannot  assure  that we will not  experience significant future delays in product introduction.  From time to time, either we
or  our  competitors  may  announce  new  software  products,   capabilities  or
technologies  that have the  potential  to replace or shorten the life cycles of our existing software products. We cannot assure that announcements of currently planned or other new software  products will not cause  customers to delay their purchasing decisions in anticipation of such software products,  and such delays could have a material adverse effect on our business and operating results.

Competition

     The market for our  products is highly  competitive  and  competition  will continue to  intensify.  We compete  with a large number of  Enterprise  Content
Management,  Web content  management,  business  process  management,  workflow, document  imaging,  and electronic  document  management  companies.  IBM is the largest  company that competes  directly with FileNet in the content and process management  market.  Documentum is a key  competitor  in the Content  Management
Market.  Numerous smaller software vendors also compete in each product area. We also experience  competition from systems integrators who configure hardware and software into customized systems.

     Large  infrastructure  vendors  such as Oracle  Corporation  and  Microsoft
Corporation  have  developed  products or plan to offer  products in the content management market. Software vendors such as Tibco Software,  Inc., Savvion, Inc.
and Pegasystems, Inc., each with a different core product foundation, have begun to approach the business process  management market from their individual market segments  and may  compete  more  intensely  with us in the  future.  It is also possible that new  competitors  or alliances  among  competitors  may emerge and rapidly acquire  significant  market share. We also expect that competition will increase as a result of software industry consolidations.

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

     Certain of our  competitors  and  potential  competitors  may have  greater resources,  larger sales and  marketing  teams,  broader  product lines and more experience  developing software than we do. Increased  competition may result in price  reductions,  reduced gross margins and loss of market share, any of which could have a material  adverse  effect on our business,  financial  condition or results of operations.

Trademarks

     FileNet,  WorkFlo Services,  ValueNet,  OSAR, Watermark,  Panagon,  Acenza,
Brightspire,  Document  Warehouse,  and  FileNet  Workgroup  are  trademarks  or registered  trademarks of FileNet  Corporation  that are referenced in this Form
10K. All other brands or product names are  trademarks or registered  trademarks of their respective companies.

Patents and Licenses

     As of December 31, 2002, we have four issued U.S.  patents and five pending
U.S. patent applications.  Our subsidiary, 3565 Acquisition LLC, has one pending
U.S.  patent  application.  We have  applied for and may in the future apply for patent protection in foreign countries.  We have also entered into non-exclusive license  arrangements with a number of organizations,  including IBM and Oracle, which  permit us and our  resellers  to grant  sublicenses  to  end-users of our systems to use software developed by these third party vendors.

Employees

     As of December 31, 2002 we had 1,705 full-time employees, of which 430 were employed in research and  development;  458 in sales;  83 in  marketing;  235 in education and professional  services; 252 in customer support; 80 in operations;
and 167 in administration.  No employees are represented by labor unions, and we have never  experienced a work stoppage.  We believe that we enjoy good employee relations.

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
        o  changes in foreign currency exchange rates;
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

     The  markets in which we operate  are highly  competitive  and we cannot be sure that we will be able to continue to compete effectively, which could result in lost  market  share and  reduced  revenue.  The  markets  we serve are highly competitive  and we  expect  competition  to  intensify.  Our  future  financial performance will depend primarily on the continued growth of the markets for our software  products  and  services  as well as the  purchase  of our  products by customers  in these  markets.  If the markets we serve fail to grow or grow more slowly than we currently  anticipate,  our  business,  financial  condition  and operating  results  would be harmed.  These  intensely  competitive  markets can change rapidly.  There are multiple  competitors of ours and there may be future competitors,  some  of  which  have or may  have  substantially  greater  sales, marketing, development and financial resources. As a consequence, our present or future  competitors  may be able to  develop  software  products  comparable  or superior  to those  offered by us,  offer  lower  priced  products or adapt more quickly than we do to new  technologies or evolving  customer  requirements.  In order to be successful in the future,  we must respond to technological  change,
customer   requirements   and  competitors'   current   software   products  and
innovations.  We  cannot  assure  that we will be able to  continue  to  compete effectively  in our target  markets or that future  competition  will not have a material  adverse  effect on our  business,  financial  condition  or results of operations.  In addition,  current and potential competitors have established or may establish  cooperative  relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets we serve.  Accordingly,  it is possible  that new  competitors  or alliances  among competitors may emerge and rapidly acquire  significant market share.  Increased competition  may result in price  reductions,  reduced gross margins and loss of market share that could result in reduced revenue.

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer  requirements.  Our future  success also  depends,  in part,  on our ability  to  execute  on our  strategy  of  developing  a unified  platform  and framework for Enterprise Content  Management.  This strategy requires us to make long-term  investments and commit significant  resources based on our prediction of new products and services that the market needs and will accept. Our strategy also requires us to develop and maintain relations with technology partners.  We may not be successful  in  maintaining  these  relationships  or in  developing, marketing  and  releasing  new  products or new  versions of our  products  that respond to technological  developments,  evolving industry standards or changing customer requirements.  We may also experience  difficulties that could delay or prevent the successful development,  introduction and sale of these products and enhancements.  In addition,  these products and  enhancements may not adequately meet the  requirements  of the  marketplace  and may not achieve any significant degree of market  acceptance.  If we fail to successfully  maintain or establish relationships  with technology  partners or to execute on our integrated product solution  strategy,  or if release dates of any future  products or enhancements are delayed, or if these products or enhancements fail to achieve our prediction of market acceptance when released, our business operating results and financial condition could be materially harmed. In the past, we have experienced delays in the release dates of enhancements and new releases to our products and we cannot assure  that we  will  not  experience  significant  future  delays  in  product introduction. From time to time, our competitors or we may announce new software products,  capabilities  or  technologies  that have the potential to replace or shorten the life cycles of our existing software products. We cannot assure that announcements of currently planned or other new software products will not cause customers to delay their  purchasing  decisions in anticipation of such software products, and such delays could have a material adverse effect on our sales.

     We must effectively manage our new product and services  transitions or our revenue may suffer.  If we do not make an  effective  transition  from  existing products  and  services to our P8  architecture,  our  revenue may be  seriously harmed.  Among the factors that make a smooth transition difficult are delays in development, variations in pricing, delays in customer purchases in anticipation of new  introductions  and customer  demand for the new  offerings.  If we incur delays in customer purchases or do not accurately estimate the market effects of new  introductions,  future demand for our products and services and our revenue may be seriously harmed.

     Protection of our  intellectual  property and other  proprietary  rights is limited, which could result in the use of our technology by competitors or other third parties. There is risk of third-party claims of infringement,  which could expose us to litigation and other costs.  Our success  depends,  in part, on our ability  to  protect  our  proprietary  rights to the  technologies  used in our principal products.  We rely on a combination of copyrights,  trademarks,  trade secrets,  patents,  confidentiality  procedures  and  contractual  provisions to protect our proprietary rights in our software  products.  We cannot assure that our existing or future copyrights,  trademarks,  trade secrets, patents or other intellectual  property rights will have sufficient  scope or strength to provide meaningful protection or a commercial advantage to us. In addition,  the laws of some foreign countries do not protect our proprietary rights to the same extent,

as do the laws of the United States.  Any inability to protect our  intellectual property may harm our business and competitive position.

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
Additionally,  significant  damages for past  infringement  could be assessed or future litigation relative to any such licenses or usage could occur. An adverse disposition of any claims or the advent of litigation  arising out of any claims of  infringement  could  result in  significant  costs or reduce our  ability to market any affected products.

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
Microsystems,  Inc., BEA, EMC and Verity,  Inc. Certain of these agreements have minimum purchase  requirements and/or require prepayments which usage is limited to a specific  timeframe while others do not have minimum purchase  requirements and/or are  cancelable at will. We cannot assure that these  companies  will not reduce or discontinue their  relationships  with, or support of, FileNet and our products.  Our failure to maintain  these  relationships,  or to  establish  new relationships in the future,  could harm our business,  financial  condition and results of operations.

     We  currently  license  certain  software  from  third  parties,  including software that is integrated with internally  developed  software and used in our products to perform key functions.  In the past, we have had difficulty renewing certain  licenses.  The failure to continue to  maintain  these  licenses  would prohibit us from  selling  certain  products.  We cannot  assure that such third parties  will  remain in  business,  that they will  continue  to support  their software  products or that their software products will continue to be available to us on  acceptable  terms.  The loss or  inability  to  maintain  any of these software  licenses  could result in shipment  delays or  reductions  in software shipments until equivalent software can be developed,  identified, licensed, and integrated.  In addition,  it is possible that as a  consequence  of a merger or
acquisition   transaction   involving  one  of  these  third  parties,   certain
restrictions could be imposed on our business that had not been imposed prior to the transaction. This could adversely affect our sales.

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

        o  political and economic instability;
        o  tariffs and trade barriers;
        o  varying technical standards;
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
        o  the possibility of difficulties in collecting accounts receivable; and
        o  longer accounts receivable cycles and financial instability among customers.

     Any of these factors could reduce the amount of revenue we realize from our international operations in the future.

     If our products contain errors we could incur unplanned expenses and delays that could result in reduced  revenue,  lower  profits,  and harmful  publicity.
Software, services and products, as complex as those we sell, are susceptible to errors or failures,  especially when first introduced or deployed.  Our software products  are often  intended  for use in  applications  that are  critical to a customer's  business.  As a  result,  our  customers  may rely on the  effective performance  of our  software to a greater  extent than the market for  software products  generally.  Despite  internal  testing  and  testing  by  current  and potential customers,  new products or enhancements may contain undetected errors or  performance  problems  that are  discovered  only  after a product  has been installed  and used by customers.  Errors or  performance  problems  could cause
delays  in  product   introduction   and  shipments  or  could  require   design
modifications,  either  of which  could  lead to a loss in or delay of  revenue.
These  problems  could  cause a diversion  of  development  resources,  harm our reputation  or result in  increased  service or warranty  costs,  or require the payment  of  monetary  damages.  While our  license  agreements  with  customers typically contain provisions designed to limit our exposure to potential product liability  claims,  it is possible that such limitation of liability  provisions may not be effective under the laws of certain jurisdictions.

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

     We depend on a single source for certain  hardware  components  and revenue related  to  these  products  could  be at  risk  if we were  unable  to  obtain inventory.  Certain components for the Company's  proprietary  12-inch OSARs are available only from a single source.  Any inability to obtain  components in the amounts  needed on a timely  basis could  result in delays in product  shipments that could have an adverse effect on the Company's  operating results.  However, the Company has  qualified  and is able to purchase and sell 5 1/4-inch  optical storage and retrieval devices from an alternative source which could be utilized by the Company's  customers in the event of any interruptions in the delivery of components for the Company's own OSAR product.

Item 2.  Properties

     We  currently  lease  336,000  square  feet  of  office,   development  and
manufacturing  space in Costa Mesa,  California and 91,000 square feet of office and  development  space in Kirkland,  Washington.  In addition,  we lease 24,500 square feet of office and manufacturing space in Dublin,  Ireland. We also lease sales and support offices in 29 locations in the United States,  18 locations in

Europe,  3 locations in  Australia,  2 locations  in Canada,  and 4 locations in
Asia.  We believe that the Costa Mesa,  Dublin and Kirkland  facilities  will be adequate for our anticipated development and manufacturing needs through 2003.

Item 3.  Legal Proceedings

     In the  normal  course of  business,  we are  subject to  ordinary  routine litigation  and claims  incidental to business.  While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of these matters will not have a materially  adverse effect on our  consolidated results of operations or financial conditions.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were  submitted to a vote of security  holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

     Our common stock is traded on the Nasdaq  National  Market under the symbol
"FILE".  The  following  are the high and low sale prices  from  January 1, 2001 through December 31, 2002, as reported by Nasdaq:

                                            High           Low
Year Ended December 31, 2002
   4th Quarter                           $ 14.23        $ 8.64
   3rd Quarter                             15.50         10.09
   2nd Quarter                             17.98         11.35
   1st Quarter                             23.10         16.01
Year ended December 31, 2001
   4th Quarter                           $ 21.41        $ 9.00
   3rd Quarter                             14.86          8.95
   2nd Quarter                             16.23          8.88
   1st Quarter                             29.13         12.75

     The closing price of our common stock at December 31, 2002 was $12.20.  The approximate  number of stockholders of record as of March 12, 2003 (record date for 2003 Annual  Meeting of  Stockholders)  was 518.  The  closing  price of our common stock on that date was $11.38.

     We have not paid any dividends on our common stock. We currently  intend to retain  earnings  for use in our  business  and do not  anticipate  paying  cash dividends  in  the  foreseeable  future.  We are  prohibited  from  paying  cash dividends under the terms of our line of credit agreement.

Item 6.  Selected Financial Data

     The following table summarizes  certain selected  financial data and should be read in conjunction with our consolidated  financial statements and the notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition
and Results of Operations.  The selected  consolidated  statements of operations and balance  sheet data as of and for each of the five years in the period ended
December 31, 2002 have been derived from our audited financial statements.

                                                                 (In thousands, except per share amounts)
Fiscal Years Ended December 31,            2002         2001          2000             1999          1998
Consolidated statements ofoperations data:
Revenue:
     Software                       $   132,508  $   119,014   $   204,872      $   183,316    $   171,239
     Service                            206,806      201,568       174,291          148,162        115,833
     Hardware                             7,703       14,028        21,199           16,630         23,886
            Total revenue               347,017      334,610       400,362          348,108        310,958
Cost of revenue:
     Cost of software revenue            10,565        7,522        14,643           16,986         16,901
     Cost of service revenue             89,016      102,292       101,976           86,377         69,825
     Cost of hardware revenue             5,995       10,211        13,559            9,078         13,489
            Total cost of revenue       105,576      120,025       130,178          112,441        100,215
     Gross profit                       241,441      214,585       270,184          235,667        210,743
Operating expenses:
     Research and development            71,735       68,838        57,914           54,307         50,132
     Selling, general and
     administrative                     163,765      169,505       164,941          157,730        161,105
     Restructuring and in-process
     research and development               400            -         2,984                -          2,000
         Total operating expenses       235,900      238,343       225,839          212,037        213,237
Operating income (loss)                   5,541      (23,758)       44,345           23,630         (2,494)
     Other income, net                    5,209        2,503         5,406            3,409          3,840
Income (loss) before income taxes        10,750      (21,255)       49,751           27,039          1,346
     Provision (benefit) for income
     taxes                                2,478       (4,633)       11,204            7,362            391
Net income (loss)                   $     8,272  $   (16,622)  $    38,547      $    19,677    $       955
Earnings (loss) per share:
       Basic                        $     0.23   $     (0.47)  $      1.13      $      0.61    $      0.03
       Diluted                      $     0.23   $     (0.47)  $      1.05      $      0.59    $      0.03

Weighted average shares outstanding:
       Basic                             35,590       35,117        34,155           32,125         31,827
       Diluted                           36,709       35,117        36,765           33,360         33,367
Consolidated balance sheet data:
 Working capital                    $   135,302  $   144,750   $   155,483      $   101,777    $    67,972
 Total assets                           328,036      301,639       324,093          243,398        206,822
 Stockholders' equity                   238,905      215,825       224,957          150,458        130,320

Note:  Service revenue and costs include both Customer  Support and Professional
Services and Education.  Certain  reclassifications  have been made to the prior years' selected financial data to conform to the current year's presentation. In
November 2001, the FASB announced  Emerging Issues Task Force ("EITF") Topic No.
D-103,  "Income  Statement   Characterization  of  Reimbursements  Received  for
Out-of-Pocket  Expense  Incurred." The EITF required  companies to  characterize reimbursements  received for out-of-pocket expenses as revenues in the statement of  operations.  Application  of this EITF required that  comparative  financial statements  for prior periods be  reclassified  to comply with the guidance.  We adopted this EITF as of January 1, 2002 and have  reclassified our prior-period, consolidated financial statements to conform to this EITF.

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

     The following  discussion  contains  forward-looking  statements within the meaning of the Private Securities  Litigation Reform Act of 1995, Section 21E of
the  Securities  Exchange  Act of  1934,  as  amended,  and  Section  27A of the
Securities Act of 1933, as amended,  and is subject to the safe harbors  created by those sections.  These forward-looking  statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those that may be anticipated  by such  forward-looking  statements,  which reflect  management's  opinions  only as of the date  hereof.  We  undertake  no obligation  to revise or publicly  release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors and various  disclosures  described in this document and in other  documents we file with the Securities and Exchange  Commission  that attempt to advise  interested parties of the risks and factors  that may affect our  business.  The  following discussion  should  be read  in  conjunction  with  the  Consolidated  Financial
Statements and Notes thereto  submitted as a separate  section of this Form 10-K
(Item 15).

Critical Accounting Policies and Estimates

     The consolidated financial statements of FileNet are prepared in conformity with accounting  principles  generally accepted in the United States of America.
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

     Revenue  Recognition.  FileNet  accounts  for the  licensing of software in accordance  with the  American  Institute  of  Certified  Accountants  ("AICPA")
Statement of Position  ("SOP") 97-2,  "Software  Revenue  Recognition." We enter into contracts for the sale of our products and services.  The majority of these contracts relates to single elements and contains standard terms and conditions.
However,  there are agreements  that contain  multiple  elements or non-standard terms and conditions. Contract interpretation is sometimes required to determine the  appropriate  accounting,  including how the price should be allocated among the deliverable elements and when to recognize revenue.

     Software license revenues  generated from sales through direct and indirect channels,  which do not contain multiple elements,  are recognized upon shipment of the  related  product,  if the  requirements  of SOP  97-2,  are met.  If the requirements of SOP 97-2, including evidence of an arrangement,  delivery, fixed or determinable fee,  collectibility or vendor specific evidence about the value of an element  are not met at the date of  shipment,  revenue is not  recognized until  these  elements  are known or  resolved.  Fees are deemed to be fixed and determinable for transactions  with a set price that is not subject to refund or adjustment  and  payment is due within 90 days from the invoice  date.  Software license revenue from channel  partners is recognized when the product is shipped and sale by the channel  partner to an end-user is confirmed.

     For  arrangements  with  multiple  elements,  we  allocate  revenue to each element of a transaction  based upon its fair value as determined in reliance on vendor specific objective evidence. This evidence of fair value for all elements of an arrangement is based on the normal pricing and  discounting  practices for those  products  and  services  when  sold  separately.  If  fair  value  of any undelivered element cannot be determined objectively, we defer the revenue until all elements are delivered, services have been performed or until fair value can objectively be determined.

     Customer  support  contracts  are  renewable on an annual basis and provide after-sale  support for our  software,  as well as software  upgrades  under the

Company's  right to new  versions  program,  on a  when-and-if-available  basis.
Revenue from post-contract  customer support is recognized ratably over the term of the arrangement, which is typically twelve months.

     Professional  services  revenue  consists of consulting and  implementation services provided to end users of our software products and technical consulting services provided to our resellers. The majority of these consulting engagements average  from  one to  three  months  and are  generally  not  essential  to the functionality  of the  software.  Revenue from these  services and from training classes is  recognized  as such  services  are  delivered  and  accepted  by the customer.  Fixed-price  consulting  contracts  are  the  exception  and  because estimates of costs  applicable  to these  contracts are  reasonably  dependable, revenue  is  recognized  using the  percentage-of  completion  method.  However, revenue  and  profit is subject  to  revision  as the  contract  progresses  and anticipated losses on fixed-price professional services contracts are recognized in the period when they become known.

     Allowance  for  Doubtful  Accounts  and  Sales  Returns.  We  evaluate  the creditworthiness  of our  customers  prior to order  fulfillment  and we perform ongoing  credit  evaluations  of our  customers to adjust credit limits based on payment  history and the  customer's  current  creditworthiness.  We  constantly monitor  collections  from our customers and maintain an allowance for estimated credit losses that is based on historical  experience  and on specific  customer collection  issues.  While  credit  losses  have  historically  been  within our expectations  and the  provisions  established in our financial  statements,  we cannot  guarantee that we will continue to experience the same credit loss rates that we  have  in the  past.  Since  our  revenue  recognition  policy  requires customers to be  creditworthy,  our accounts  receivable  are based on customers whose payment is reasonably  assured.  Our accounts  receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer  would have a material  adverse  impact  on our  consolidated  financial  position.  Based  on historical  experience,  we also  maintain  a  sales  return  allowance  for the estimated amount of potential  returns.  While product returns have historically been minimal and within our expectations  and the allowances  established by us, we cannot  guarantee  that we will continue to experience  the same return rates that we have in the past.

     The following table  represents the account  balances for these  provisions and  the  changes  for  each  of the  periods  presented.  Deductions  to  these provisions  are the result of customer bad debt  write-offs or product  returns.
Additions to the  provision  are based on  estimated  credit  losses  related to specific customer collection issues and are also based on historical experience.

                                                                                (In thousands)
                                                         Additions
                                         Balance at     Charged to                    Balance
                                          Beginning    Revenue and                     at End
                                          of Period       Expenses    Deductions    of Period
      Year ended December 31, 2002:
         Allowance for doubtful accounts
           and sales returns               $  3,567          1,752         1,087     $  4,232
      Year ended December 31, 2001:
         Allowance for doubtful accounts
           and sales returns               $  5,518          1,482         3,433     $  3,567
      Year ended December 31, 2000:
         Allowance for doubtful accounts
           and sales returns               $  4,542          2,280         1,304     $  5,518

     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial  reporting  purposes and the amounts used for income tax purposes.  We maintain a valuation  allowance against a portion of the deferred tax assets due to  uncertainty  regarding the future  realization  based on historical  taxable income,  projected  future  taxable  income,  and  the  expected  timing  of the reversals  of  existing  temporary  differences.  If we operate at a loss or are unable to  generate  sufficient  future  taxable  income we could be required to increase the valuation  allowance  against all or a  significant  portion of our deferred  tax  assets  which  would  result  in a  substantial  increase  to our effective  tax rate  and  could  result  in a  material  adverse  impact  on our consolidated operating results.

     Long-Lived Assets. In the first quarter of fiscal 2002, the Company adopted
Statement  of  Financial  Accounting  Standards  No.  144,  "Accounting  for the
Impairment or Disposal of  Long-Lived  Assets"  ("SFAS No.  144").  SFAS No. 144
establishes a single  accounting  model,  based on the framework  established in
Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of  Long-Lived  Assets and for  Long-Lived  Assets to Be Disposed Of"
("SFAS No. 121"), for long-lived  assets to be disposed of by sale, and resolves implementation  issues related to SFAS No. 121. The adoption of SFAS No. 144 did not have a material  impact on the  Company's  operating  results  or  financial position.

     Property, plant and equipment,  intangible assets, and capitalized software costs are recorded at cost less accumulated  depreciation or amortization.  They are amortized  using the  straight-line  method over  estimated  useful lives of three to six years.  The  determination of useful lives and whether or not these assets are impaired involves  judgment and are reviewed for impairment  whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.  We evaluate the carrying value of long-lived assets and certain identifiable  intangible  assets for  impairment of value based on  undiscounted future  cash  flows  resulting  from  the  use of the  asset  and  its  eventual disposition.  While we have not experienced  impairment of intangible  assets in prior  periods,  we cannot  guarantee  that there will not be  impairment in the future.

     Goodwill and Other Intangible  Assets.  Goodwill is recorded at cost and is not amortized.  In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other
Intangible Assets," which we adopted January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized,  but instead be tested for  impairment at least  annually and written down when impaired.  We periodically  evaluate whether events and  circumstances have  occurred  which  indicate  that the carrying  value of goodwill may not be recoverable.  In  accordance  with SFAS No. 142,  we were  required to perform a two-step  transitional  impairment  review.  We completed the first step of this review  by June  30,  2002  with  the  determination  of the  fair  value of our reporting  units in order to identify  whether the fair value of each  reporting unit was less than its carrying  amount as of January 1, 2002. In the event that the fair value of each  reporting  unit was less than the carrying  amount,  the second  step of the test was  required to  determine  if the  carrying  value of goodwill  exceeded  the  implied  value.  We  determined  that we did not have a transitional  impairment  of goodwill  because the fair value of each  reporting unit  exceeded its carrying  amount.  As of December 31, 2002,  no impairment of goodwill has been recognized. Goodwill will also be tested for impairment in the manner  described  above on July 1st of each year or  earlier if  indicators  of
potential   impairment  exist.  If  estimates  change,  a  materially  different impairment conclusion could result.

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

Overview

     FileNet  develops,  markets,  sells and  supports  a unified  platform  and framework for Enterprise Content Management,  or ECM, that delivers capabilities to our  customers  in a  tightly  integrated  and  synchronized  offering.  This approach offers our customers the ability to easily configure, design, build and deploy ECM software and solutions. We operate globally and sell our products and services to our  customers  through a direct  sales force,  system  integrators, resellers  and value  added  distributors.  We invest  significantly  in product development to improve our existing products and increase our product offerings.

     Our revenue growth depends on the overall demand for computer  software and
services   primarily  to  corporate  and  government   customers.   A  difficult
environment for Information Technology ("IT") sales that began in early 2001 and continued  through 2002 caused many  customers  to delay,  downsize or cancel IT projects,  resulting  in lower  demand  and a  reduction  in our  revenues  from software and hardware sales. We do not anticipate  market  conditions to improve significantly  in the near term.  Despite  the  unpredictability  of the current business  environment,  we remain  focused on our  strategy to provide a unified platform and framework for ECM solutions.

Results Of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:

                                              (As a percentage of total revenue)
       December 31,                               2002         2001        2000
       Revenue:
          Software                                38.2%        35.6%       51.2%
          Customer support                        43.2         39.6        27.5
          Professional services and education     16.4         20.6        16.0
          Hardware                                 2.2          4.2         5.3
             Total revenue                       100.0        100.0       100.0
       Cost of revenue:
          Software                                 3.1          2.2         3.7
          Customer support                        11.1         12.7        11.5
          Professional services and education     14.5         17.9        14.0
          Hardware                                 1.7          3.1         3.3
             Total cost of revenue                30.4         35.9        32.5
          Gross profit                            69.6         64.1        67.5
       Operating expenses:
          Research and development                20.7         20.6        14.5
          Selling, general and administrative     47.2         50.6        41.2
          In-process research and development      0.1          -           0.8
             Total operating expenses             68.0         71.2        56.5
       Operating income (loss)                     1.6         (7.1)       11.0
       Other income, net                           1.5          0.7         1.4
          Income (loss) before tax                 3.1%        (6.4)%      12.4%

Revenue

     Total  revenue  increased  to $347.0  million,  or 4% in 2002  from  $334.6 million in 2001. From 2000 to 2001, total revenue decreased from $400.4 million, or  16%.  The  increase  in  total  revenue  from  2001 to  2002  was  primarily attributable  to an increase in demand for our software  products as well as the growth in  customer  support  revenue  partially  offset  by lower  professional services and hardware  revenue as discussed below. The decrease in total revenue from 2000 to 2001 was  primarily  attributable  to lower  software  revenue as a result of unfavorable  economic conditions in 2001 resulting in decreased demand for our software  products  partially  offset by an increase in customer support and professional services revenues.

     Software.  Software  revenue  consists of fees earned from the licensing of our software products to customers. Software revenue increased to $132.5 million in 2002 from $119.0 million in 2001,  representing an increase of $13.5 million, or 11%. From 2000 to 2001,  software revenue decreased $85.9 million from $204.9 million,  or 42%.  The  increase  in  software  revenue  from  2001 to 2002  was primarily  due  to an  increase  in  demand  for  content  management  solutions primarily  attributable  to broader  product  offerings  in 2002  coupled with a slightly improved IT spending environment.  Additionally,  we were successful in increasing  software  revenues from our existing  customers as they expanded the use of our  products.  The decrease  from 2000 to 2001 was  primarily due to the significant global economic slowdown in the technology sector that resulted in a significant  reduction  in  the  amount  and  size  of  customer  orders.  Large enterprise  projects  were  eliminated  or  replaced  by smaller  projects as IT budgets were reduced and delayed in both 2001 and  continued in 2002.  We expect that the trend toward smaller projects will continue for the foreseeable  future and we do not anticipate  market  conditions will improve  significantly  in the near term.

     Customer  Support.  Customer  support  revenue  consists  of  revenue  from software  maintenance  contracts and "fee for service"  revenues and the sale of spare parts and supplies.  Customer support revenue  increased to $149.8 million in 2002 from $132.4 million in 2001,  representing an increase of $17.5 million, or 13%. From 2000 to 2001,  customer support revenue  increased by $22.1 million from $110.3 million, or 20%. These increases in customer support revenue reflect an increase in the overall customer  installed base combined with a high rate of renewal in the existing customer base. Customer support revenue grew more slowly in 2002  compared  to the  growth  rate in 2001  as a  result  of the  decreased software revenue in 2001 and 2002. A prolonged  economic  slowdown will continue to affect the growth rate of customer  support revenue as this revenue stream is directly related to software revenue fluctuations over time.

     Professional  Services and Education.  Professional  services and education revenue is generated  primarily from consulting and  implementation  services on our standard products provided to end users of our software products,  technical
consulting   services   provided  to  our  resellers   and  training   services.
Professional  services are  generally  performed  on a time and material  basis.
Professional  services and education  revenue decreased to $57.0 million in 2002 from $69.2 million in 2001,  representing a decrease of $12.2  million,  or 18%.
From 2000 to 2001 professional  services and education revenue increased by $5.2 million from $64.0 million,  or 8%. The decrease from 2001 to 2002 is reflective of the economic slow down,  particularly  in North  America,  which  resulted in fewer and smaller consulting  engagements and increased pricing  pressures.  The increase from 2000 to 2001 was primarily  attributable  to an increase in custom development  projects that carried over from 2000,  and to a lesser  extent,  an increase  in  sales  of  prepackaged  service  offerings,  which  included  both consulting and training.  A prolonged economic slowdown that causes companies to delay spending on technology  projects will continue to negatively  impact these revenues.

     Hardware.  Hardware  revenue is  generated  primarily  from the sale of our
12-inch OSAR libraries.  Hardware revenue decreased to $7.7 million in 2002 from
$14.0 million in 2001,  representing  a decrease of $6.3  million,  or 45%. From
2000 to 2001 hardware revenue  decreased by $7.2 million from $21.2 million,  or
34%. The decline in hardware  revenue  reflects that hardware is not a strategic focus for us and we expect hardware revenue to continue to decrease as a percent of total revenue and in absolute dollars.

     International.  International  revenues accounted for 26% of total revenue, or $90.0 million,  in 2002, 25% of total revenue, or $82.9 million, in 2001, and
28% of total  revenue,  or $110.1  million,  in 2000.  The  increase in absolute dollars  in 2002 as  compared  to 2001  resulted  primarily  from  increases  in software  revenue and  customer  support  revenue  related to an increase in the overall  customer  base and a high rate of  renewal.  The  decrease  in absolute dollars in 2001 as compared to 2000 was  primarily  the result of a  significant reduction  in the amount  and size of  customer  orders in Europe and Asia,  our largest international markets, due to a major slowdown in IT spending. We expect international revenue to continue to represent a significant percentage of total revenue. However,  international revenues will be adversely affected if the U.S.
dollar strengthens against certain major international currencies or if economic conditions remain weak.

Cost of Revenue

     Total cost of revenue  decreased  to $105.6  million in 2002,  from  $120.0 million in 2001,  representing a decrease of $14.4 million, or 12%. From 2000 to
2001 total cost of revenue  decreased  by $10.2  million,  or 8%.  Total cost of revenue  decreased  from  2001 to 2002  primarily  due to  reduced  costs in the service  organizations  and the  hardware  component  as  discussed  below.  The decrease in total cost of revenue from 2000 to 2001 is primarily attributable to lower software and hardware costs that can be directly related to lower software and hardware  revenue,  as well as the  discontinuation  of certain  third-party embedded products.

     Software.  Cost of  software  revenue  includes  royalties  paid  to  third parties,  amortization  of acquired  technology,  media  costs,  and the cost to manufacture  and  distribute  software.  The cost of software  revenue was $10.6 million in 2002,  $7.5 million in 2001 and $14.6  million in 2000,  representing
8%,  6% and 7% of  software  revenue,  respectively.  The  increase  in  cost of software  revenue for 2002  compared to 2001 is  primarily  the result of a 129%
increase  in  royalty  costs due to  increased  utilization  of new third  party software products in 2002 and the amortization of acquired technology (resulting from the eGrail acquisition in April 2002)  which was $511,000 for 2002 compared to none in 2001. Cost of software revenue  decreased from 2000 to 2001 resulting from a 69% reduction in royalty cost due to the discontinuation of certain third party products  along with a decrease in royalty costs  directly  related to the decrease in revenue.  Going  forward we anticipate  cost of software  revenue to remain  comparable  to current  levels or  increase  slightly  as we continue to integrate third-party technology with our products.

     Customer  Support.  Cost of customer  support revenue  includes the cost of
customer  support  personnel,   supplies  and  spare  parts,  and  the  cost  of
third-party hardware maintenance. The cost of customer support revenue was $38.6 million in 2002,  $42.4 million in 2001 and $45.9 million in 2000,  representing
26%, 32%, and 42% of customer  support revenue,  respectively.  Efficiency gains and  headcount  reductions  in 2001  contributed  to the  overall  reduction  in customer  support  costs in 2002 as compared to 2001.  The decrease in 2001 from
2000 was primarily  attributable to a 58% reduction in variable compensation and personnel  costs as well as cost  reduction  benefits from process  improvements initiated in 2000.  Workforce  reductions in 2001 resulted in severance costs of
$897,000  that were  absorbed  by the  benefit  of  ongoing  reduced  salary and personnel  expenses for 2001 and future periods.  Due to increased  productivity and controls over  headcount we expect to maintain these cost  efficiencies  for the near future.

     Professional  Services and  Education.  Cost of  professional  services and education  revenue  consists  primarily  of the costs of  professional  services
personnel,   training  personnel,  and  third-party  contractors.  The  cost  of professional  services and education  revenue was $50.4  million in 2002,  $59.9 million in 2001 and $56.1  million  in 2000,  representing  89%,  87% and 88% of professional  services and education revenue,  respectively.  Lower professional services  and  education  revenue in 2002  resulted  in lower  costs in absolute dollars  compared  to  2001  primarily  due to a 38%  reduction  in  the  use of third-party independent consultants,  as well as 30% lower variable compensation expense  in  2002.  The  increase  in  absolute  dollars  from  2000 to 2001 was primarily  due to an increase of 16% in  personnel  costs as a result of average headcount  increases  along  with  a 17%  increase  in the  use  of  third-party independent  contractors who were needed to complete  development  projects that carried  over from 2000.  Additionally,  we  recorded a charge of  approximately
$293,000 for severance  payments in 2001.  Expressed as a percentage of revenue, costs  were  essentially  unchanged  from 2000 to 2001.  We expect  professional services  and  education  costs as a  percentage  of  professional  services and education  revenue to vary from period to period  depending  on the  utilization rates of internal  resources and the mix between  internal and external  service providers.

     Hardware. Cost of hardware revenue includes the cost of assembling our OSAR library products, the cost of hardware integration personnel, warranty costs and distribution costs. The cost of hardware revenue was $6.0 million in 2002, $10.2 million in 2001 and $13.6  million  in 2000,  representing  78%,  73% and 64% of hardware revenue,  respectively.  The year-to-year decreases in absolute dollars are directly related to decreased  hardware revenue.  Hardware cost as a percent of hardware  revenue has not decreased  proportionally  because fixed costs have not decreased at the same rate as hardware revenue.

Operating Expenses

     Research  and  Development.   Research  and  development  expense  consists
primarily of personnel  costs for software  developers,  third party  contracted development  efforts and related  facilities  costs.  Research  and  development expense was $71.7  million in 2002,  $68.8  million in 2001 and $57.9 million in
2000,  representing  21%,  21%  and  15% of  total  revenue,  respectively.  The acquisition  of eGrail in 2002  accounted  for the  majority of the $2.9 million increase in research and development expenses from 2001 to 2002 primarily due to additional facility and headcount expenses. The increase in expense from 2000 to
2001 was primarily due to the  initiation  of extensive  development  efforts to enhance  existing  products with new  capabilities  and to develop new products.
This initiation resulted in a 15% increase in compensation expense primarily due to increased  numbers of personnel from 400 in fiscal 2000 to 425 in fiscal 2001 as well  as a 35%  increase  in  consulting  costs  due to the  expanded  use of contractors.  Also  included  in the 2001 costs  were a  one-time  bonus of $2.0 million related to the Application  Partners,  Incorporated  ("API") acquisition and severance costs of approximately $331,000.

     Our  research  and  development  efforts are focused on providing a unified
platform  and  framework  for  Enterprise   Content   Management   that  deliver
capabilities to our customers in a tightly integrated and synchronized offering.
This  approach  offers our customers  the ability to easily  configure,  design, build and deploy ECM solutions.  These efforts focus on improvements in Business
Process Management,  Content  Management,  Web Content Management and associated applications to provide a richer product offering to our customers. We intend to continue to complement  internal  development  with third party software through
OEM agreements and may execute  additional  technology  acquisitions such as our
eGrail acquisition that took place in April 2002.

     New product  development  underway at eGrail at the time of the acquisition included the next generation of their Web Content Management product that was in the early stages of design and only 5% complete at the date of the  acquisition.
The cost to complete the project was estimated at approximately  $3.0 million to occur over a  twelve-month  period.  As of December  31, 2002 the project is 75%
complete and the Company has incurred approximately $2.9 million of research and development  expenses  related to the project.  The revised estimate to complete the project  within the  estimated  timeframe is an  additional  $1.0 million in costs.

     We intend to continue to invest  significantly  in  internal  research  and development. We expect that competition for qualified technical personnel, while easing  due to the global  economic  slowdown  in the  short-term,  will  remain intense and may result in higher  levels of  compensation  expense for us in the future.  We  believe  that  research  and  development  expenditures,  including
compensation   of  technical   personnel,   are  essential  to  maintaining  our
competitive  position  and  expect  these  costs to  continue  to  constitute  a significant percentage of total revenue in future periods.

     Selling,  General and Administrative.  Selling,  general and administrative expense consists  primarily of salaries,  benefits,  sales commissions and other expenses  related to the direct and  indirect  sales force;  personnel  cost for
marketing  and  market  development  programs;   personnel  costs  for  finance,
information technology,  legal, human resources and general management;  and the cost of outside  professional  services.  Selling,  general  and  administrative expense was $163.8 million in 2002, $169.5 million in 2001 and $164.9 million in
2000.  Selling,  general and  administrative  expense,  as a percentage of total revenue,  was 47% in 2002, 51% in 2001 and 41% in 2000. The decrease in absolute dollars from 2001 to 2002 was primarily  due to a 54%  reduction in  recruitment expenses,  as well as a 10% reduction in sales commission  expense.  The largest expense  reduction  was the  elimination  of goodwill  and  assembled  workforce amortization  in 2002,  which was $3.0 million in 2001 and $1.8 million in 2000.
We ceased amortizing goodwill and assembled workforce as of the beginning of the first quarter of 2002 in compliance  with SFAS No. 142.  Assembled  workforce no longer meets the definition of a separately  identified  intangible  asset under the provisions of SFAS No. 141,  "Business  Combinations,"  and the  unamortized balance of $182,000 at December 31, 2001 was reclassified as goodwill at January
1, 2002. The increase in absolute dollars in 2001 from 2000 was primarily due to overall increased expenses  associated with the expansion of sales and marketing for new product launch  programs,  a 19% increase in  depreciation  expense from capitalized software systems, and a 120% increase in legal fees.

     Charges  in  2001  for  severance  of $2.9  million  related  to  workforce reductions and $218,000 for facility  consolidation  costs,  primarily in sales, also  contributed to the increase in 2001 from 2000.  However,  these  workforce reductions and facility  consolidations  led to reduced costs in 2002. We expect to maintain expense controls over selling,  general and administrative  costs in
2003.  Accordingly,  these costs during 2003 should remain relatively consistent with 2002 as a percentage of sales.

     Purchased  In-Process  Research and Development.  Based upon an independent third-party appraisal determined through established valuation techniques in the high-tech  industry,  we  allocated  approximately  $3.0  million to  in-process research and  development in connection with our purchase of certain assets from
API in May 2000. The in-process  research and development  expenses were related to  new  product  projects  that  were  under  development  at the  date  of the acquisition and were expected to eventually lead to new products but had not yet established  feasibility and for which no future alternative use was identified.
The valuation of the in-process research and development projects was based upon the  discounted  expected  future  net cash  flows of the  products  over  their expected life,  reflecting  the estimated  percent of completion of the projects and an estimate of the costs to complete the projects.  New product  development projects  underway at API at the time of the  acquisition  included  Sequis,  an
eService  application  that we  estimated  to be 88% complete at the date of the acquisition.  The cost to complete the project was  estimated  at  approximately
$300,000 to occur over a three-month period. We incurred  approximately $356,000 of  research  and  development  expenses  related to the  project  that was 100%
complete as of September 30, 2000.

     Our  eGrail  acquisition  in  April  2002 of  certain  assets  and  certain liabilities  resulted in an allocation  of $400,000 to  in-process  research and
development.   The  allocation  was  determined  through  established  valuation techniques  in  the  high-technology  industry  by  an  independent  third-party appraiser.  In-process  research and development  was expensed upon  acquisition because  technological  feasibility  had  not  been  established  and no  future alternative uses existed. New product development underway at eGrail at the time of the acquisition  included the next generation of their Web Content Management product  that was in the early stages of design and only 5% complete at the date of  the  acquisition.  The  cost  to  complete  the  project  was  estimated  at approximately  $3.0 million to occur over a twelve-month  period. As of December
31, 2002 the project was 75% complete and the Company has incurred approximately
$2.9 million of research and development  expenses  related to the project.  The revised  estimate to complete the project  within the estimated  timeframe is an additional $1.0 million in cost.

     Amortization  of Goodwill.  In connection  with our  acquisition of certain assets from API on May 18, 2000, the purchase price amount allocated to goodwill of $14.6 million was being amortized in operating expenses over a useful life of five years and assembled workforce of $386,000 was being amortized over a useful life of three years. We ceased amortizing goodwill and assembled workforce as of
January 1, 2002 as a result of the adoption of SFAS No. 142. Assembled workforce no longer meets the definition of a separately identified intangible asset under the provisions of SFAS No. 141,  "Business  Combinations,"  and the  unamortized balance of $182,000 at December 31, 2001 was reclassified as goodwill at January
1, 2002. SFAS No. 142 was also effective for business combinations that occurred after June 30, 2001. Accordingly,  goodwill of $5.8 million that was recorded in
April 2002 in connection with the eGrail acquisition is not amortized. We had no indefinite  life  intangible  assets as of January 1, 2002.  We are  required to evaluate the carrying value of goodwill annually or when events or circumstances indicate that their carrying value may be impaired.  In accordance with SFAS No.
142, we were required to perform a two-step  transitional  impairment review. We completed the first step of this review by June 30, 2002 with the  determination of the fair value of our reporting  units in order to identify  whether the fair value of each reporting unit was less than its carrying  amount as of January 1,
2002. In the event that the fair value of each  reporting unit was less than the carrying  amount,  the second step of the test was  required to determine if the carrying value of goodwill exceeded the implied value. We determined that we did not have a  transitional  impairment of goodwill  because the fair value of each reporting unit exceeded its carrying amount. There was no impairment of goodwill at December 31, 2002.  Goodwill will also be tested for impairment in the manner described  above on July 1st of each year or earlier if  indicators of potential impairment  exist.  If  estimates  change,  a  materially  different  impairment conclusion could result.

     Amortization of Purchased  Intangible Assets.  Acquired  technology of $3.3 million  and patents of $24,000  were  included  in our  acquisition  of eGrail.
Acquired  technology  is being  amortized  over a useful  life of five years and patents  are  being  amortized  over a useful  life of two  years.  Amortization expense for  purchased  intangible  assets was  $523,400 for 2002. We determined that these assets were not impaired at December 31, 2002.

     Interest,  Other  Income and  Expenses,  Net.  Other  income,  net consists primarily of interest income earned on our cash and cash equivalents,  short and long-term  investments,  and other items  including  foreign  exchange gains and losses,  and interest  expense.  Other income,  net of other expenses,  was $5.2 million in 2002,  $2.5 million in 2001 and $5.4 million in 2000. The increase in
2002 from 2001 was primarily attributable to a net foreign exchange gain of $1.5 million for 2002 when compared to none for 2001 due to a  significant  weakening of the dollar against the Euro in 2002. This was offset by lower interest income of $4.1 million in 2002 compared to $6.2 million in 2001.  The weighted  average interest  rate earned on cash,  cash  equivalents  and  investments  during 2002 decreased  to 1.98%  from  2.49% in 2001.  Finally,  a $3.5  million  litigation settlement charge included in other expense in 2001 caused other income,  net in
2001 to be lower than both 2002 and 2000.

     Provision for Income Taxes. The provision for income taxes was $2.5 million in 2002,  compared to a benefit of $4.6 million in 2001 and a provision of $11.2 million in 2000.  The  effective  tax rate was 23%,  (22%) and 23% for the years ended December 31, 2002, 2001 and 2000, respectively.  The increased tax rate in
2002  was  primarily  due to the mix of  income  between  domestic  and  foreign jurisdictions.  FileNet  management  will  continue  weighing  various  evidence throughout  each year to assess  the  recoverability  of its  recorded  deferred assets and the need for any valuation allowance against such amounts.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, cash and cash  equivalents,  and investments  were
$185.2 million, an increase of $13.0 million from $172.2 million at December 31,
2001.

     Cash  provided  by  operating  activities  in 2002 was  $21.4  million  and resulted  primarily  from net  income  of $8.3  million,  and  depreciation  and amortization of $21.6 million. These were partially offset by increased accounts receivable  of $7.8  million  resulting  from  increased  revenue  in the fourth quarter  of 2002  compared  to 2001,  an  increase  of $3.4  million  in prepaid expenses such as prepaid insurance due to higher insurance  premiums in 2002 and increases  in  prepaid  royalty  related  to the  addition  of new  third  party licensing  agreements  in 2002,  and a decrease  in income  tax  payable of $4.0 million.  Cash used in investing  activities in 2002 included  $10.8 million for capital expenditures, a $1.9 million note receivable from an officer, and a $9.4 million cash purchase related to the eGrail acquisition in April 2002, partially offset by $12.0  million net proceeds  from the sale of  marketable  securities.
Financing  activities  provided cash of $4.7 million primarily from the proceeds of the issuance of common stock upon  exercise of employee  stock  options under the stock option and stock purchase plans.

     Cash  provided  by  operating  activities  in 2001 was  $42.5  million  and resulted primarily from a substantial  decrease in accounts  receivable of $51.1 million due to decreased  revenue and strong  collections in the fourth quarter, depreciation  and  amortization  expense  of $24.4  million,  and  increases  in unearned  maintenance of $9.8 million related to prepaid maintenance  contracts, partially  offset by a net loss of $16.6 million,  decreases in accounts payable
of  $8.2  million  resulting  from  reduced   spending,   decreases  in  accrued
compensation  and  benefits of $8.1  million  primarily  due to a  reduction  in bonuses,  and a reduction in federal  income tax payable of $5.6  million.  Cash used for investing  activities in 2001 was $41.9 million consisting primarily of capital expenditures of $14.1 million and net purchases of marketable securities of $28.1 million. Cash provided by financing activities in 2001 was $7.8 million consisting primarily of proceeds from the issuance of common stock upon exercise of employee  stock options under our stock option and stock  purchase  plans and income tax benefit from exercised stock options.

     Cash  provided  by  operating  activities  in 2000 was  $55.0  million  and resulted  primarily  from net income of $38.5  million,  an increase in unearned maintenance  revenue related to prepaid  maintenance  contracts of $7.5 million,
$14.4 million stock option income tax benefit, and depreciation and amortization expense of $19.8 million,  partially offset by increases in accounts  receivable of $19.9 million  resulting from increased revenue in the fourth quarter of 2000 compared to the prior year,  and increases in prepaid  expenses of $4.9 million.
Cash used for investing  activities in 2000 totaled  $47.8  million,  consisting primarily  of  capital  expenditures  of  $27.7  million  and  cash  paid for an acquisition of $20.0 million.  Cash provided by financing activities in 2000 was
$24.7  million,  consisting  primarily  of proceeds  from the issuance of common stock upon  exercise of employee  stock options under our stock option and stock purchase plans.

     Our capital expenditures were $10.8 million in 2002, $14.1 million in 2001, and $27.7 million in 2000. Our primary capital  expenditures  during these years
were  for  research  and  development  equipment,   demonstration  and  training
equipment,  enhancements to our internal network and business systems, leasehold improvements  on leased  property,  and  furniture.  Spending was  significantly reduced in an effort to contain expenses while the company  experienced  reduced revenues from the downturn in the economy in 2002 and 2001.

     We have a one-year,  $5.0 million  multi-currency  revolving line of credit that expires on June 27, 2003.  Borrowings  under the  arrangement are unsecured and bear  interest at one hundred and  twenty-five  basis points over the London
Interbank  Offered  Rate.  A standby  letter of credit  fee of one  hundred  and twenty-five  basis points per annum and an annual  commitment fee of fifty basis points is  assessed  against  any  undrawn  amounts.  There  were no  borrowings outstanding at December 31, 2002. We are subject to certain financial  covenants that include,  but are not limited to,  compliance  with specific  balance sheet ratios,  no two  consecutive  quarterly  losses,  an aggregate loan limit to the officers not to exceed $5.0 million,  and a capital expenditure limit under this line of credit.  As of December 31,  2002,  we were in  compliance  with all the covenants.  We are prohibited from paying cash dividends  during the term of the arrangement.

     Our principal sources of short and long-term  liquidity consist of existing cash balances and funds generated from future operations.  We had total cash and investments of $185.2 million at December 31, 2002, compared with $172.2 million at December 31, 2001, and we regularly review our cash funding  requirements and attempt to meet those  requirements  through a  combination  of cash on hand and cash  provided by  operations.  Our ability to increase  revenues  and  generate profits is subject  to  numerous  risks and  uncertainties  and any  significant decrease in our revenues or profitability  could reduce our operating cash flows and erode our existing cash balances. During 2001 and continuing into 2002 lower capital  spending  in the IT  sector  resulted  in  lower  revenue  for  us.  No assurances can be given that this trend will improve or that we will continue to be able to generate  positive  operating  cash flows or that we will continue to maintain or grow our existing cash balances. See "Risk Factors".

     We  believe  that our  present  cash  balances,  together  with  internally generated funds and credit lines, will be sufficient to meet our working capital and capital expenditures  throughout 2003. We anticipate capital expenditures of approximately  $19.1  million in 2003 and we have no long-term  debt at December
31, 2002.

     Commitments.  We  lease  certain  of  our  facilities  under  noncancelable operating lease  arrangements that expire at various dates through 2013. We have certain  royalty  commitments  associated with licensing of third party products that require minimum payments or contractual prepayments.

     The  following  table   summarizes   future  minimum   payments  for  these
obligations as of December 31, 2002:

                                                                             (In thousands)
                                                          Payments Due by Period
                                                               2004-      2006-
                                           Total    2003       2005       2007  Thereafter
Contractual obligations
  Operating leases                     $  63,604   13,815    22,134     18,840   $   8,815
  Third party licensing contracts          3,810    3,810
Total contractual cash obligations     $  67,414   17,625    22,134     18,840   $   8,815

     We have a $5.0 million line of credit and we have bank guarantees issued in local  currencies  in Europe  and Asia as  discussed  in Note 18 of the Notes to
Consolidated Financial Statements.

     The following table summarizes  future minimum  commercial  commitments for these obligations as of December 31, 2002:

                                                                               (In thousands)
                                                  Amount of Commitment Expiration Per Period
                                         Total
                                       Amounts                   2004-     2006-
                                     Committed         2003      2005      2007   Thereafter
Other commercial commitments:
  Lines of Credit                    $   5,000        5,000         -         -      $    -
  Secured and unsecured bank
     guarantees                          1,042          165       459       132      $  286
Total commercial commitments         $   6,042        5,165       459       132      $  286

                                  OTHER MATTERS

European Monetary Union.   On January 1, 1999, 11 of the 15 member  countries of
the European Union  established  fixed  conversion  rates between their existing sovereign  currencies and the euro.  These countries agreed to adopt the euro as their common legal currency from that date. The legacy currencies remained legal tender in these  countries as a denomination of the euro between January 1, 1999 and January 1, 2002.  Beginning on January 1, 2002,  euro-denominated  bills and coins were issued for cash  transactions.  For a period of up to six months from that date, both legacy  currencies and the euro were legal tender.  On or before
July 1, 2002, the  participating  countries  withdrew all legacy  currencies and exclusively used the euro.

     We made the necessary  changes to our internal  business systems to support transactions  denominated in the euro,  including  establishing euro price lists for affected countries. We have been transacting in the euro currency since 1999 and have  evaluated the impact the euro has had on our  financial  condition and results of  operations.  Based on this  evaluation  to date, we currently do not believe  that  there has been or will be a material  impact on our  consolidated financial condition or results of operations as a result of the euro conversion.

Impact of Recently Issued Accounting Pronouncements.   In  June 2001,   the FASB
issued SFAS No. 141, "Business  Combinations," which was effective  immediately.
SFAS No. 141 requires  that the purchase  method of  accounting  be used for all business  combinations  initiated  after June 30, 2001;  and it  eliminated  the pooling-of-interests  method.  The  adoption  of this  standard  did not  have a significant  impact on our  consolidated  financial  statements.  Our April 2002 acquisition  of certain  assets and  certain  liabilities  of eGrail,  Inc.  was accounted  for in  compliance  with this  pronouncement  (see Note 3 of Notes to
Consolidated Financial Statements).

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
Assembled  workforce no longer meets the  definition of a separately  identified intangible  asset under the provisions of SFAS No. 141,  Business  Combinations, and the unamortized  balance of $182,000 was reclassified as goodwill at January
1, 2002.  We ceased  amortizing the  goodwill balance  of $10.1 million from our
2000 acquisition of Applications  Partner, Inc. as of January 1, 2002. We had no

indefinite life intangible assets as of January 1, 2002. In accordance with SFAS
No. 142, we were required to perform a two-step transitional  impairment review.
We  completed  the  first  step of  this  review  by  June  30,  2002  with  the determination  of the fair  value of our  reporting  units in order to  identify whether the fair value of each reporting unit was less than its carrying  amount as of January 1, 2002. In the event that the fair value of each  reporting  unit was less than the carrying amount, the second step of the test would be required to determine if the carrying value of goodwill  exceeded the implied  value.  We determined  that we did not have a transitional  impairment of goodwill  because the fair value of each  reporting  unit  exceeded  its  carrying  amount.  As of
December 31, 2002, no impairment of goodwill has been recognized.  Goodwill will also be tested for impairment in the manner  described above on July 1st of each year or earlier if  indicators  of  potential  impairment  exist.  If  estimates change, a materially different impairment conclusion could result.

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

     In November 2001, the FASB  announced  Emerging  Issues Task Force ("EITF")
Topic No. D-103, "Income Statement  Characterization of Reimbursements  Received
for  Out-of-Pocket  Expense  Incurred,"  is required to be applied in  financial reporting periods beginning after December 15, 2001. The EITF requires companies to characterize  reimbursements  received for out-of-pocket expenses as revenues in the  statement of  operations.  Historically,  we have netted  reimbursements received  for  out-of-pocket  expenses  against  the  related  expenses  in  the statement of  operations.  Application  of this EITF requires  that  comparative financial  statements  for prior  periods  be  reclassified  to comply  with the guidance.  We adopted this EITF as of January 1, 2002 and have  reclassified our prior-period,  consolidated  financial  statements  to  conform  to the  current presentation.  These reclassifications resulted in increased revenue and cost of revenue of $2.1  million and $1.7 million for the twelve  months ended  December
31,  2001 and  2000,  respectively.  The  adoption  of this  EITF did not have a material effect on total revenues or gross margin  percentages and has no impact on results of operations  as it required an equivalent  increase to both revenue and  cost  of  revenue.  Comparable  amounts  for  2002  are  not  available  as out-of-pocket expenses are characterized as revenue upon invoicing.

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated  with  Exit  or  Disposal   Activities,"  which  addresses  financial
accounting and reporting for costs  associated with exit or disposal  activities and supersedes  EITF Issue 94-3,  "Liability  Recognition  for Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs  Incurred in a  Restructuring)."  SFAS 146 requires that costs  associated with exit or disposal  activities  be recognized  when they are incurred  rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  We will  adopt  the  provisions  of SFAS No.  146 for  exit or  disposal activities that are initiated after December 31, 2002.

     In  November  2002,  the  FASB  issued   Interpretation   ("FIN")  No.  45,
"Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including
Indirect  Guarantees  and  Indebtedness  of Others," an  interpretation  of FASB
Statements  No. 5, 57 and 107,  and  rescission  of FIN No. 34,  "Disclosure  of
Indirect  Guarantees  of  Indebtedness  of  Others."  FIN 45  elaborates  on the disclosures  to be made by the  guarantor  in its interim  and annual  financial statements about its obligations under certain guarantees that it has issued. It also requires  that a guarantor  recognize,  at the inception of a guarantee,  a liability  for the fair  value  of the  obligation  undertaken  in  issuing  the guarantee. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the  guarantor's  obligations  does not apply to product  warranties or to guarantees  accounted for as derivatives.  The initial recognition and measurement  provisions of this interpretation are applicable on a prospective  basis to guarantees  issued or modified  after  December 31, 2002 while the  disclosure  requirements  are effective for financial  statements for interim or annual  periods  ending after  December 15, 2002.  Our  disclosure of guarantees  is  included  in Note 18 of the  "Notes  to  Consolidated  Financial
Statements."  We believe  the  adoption of this  interpretation  will not have a material impact on our consolidated results of operations or financial position.

     In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based
Compensation  Transition  and  Disclosure,"  an amendment of SFAS No. 123.  This statement  amends SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  this Statement amends the disclosure  requirements of SFAS No. 123 to require prominent  disclosures in both annual and interim  financial  statements about the method of accounting for  stock-based  employee  compensation  and the effect of the method used on  reported  results.  The  transition  guidance  and annual  disclosure  provisions  of SFAS No. 148 are  effective  for fiscal  years  ending  after
December 15, 2002. The interim disclosure provisions are effective for financial reports  containing  financial  statements for interim  periods  beginning after
Decemebr 15, 2002.  The adoption of SFAS No. 148 did not have a material  impact on our consolidated results of operations or financial position.

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
Interest  Entities." In general,  a variable  interest  entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity  investors  with voting rights or (b) has equity investors that do not provide sufficient  financial  resources for the entity to support  its  activities.  FIN 46  requires  a  variable  interest  entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to receive a
majority  of  the  entity's   residual   returns  or  both.  The   consolidation
requirements of FIN 46 apply  immediately to variable  interest entities created after January 31, 2003. The consolidation  requirements  apply to older entities in the first  fiscal  year or interim  period  beginning  after  June 15,  2003.
Certain of the disclosure  requirements apply in all financial statements issued after  January 31, 2003,  regardless  of when the variable  interest  entity was established.  We did not have any variable  interest entities as of December 31,
2002. We are currently  evaluating  the  provisions of the  Interpretation,  but believe its adoption will not have a material impact on our consolidated results of operations or our financial position.

Inflation.  Management  believes that inflation has not had a significant impact on the  price of our  products,  the  cost of our  materials,  or our  operating results for any of the three years ended December 31, 2002.

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

Interest  Rate Risk.  Our  exposure  to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality  issuers and, by policy,  we limit the amount of credit exposure to any one issuer.  We protect and preserve our invested funds by limiting default, market and reinvestment  risk. Our investments in marketable  securities consist primarily of high-grade corporate and government  securities with fixed interest rates and  maturities of less than three years.  Investments  purchased  with an original maturity of three months or less are considered to be cash equivalents.
We classify all of our  investments  as  available-for-sale.  Available-for-sale securities are carried at fair value,  with unrealized gains and losses,  net of tax, reported in a separate component of stockholders' equity.

     At any time, a significant increase/decrease in interest rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed  a  sensitivity  analysis as of  December  31, 2002 and 2001,  using a modeling  technique  that measures the change in the fair values  arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held constant.  The  analysis  covers  our  investment  and is based on the  weighted average  maturity  of our  investments  as of December  31,  2002 and 2001.  The sensitivity  analysis  indicated  that a  hypothetical  50 basis points  adverse movement  in  interest  rates  would  result in a loss in the fair values of our investment  instruments  of  approximately  $231,000  at  December  31, 2002 and approximately  $188,000 at December 31, 2001. Similarly a hypothetical 100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values of our  investments  of  approximately  $460,000 at December 31, 2002 and approximately $377,000 at December 31, 2001.

Foreign  Currency  Risk. Our  performance  can be affected by changes in foreign currency values relative to the U.S. dollar in relation to the Company's revenue and operating expenses.  We have entered into forward foreign exchange contracts primarily to hedge amounts due from and the net assets of selected  subsidiaries denominated in foreign  currencies  (mainly in Europe and Asia Pacific)  against fluctuations  in  exchange  rates.  We have not  entered  into  forward  foreign exchange contracts for speculative or trading purposes.  Our accounting policies for these  contracts  are based on our  designation  of the contracts as hedging transactions.  The criteria we use for designating a contract as a hedge include the  contract's  effectiveness  in risk  reduction  and  one-to-one  matching of derivative instruments to underlying  transactions.  Gains and losses on foreign exchange  contracts  are  recognized  in income in the same  period as gains and losses on the underlying  transactions.  If an underlying hedged  transaction is terminated  earlier than initially  anticipated,  the offsetting gain or loss on the related forward foreign  exchange  contract would be recognized in income in the same period.  In addition,  since we enter into forward  contracts only as a hedge, any change in currency rates would not result in any material net gain or loss, as any gain or loss on the underlying foreign currency denominated balance would  be  offset  by the  gain or loss on the  forward  contract.  Our  forward contracts  generally  have an  original  maturity  of three  months.  The  total notional  values of forward  contracts  purchased and forward  contracts sold in
2002 were $19.0 million and $4.1 million,  respectively.  We do not expect gains or losses  on these  contracts  to have a  material  impact on our  consolidated financial results (see Note 19).

Item 8.  Financial Statements and Supplementary Data

     The  consolidated  financial  statements  for the years ended  December 31,
2002,  2001 and 2000 are  incorporated  herein by reference  and  submitted as a separate section of this Form 10-K. (See Item 15).

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Election of Directors," under the caption  "Executive  Officers of the
Company," and under the caption  "Section 16(a) Beneficial  Ownership  Reporting
Compliance" of our definitive  Proxy Statement for our 2003 Annual Meeting to be
filed with the Securities and Exchange Commission.

Item 11.  Executive Compensation

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Executive  Compensation" and under the caption "Election of Directors"
of our definitive  Proxy  Statement for our 2003 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters

     We hereby  incorporate  by reference the  information  appearing  under the
caption  "Voting   Securities  and  Principal   Holders   Thereof"  and  "Equity
Compensation  Plans"  of our  definitive  Proxy  Statement  for our 2003  Annual
Meeting to be filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Related Party  Transactions" of our definitive Proxy Statement for our
2003 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 14.  Controls and Procedures

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

     (b)  There were no significant changes in our internal controls or in other
          factors  that  could   significantly   affect  our  internal  controls
          subsequent to the date of the evaluation.  No significant deficiencies or material  weaknesses were detected in our internal  controls,  and, therefore, no corrective actions were taken.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a)  Independent  Auditors'  Report,  Financial  Statements  and  Financial
          Statement Schedule

                                                                              Page

          Independent Auditors' Report                                         F-2
          Consolidated Balance Sheets at December 31, 2002 and December 31,
          2001                                                                 F-3
          Consolidated Statements of Operations for each of the three years
          in the period ended December 31, 2002                                F-4
          Consolidated Statements of Comprehensive Operations for each of
          the three years in the period ended December 31, 2002                F-5
          Consolidated Statements of Stockholders' Equity for each of the
          three years in the period ended December 31, 2002                    F-6
          Consolidated Statements of Cash Flows for each of the three years
          in the period ended December 31, 2002                                F-7
          Notes to Consolidated Financial Statements                           F-8
          Independent Auditors' Report on Schedule                             F-33
          Schedule II.  Valuation and Qualifying Accounts and Reserves         S-1

     (b)  Reports on Form 8-K

          No  reports on Form 8-K were filed  during  the fourth  quarter  ended
          December 31, 2002.

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

    4.3*      Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to
              Rights Agreement dated as of November 4, 1988 between FileNet Corporation and
              BANKBOSTON, N.A.formerly known as The First National Bank of Boston (filed as Exhibit 4.3 to  Registrant's  registration statement on Form 10-Q for the quarter ended September 30, 1998).

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

   10.1.1*    Waiver and First Amendment to Credit Agreement (Multi-currency) by and among the Registrant and Bank of America, N.A., formerly known as Bank of America
              National Trust and Savings Association, dated June 29, 2001, effective June 29,
              2001 (filed as Exhibit 10/1 to Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2001).

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

   10.11*     Asset Purchase Agreement dated April 2, 2002 by and between 3565 Acquisition
              Corporation and eGrail, Inc.(filed as Exhibit 10.1 to Registrant's Current
              Report on Form 8-K, filed on April 12, 2002).

   10.12*+    Secured Promissory Note between Registrant and Mr. Lee D. Roberts dated
              June 14, 2002 (filed as Exhibit 10.12 to Registrant's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 2002).

   10.13*+    Option Exchange Agreement between Registrant and Mr. Ron L. Ercanbrack, dated
              May 22, 2002, together with form of Incentive Stock Option  Agreement and Grant
              Notice (filed as Exhibit 10.13 to Registrant's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 2002).

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

   10.14.1*+  Amended Form of 2002 Incentive Award Plan Incentive Option Agreement with Notice of Grant of Stock Option (filed as Exhibit 10.14.1 to Registrant's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 2002).

   10.14.2*+  Amended Form of 2002 Incentive Award Plan Non-Qualified Stock Option Agreement
              for Independent Directors with Notice of Grant of Stock Option (filed as
              Exhibit 10.14.2 to  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

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

                                                FILENET CORPORATION

Date: March 28, 2003           By:       /s/    Lee D. Roberts
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

     DATE                         SIGNATURE AND TITLE

March 28, 2003                      /s/  Lee D. Roberts
                                   Lee D. Roberts
                                   Chief Executive Officer and
                                   Chairman of the Board (Principal Executive Officer)

March 28, 2003                     /s/  Sam M. Auriemma
                                   Sam M Auriemma,
                                   Chief Financial Officer and Senior Vice
                                   President, Finance (Principal Financial
                                   and Accounting Officer)

March 28, 2003                     /s/  Theodore J. Smith
                                   Theodore J. Smith
                                   Director

March 28, 2003                     /s/  L. George Klaus
                                   L. George Klaus
                                   Director

March 28, 2003                     /s/  William P. Lyons
                                   William P. Lyons
                                   Director

March 28, 2003                     /s/  John C. Savage
                                   John C. Savage
                                   Director

March 28, 2003                     /s/  Roger S. Siboni
                                   Roger S. Siboni
                                   Director

CERTIFICATIONS

I, Lee D. Roberts, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of FileNet Corporation;

2.  Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

     b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

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

6. The  registrant's  other  certifying  officers  and I have  indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ Lee D. Roberts
                                       Lee D. Roberts
                                       Chief Executive Officer

I, Sam M. Auriemma, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of FileNet Corporation;

2.  Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

     b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

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

6. The  registrant's  other  certifying  officers  and I have  indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003
                                        /s/ Sam M. Auriemma
                                       Sam M. Auriemma
                                       Chief Financial Officer

            Index to Consolidated Financial Statements

As required under Item 8, Financial  Statements and Supplementary  Data, FileNet
Corporation's  consolidated  financial  statements are provided in this separate section as follows:

                                                                                    Page

     Independent Auditors' Report                                                    F-2
     Consolidated Balance Sheets at December 31, 2002 and December 31, 2001          F-3
     Consolidated Statements of Operations for each of the three years in the
     period ended December 31, 2002                                                  F-4
     Consolidated Statements of Comprehensive Operations for each of the
     three years in the period ended December 31, 2002                               F-5
     Consolidated Statements of Stockholders' Equity for each of the three years
     in the period ended December 31, 2002                                           F-6
     Consolidated Statements of Cash Flows for each of the three years in the
     period ended December 31, 2002                                                  F-7
     Notes to Consolidated Financial Statements                                      F-8
     Independent Auditors' Report on Schedule                                        F-33
     Schedule II.  Valuation and Qualifying Accounts and Reserves                    S-1

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
FileNet Corporation:

We  have  audited  the  accompanying  consolidated  balance  sheets  of  FileNet
Corporation and its subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders'  equity and cash  flows for each of the three  years in the period ended  December  31,  2002.  These  consolidated  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,  such consolidated  financial  statements present fairly, in all material  respects,  the  financial  position  of  FileNet  Corporation  and its subsidiaries  as of  December  31,  2002  and  2001,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
December 31, 2002, in conformity with accounting  principles  generally accepted in the United States of America.

As discussed in Note 2 to the  consolidated  financial  statements,  the Company changed its method of accounting for goodwill and other  intangible  assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill
and Other Intangible Assets, effective January 1, 2002.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
January 29, 2003

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                 (In thousands, except share and per share amounts)
 December 31,                                                                2002             2001
  Current assets:
     Cash and cash equivalents                                         $  130,154       $  107,502
     Short-term investments                                                29,188           64,660
     Accounts receivable, net of allowances for doubtful accounts and sales returns of $4,232 and $3,567 at December 31,
       2002 and 2001, respectively                                         44,839           36,909
     Inventories, net                                                       2,568            2,993
     Prepaid expenses and other current assets                             13,317            9,521
     Deferred income taxes                                                    802            2,779
                   Total current assets                                   220,868          224,364

   Property, net                                                           34,641           44,206
   Long-term investments                                                   25,864                -
   Goodwill                                                                16,907            9,953
   Intangible assets, net of accumulated amortization of $544 and
     $204 at December 31, 2002 and 2001, respectively                       3,029              182
   Deferred income taxes                                                   21,792           21,445
   Other assets                                                             4,935            1,489
                   Total assets                                        $  328,036       $  301,639

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                   $    7,706       $    8,282
    Accrued compensation and benefits                                      20,729           17,804
    Customer deposits and advances                                          2,962            4,848
    Unearned maintenance revenue                                           38,945           30,996
    Income taxes payable                                                        -            3,999
    Other accrued liabilities                                              15,224           13,685
                   Total current liabilities                               85,566           79,614

  Unearned maintenance revenue                                              3,565            6,200
  Commitments and contingencies (Notes 10, 17 and 18)

  Stockholders' equity:
    Preferred stock, $0.10 par value; 7,000,000 shares
      authorized; none issued and outstanding
    Common stock, $0.01 par value; 100,000,000 shares authorized;
      37,014,512 shares issued and 35,916,512 shares outstanding at
      December 31, 2002; and 36,389,682 shares issued and
      35,291,682 shares outstanding at December 31, 2001                  206,676          199,526
    Retained earnings                                                      53,178           44,906
    Accumulated other comprehensive loss                                   (6,382)         (14,040)
                                                                          253,472          230,392
    Treasury stock, at cost; 1,098,000 shares at
      December 31, 2002 and 2001                                          (14,567)         (14,567)
    Net stockholders' equity                                              238,905          215,825
                  Total liabilities and stockholders' equity           $  328,036       $  301,639

                           See accompanying Notes to Consolidated Financial Statements

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (In thousands, except share and per share amounts)
  Year Ended December 31,                              2002             2001             2000
   Revenue:
     Software                                    $  132,508      $   119,014      $   204,872
     Customer support                               149,847          132,382          110,306
     Professional services and education             56,959           69,186           63,985
     Hardware                                         7,703           14,028           21,199
    Total revenue                                   347,017          334,610          400,362

   Cost of revenue:
     Cost of software revenue                        10,565            7,522           14,643
     Cost of customer support revenue                38,608           42,396           45,876
     Cost of professional services and education     50,408           59,896           56,100
      revenue
     Cost of hardware revenue                         5,995           10,211           13,559
      Total cost of revenues                        105,576          120,025          130,178
   Gross profit                                     241,441          214,585          270,184

   Operating expenses:
     Research and development                        71,735           68,838           57,914
     Selling, general and administrative            163,765          169,505          164,941
     In-process research and development                400                -            2,984
     Total operating expenses                       235,900          238,343          225,839

   Operating income (loss)                            5,541          (23,758)          44,345

   Other  income , net                                5,209            2,503            5,406

   Income (loss) before income taxes                 10,750          (21,255)          49,751

   Provision (benefit) for income taxes               2,478           (4,633)          11,204

   Net income (loss)                             $    8,272     $    (16,622)     $    38,547

   Earnings (loss) per share:
     Basic                                       $      .23     $      (0.47)     $      1.13
     Diluted                                     $      .23     $      (0.47)     $      1.05

   Weighted average shares outstanding:
     Basic                                           35,590           35,117           34,155
     Diluted                                         36,709           35,117           36,765

                   See accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                               (In thousands)
Year Ended December 31,                                   2002            2001           2000
 Net income (loss)                                  $    8,272      $  (16,622)    $   38,547
 Other comprehensive income (loss):
     Foreign currency translation
         adjustments                                     7,631          (3,056)        (3,385)
     Unrealized holding gains (losses) on
         available-for-sale securities, net of tax          27              77             59
     Other comprehensive income (loss)                   7,658          (2,979)        (3,326)
 Comprehensive income (loss)                        $   15,930      $  (19,601)    $   35,221

                       See accompanying Notes to Consolidated Financial Statements

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                 (In thousands)
                                                                    Accumulated
                                                                          Other
                                     Common Stock       Retained  Comprehensive      Treasury Stock
                                   Shares    Amount     Earnings     Operations    Shares     Amount     Total

Balances at January 1, 2000       33,579  $ 149,779     $ 22,981       $ (7,735)   (1,098) $(14,567) $ 150,458

Stock options exercised            2,081     19,981                                                     19,981
Stock option income tax benefit              14,408                                                     14,408
Common stock issued under the
   Employee Qualified Stock
   Purchase Plan                     281      4,889                                                      4,889
Foreign currency translation
   adjustment                                                           (3,385)                         (3,385)
Net income                                                38,547                                        38,547
Unrealized holding gains on
   available-for-sale securities                                            59                              59
Balances at December 31, 2000     35,941  $ 189,057     $ 61,528       $(11,061)   (1,098) $(14,567) $ 224,957

Stock options exercised              486      4,722                                                      4,722
Stock option income tax                       1,749                                                      1,749
benefit
Common stock issued under the
   Employee Qualified Stock
   Purchase Plan                     339      3,998                                                      3,998
Cancelled and retired escrow
   shares issued in business        (376)
   combinations
Foreign currency translation
   adjustment                                                           (3,056)                         (3,056)
Net (loss)                                               (16,622)                                      (16,622)
Unrealized holding gains on
   available-for-sale-securities                                            77                              77
Balances at December 31, 2001     36,390  $ 199,526     $ 44,906       $(14,040)   (1,098) $(14,567) $ 215,825

Stock options exercised              286      2,753                                                      2,753
Stock option income tax                         685                                                        685
benefit
Common stock issued under the
   Employee Qualified Stock
   Purchase Plan                     339      3,712                                                      3,712
Foreign currency translation
   adjustment                                                             7,631                          7,631
Net income                                                 8,272                                         8,272
Unrealized holding gains on
   available-for-sale-securities                                            27                              27
Balances at December 31, 2002     37,015  $ 206,676     $ 53,178       $ (6,382)   (1,098) $(14,567) $ 238,905

                            See accompanying Notes to Consolidated Financial Statements

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               (In thousands)
   Year Ended December 31,                                             2002            2001             2000

   Cash flows provided by operating activities:
   Net income (loss)                                            $     8,272      $  (16,622)      $   38,547
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Purchased in-process research and development                        400               -            2,984
   Depreciation and amortization                                     21,588          24,349           19,827
   Loss on sale of fixed assets                                          47             264              107
   Provision for doubtful accounts and sales returns                  1,752           1,482            2,280
   Deferred income taxes                                              1,629          (8,286)         (10,248)
   Stock option income tax benefit                                      685           1,749           14,408
   Changes in operating assets and liabilities net of
   effects of acquisitions:
   Accounts receivable                                               (7,818)         51,128          (19,908)
   Inventories                                                          425             405                6
   Prepaid expenses and other current assets                         (3,425)            185           (4,897)
   Accounts payable                                                    (940)         (8,236)             155
   Accrued compensation and benefits                                  2,101          (8,119)           2,582
   Customer deposits and advances                                    (1,895)          2,936           (3,267)
   Unearned maintenance revenue                                       4,651           9,842            7,530
   Income taxes payable                                              (3,966)         (5,559)           2,040
   Other assets and liabilities                                      (2,066)         (3,044)           2,899
   Net cash provided by operating activities                         21,440          42,474           55,045

   Cash flows used for investing activities:
   Capital expenditures                                             (10,825)        (14,075)         (27,721)
   Proceeds from sale of property                                        66             329              427
   Note receivable                                                   (1,900)              -                -
   Cash paid for acquisitions, net of cash acquired                  (9,359)              -          (20,000)
   Purchases of investments                                        (134,528)       (148,570)         (40,442)
   Proceeds from sales and maturities of investments                146,571         120,433           39,901
   Net cash used in investing activities                             (9,975)        (41,883)         (47,835)

   Cash flows provided by financing activities:
   Proceeds from issuance of common stock                             6,465           8,720           24,870
   Principal payments on capital lease obligations                   (1,799)           (935)            (194)
   Net cash provided by financing activities                          4,666           7,785           24,676

   Effect of exchange rate changes on cash and cash
   equivalents                                                        6,521          (2,371)          (1,917)

   Net increase in cash and cash equivalents                         22,652           6,005           29,969
   Cash and cash equivalents, beginning of year                     107,502         101,497           71,528
   Cash and cash equivalents, end of year                        $  130,154      $  107,502       $  101,497

   Supplemental cash flow information:
   Interest paid                                                 $      100       $       92       $       69
   Income taxes paid                                             $    4,301      $    7,045       $    6,996
   See Note 13 for non-cash investing and financing
   activities

                            See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Nature of Operations

     FileNet Corporation ("FileNet" or "the Company") develops,  markets,  sells and supports a unified platform and framework for Enterprise  Content Management
("ECM")  software  and  solutions  that  delivers   capabilities  in  a  tightly
integrated and synchronized offering. Additionally, the Company manufactures and sells a line of 12-inch,  30 gigabyte  Optical  Storage and Retrieval  Libraries
("OSARs").  The Company  markets its products to a broad range of  industries in more than 90 countries through a global sales, service and support organization, including its ValueNet business partner program of resellers, system integrators and application developers.

Note 2  Summary of Significant Accounting Policies

     Basis of Presentation.  The accompanying  consolidated financial statements have been prepared in accordance with accounting  principles  generally accepted in the United States of America.  The consolidated  financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

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

     Foreign Currency Translation. The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency.
Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date.  Revenues,  costs and expenses are  translated at the rates of exchange prevailing during the year. Translation  adjustments resulting from this process are included in stockholders' equity. A cumulative translation gain of $208,337 was  transferred  from cumulative  translation  adjustments and included in determining  net loss for 2001 as a result of the  liquidation of an investment  in  a  foreign  entity.  Gains  and  losses  from  foreign  currency transactions  are included in other income,  net.  Transaction  gains and losses incurred  during the years ended December 31, 2002, 2001 and 2000 were a gain of
$1.5 million, a loss of $13,250, and a gain of $315,975, respectively.

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

     Investments.  The Company's  investments consist of marketable  securities, primarily high-grade corporate and government securities with maturities of less
than  three  years.   The  Company   classifies   all  of  its   investments  as
available-for-sale.  Available-for-sale  securities  are  carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate  component of stockholders' equity (Note 7).

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
The Company does not  anticipate  a material  loss  resulting  from credit risks related to any of these institutions (Note 19).

     In June 1998, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial  Accounting  Standards ("SFAS") No. 133,  "Accounting for
Derivative  Instruments  and Hedging  Activities."  SFAS No. 133 as amended,  is effective  for fiscal  years  beginning  after June 15,  2000.  SFAS No. 133, as
amended,   established   accounting  and  reporting   standards  for  derivative
instruments including certain derivative instruments embedded in other contracts that were not formerly considered derivatives and may now meet the definition of a derivative.  Additionally,  this  standard  required the Company to record all derivatives on the balance sheet at fair value. For derivatives that qualify for hedge  accounting,  changes in the fair value of  derivatives  are offset by the change in fair value of the hedged assets,  liabilities,  or firm commitments as appropriate  for cash flow and fair  value  hedges.  The  Company  adopted  this standard  effective January 1, 2001, and it has had no significant effect on the
Company's consolidated results of operations, financial position, or cash flows.

     Fair Value of  Financial  Instruments.  The  recorded  amounts of financial assets and liabilities at December 31, 2002 and 2001, approximate fair value due to the relatively  short period of time between  origination of the  instruments and their expected realization.

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

     Inventories.  Inventories  are stated at the lower of first-in,  first-out, cost, or market (Note 8). The Company regularly monitors  inventories for excess or obsolete  items and makes any  necessary  adjustments  at each balance  sheet date.

     Property.  Property is stated at cost.  Depreciation  is computed using the straight-line  method over the  estimated  useful  lives of the related  assets, generally  three to five years.  Leasehold  improvements  are amortized over the shorter of the  estimated  useful lives of the  improvements  or the term of the related lease (Note 9).

     Long-Lived  Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived  Assets," which the Company adopted  effective January
1, 2002. In  accordance  with SFAS No. 144,  long-lived  assets are reviewed for events or changes in  circumstances  that indicate that their carrying value may not be  recoverable.  Based on the Company's most recent  analysis,  the Company believes there is no impairment at December 31, 2002.

     Change In Accounting  for Goodwill.  Prior to the adoption of SFAS No. 142,
"Goodwill  and  Other  Intangible   Assets,"   goodwill  arising  from  our  API
acquisition  that took place on May 18, 2000,  was amortized on a  straight-line basis over five years and assembled  workforce was amortized on a  straight-line basis over three years (Note 3). The Company  adopted SFAS No. 142 on January 1,
2002.  As a result,  assembled  workforce  no longer meets the  definition  of a separately identified intangible asset under the provisions of SFAS No. 142, and the unamortized  balance of $182,000 was  reclassified as goodwill at January 1,
2002.  In  accordance  with this  Standard,  the Company  ceased amortizing  the goodwill  balance of $10.1  million from its 2000  acquisition  of  Applications
Partner, Inc. as of January 1, 2002 and there were no indefinite life intangible assets as of  January 1,  2002.  Goodwill  of $5.8  million  resulting  from the acquisition of eGrail in April 2002 is also not being  amortized.  In accordance with SFAS No. 142, the Company was  required to perform a two-step  transitional impairment  review. The first step of this review was completed by June 30, 2002 with the  determination  of the fair value of the Company's  reporting  units in order to identify  whether the fair value of each  reporting  unit was less than its carrying  amount as of January 1, 2002.  In the event that the fair value of each  reporting unit was less than the carrying  amount,  the second step of the test would be required to determine if the carrying  value of goodwill  exceeded the implied value.  The Company  determined  that it did not have a transitional impairment of goodwill  because the fair value of each  reporting  unit exceeded its carrying amount. As of December 31, 2002, no impairment of goodwill has been recognized.  Goodwill will also be tested for impairment in the manner described above on July 1st of each year or earlier if indicators of potential  impairment exist. If estimates change, a materially different  impairment  conclusion could result (Note 12).

     Intangible Assets. Acquired technology resulting from the asset purchase of
eGrail in April 2002 was  assigned a useful life of five years and patents  were assigned a useful  life of two years.  Amortization  of acquired  technology  is recorded on a straight-line basis as a cost of software revenue and amortization of patents is recorded on a straight-line basis as an operating expense.

     Revenue Recognition.  Revenues from sales of software licenses sold through direct and indirect channels,  which generally do not contain multiple elements, are recognized  upon shipment of the related  product,  if the  requirements  of
Statement of Position ("SOP") 97-2, as amended,  are met. If the requirements of
SOP 97-2, including evidence of an arrangement,  delivery, fixed or determinable fee,  collectibility  and vendor specific evidence about the value of an element are not met at the date of shipment,  revenue recognition is deferred until such elements are known or resolved. For arrangements with multiple elements, revenue is  allocated  to each  element  of a  transaction  based upon its fair value as determined  in reliance on vendor  specific  objective  evidence.  Revenue  from post-contract  customer  support  is  recognized  ratably  over  the term of the arrangement,  which  is  typically  twelve  months.  Revenue  from  professional services and training is  recognized as such services are delivered and accepted by  the  customer.  Anticipated  losses  on  fixed-price  professional  services contracts are recognized in the period when they become known.

     Product  Warranty.  The Company provides a 90-day warranty for its hardware products  against  defects in  materials  and  workmanship  and for its software products against  substantial  nonconformance to the published  documentation at time of delivery.  A provision for estimated  warranty  costs is recorded at the time of sale or license and periodically  adjusted to reflect actual  experience
(Note 11).

     Research and  Development.  The Company  expenses  research and development costs as incurred.  No amounts are required to be capitalized in accordance with
SFAS No. 86,  "Accounting for the Costs of Computer Software to be Sold, Leased,
or Otherwise  Marketed,"  as of December  31, 2002 and 2001 because  software is substantially  completed  concurrently  with the  establishment of technological feasibility.

     Income  Taxes.  The provision for incomes taxes is determined in accordance with SFAS No.  109,  "Accounting  for  Income  Taxes."  Deferred  tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated  financial statements that will result in taxable or deductible  amounts in future years.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (Note 15).

     Earnings  (Loss) Per Share.  Basic  earnings  (loss) per share is  computed using the  weighted  average  number of common  shares  outstanding  during  the reporting  period.  Diluted  earnings  per share is computed  using the weighted average  number  of  common  shares  outstanding  plus the  dilutive  effect  of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury  stock  method.  Diluted loss per share  excludes  these adjustments as the impact would be antidilutive (Note 5).

     Supplier  Concentrations.  Certain components for the Company's proprietary
12-inch OSARs are available only from a single  source.  Any inability to obtain components  in the amounts  needed on a timely  basis could  result in delays in
product   shipments   that  could  have  an  adverse  effect  on  the  Company's consolidated  operating results.  However, the Company has qualified and is able to purchase and sell 5 1/4-inch  optical  storage and retrieval  devices from an alternative  source  which could be utilized by the  Company's  customers in the event of any  interruptions  in the delivery of components for the Company's own
OSAR product.

     Stock-Based  Compensation.  The Company accounts for stock-based  awards to employees  using the  intrinsic  value  method  in  accordance  with  Accounting
Principles  Board  ("APB")  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees". No Stock-based compensation expense was recorded in the consolidated statements  of  operations  for the  years  ended  December  31,  2002 and 2001, respectively.

     The  following  table  summarizes  the  Company's net income (loss) and net income  (loss)  per share on a pro forma  basis  had  compensation  cost for the
Company's stock-based compensation plans been determined based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

(In thousands, except per share amounts)                     2002           2001            2000
Net income (loss), as reported                         $    8,272     $  (16,622)     $   38,547
  Deduct: Total stock-based employee
   compensation expense determined under
   fair value method for all awards, net
   of related tax effects                                  (8,735)       (12,381)         (8,807)
  Pro forma net income (loss)                          $     (463)    $  (29,003)     $   29,740

Earnings per share:
  Basic earnings (loss) per share - as reported        $     0.23     $    (0.47)     $     1.13
  Basic earnings (loss) per share - pro forma          $    (0.01)    $    (0.83)     $     0.87

  Diluted earnings (loss) per share - as reported      $     0.23     $    (0.47)     $     1.05
  Pro forma earnings (loss) per share - as reported    $    (0.01)    $    (0.83)     $     0.81

     The Fair  value of each  option  grant was  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000;  expected  volatility of 68%

for 2002,  78% for 2001 and 80% for 2000;  risk-free  interest  rates of 2.0% to
4.61%  for  2002,  3.6% to 5.3% for  2001,  and 6.1% to 6.5%  for  2000;  and an
expected  life of one year from the vest date.  Pro forma  compensation  cost of shares issued under the Employee Qualified Stock Purchase Plan is measured based on the  discount  from market value on the date of purchase in  accordance  with
SFAS No. 123.

     Recently Issued  Accounting  Pronouncements.  In June 2001, the FASB issued
SFAS No. 141, "Business Combinations," which was effective immediately. SFAS No.
141 requires  that the purchase  method of  accounting  be used for all business
combinations   initiated   after   June   30,   2001  and  it   eliminated   the
pooling-of-interests  method.  The  adoption  of this  standard  did not  have a significant  impact on the  Company's  consolidated  financial  statements.  The
Company's  April 2002  acquisition of certain assets and certain  liabilities of
eGrail, Inc. was accounted for in compliance with this pronouncement (Note 3).

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
Assets," which the Company  adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized,  but instead be tested for  impairment at least  annually and written down when impaired. SFAS No. 142 requires purchased intangible assets other than goodwill  to be  amortized  over  their  useful  lives  unless  these  lives are determined to be indefinite.  In accordance  with this Standard,  the Company no longer  amortizes  goodwill and indefinite life intangible  assets but evaluates their  carrying  value  annually or when events or  circumstances  indicate that their  carrying value may be impaired.  Assembled  workforce no longer meets the definition of a separately  identified  intangible asset under the provisions of
SFAS No. 141,  and the  unamortized  balance of  $182,000  was  reclassified  as goodwill at January 1, 2002. The Company ceased  amortizing the goodwill balance of $10.1 million from its 2000 acquisition of Applications  Partner,  Inc. as of
January 1, 2002.  The Company had no  indefinite  life  intangible  assets as of
January 1, 2002.  In  accordance  with SFAS No. 142, the Company was required to perform a two-step transitional impairment review. The first step of this review was completed by June 30, 2002 with the  determination  of the fair value of the
Company's  reporting  units in order to identify  whether the fair value of each reporting  unit was less than its carrying  amount as of January 1, 2002. In the event  that the fair  value of each  reporting  unit was less than the  carrying amount,  the  second  step of the test would be  required  to  determine  if the carrying value of goodwill  exceeded the implied value.  The Company  determined that it did not have a  transitional  impairment  of  goodwill  because the fair value of each  reporting unit exceeded its carrying  amount.  As of December 31,
2002,  no  impairment  of goodwill has been  recognized.  Goodwill  will also be tested for impairment in the manner  described above on July 1st of each year or earlier if indicators of potential  impairment  exist.  If estimates  change,  a materially different impairment conclusion could result.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or
Disposal of Long-Lived Assets." This Statement  addresses  financial  accounting and  reporting for the  impairment of long-lived  assets and for the disposal of long-lived assets and discontinued operations.  SFAS No. 144 superseded SFAS No.
121,  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived
Assets to Be Disposed  Of," and is effective  for fiscal years  beginning  after
December 15, 2001. The adoption of this Standard on January 1, 2002 did not have a material impact on the Company's  consolidated  financial position and results of operations.

     In November 2001, the FASB  announced  Emerging  Issues Task Force ("EITF")
Topic No. D-103, "Income Statement  Characterization of Reimbursements  Received
for  Out-of-Pocket  Expense  Incurred",  which  is  required  to be  applied  in financial reporting periods beginning after December 15, 2001. The EITF requires companies to characterize  reimbursements received for out-of-pocket expenses as revenues in the consolidated statement of operations.  Historically, the Company has netted  reimbursements  received  for  out-of-pocket  expenses  against  the related  expenses  in the  statement  of  operations.  Application  of this EITF requires that comparative financial statements for prior periods be reclassified to comply with the guidance. The Company adopted this EITF as of January 1, 2002 and has  reclassified its  prior-period,  consolidated  financial  statements to conform  to  the  current  presentation.  These  reclassifications  resulted  in increased  revenue and cost of revenue of $2.1  million and $1.7 million for the twelve months ended  December 31, 2001 and 2000,  respectively.  The adoption of this EITF did not have a  material  effect  on total  revenues  or gross  margin percentages  and has no impact on  consolidated  results  of  operations,  as it required an equivalent increase to both revenue and cost of revenue.  Comparable amounts for 2002 are not available as out-of-pocket  expenses are  characterized as revenue upon invoicing.

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated  with  Exit  or  Disposal   Activities,"  which  addresses  financial
accounting and reporting for costs  associated with exit or disposal  activities and supersedes  EITF Issue 94-3,  "Liability  Recognition  for Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with exit or disposal  activities  be recognized  when they are incurred  rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The  Company  will  adopt  the  provisions  of SFAS No.  146 for exit or disposal activities that are initiated after December 31, 2002.

     In  November  2002,  the  FASB  issued   Interpretation   ("FIN")  No.  45,
"Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including
Indirect  Guarantees  and  Indebtedness  of Others," an  interpretation  of FASB
Statements  No. 5, 57 and 107,  and  rescission  of FIN No. 34,  "Disclosure  of
Indirect  Guarantees  of  Indebtedness  of Others." FIN No. 45 elaborates on the disclosures  to be made by the  guarantor  in its interim  and annual  financial statements about its obligations under certain guarantees that it has issued. It also requires  that a guarantor  recognize,  at the inception of a guarantee,  a liability  for the fair  value  of the  obligation  undertaken  in  issuing  the guarantee. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the  guarantor's  obligations  does not apply to product  warranties or to guarantees  accounted for as derivatives.  The initial recognition and measurement  provisions of this interpretation are applicable on a prospective  basis to guarantees  issued or modified  after  December 31, 2002 while the  disclosure  requirements  are effective for financial  statements for interim or annual  periods  ending  after  December  15,  2002.  See Note 18 for
disclosure   of   guarantees.   The  Company   believes  the  adoption  of  such
interpretation  will not have a material impact on its  consolidated  results of operations or financial position.

     In December 2002, the FASB Issued SFAS No. 148, "Accounting for Stock-Based
Compensation  Transition  and  Disclosure,"  an amendment of SFAS No. 123.  This statement  amends SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  this Statement amends the disclosure  requirements of SFAS No. 123 to require prominent  disclosures in both annual and interim  financial  statements about the method of accounting for  stock-based  employee  compensation  and the effect of the method used on  reported  results.  The  transition  guidance  and annual  disclosure  provisions  of SFAS No. 148 are  effective  for fiscal years ending after December 15, 2002. The interim disclosure  provisions are effective for  financial  reports  containing  financial  statements  for interim  periods beginning  after  December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated results of operations or financial position.

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
Interest  Entities." In general,  a variable  interest  entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity  investors  with voting rights or (b) has equity investors that do not provide sufficient  financial  resources for the entity to support  its  activities.  FIN 46  requires  a  variable  interest  entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to receive a
majority  of  the  entity's   residual   returns  or  both.  The   consolidation
requirements of FIN 46 apply  immediately to variable  interest entities created after January 31, 2003. The consolidation  requirements  apply to older entities in the first  fiscal  year or interim  period  beginning  after  June 15,  2003.
Certain of the disclosure  requirements apply in all financial statements issued after  January 31, 2003,  regardless  of when the variable  interest  entity was established.  The  Company  did not have any  variable  interest  entities as of
December 31, 2002.  The Company is currently  evaluating  the  provisions of the interpretation, but believes its adoption will not have a material impact on its consolidated results of operations or its financial position.

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

         Assembled workforce                                 $      386
         Goodwill                                                14,552
         In-process research and development                      2,984
         Prepaid expense                                          2,000
         Property                                                    78
           Total purchase price                              $   20,000

     The amount  allocated to assembled  workforce was being  amortized  over an estimated useful life of three years. The amount allocated to goodwill was being amortized  over an estimated  useful life of five years and with the adoption of
SFAS No. 142, the Company ceased  amortizing these assets as of January 1, 2002.
Additionally,  retention  payments of $2.0  million  were  recorded as a prepaid asset  and  were  expensed  when  paid in 2001  based  upon  defined  employment requirements.

     Based upon an  independent  third-party  appraisal,  the Company  allocated approximately  $3.0 million to in-process  research and development  that was an element  of  the  purchase  price  and  was  expensed  upon  acquisition.  These in-process  research  and  development  expenses  were  related  to new  product projects that were under  development  at the date of the  acquisition  and were expected  to  eventually  lead to new  products  but  had  not  yet  established feasibility  and  for  which  no  future  alternative  use was  identified.  The valuation of the in-process research and development projects was based upon the discounted  expected  future net cash flows of the products over their  expected life,  reflecting  the  estimated  percent of  completion of the projects and an estimate of the costs to complete the projects. New product development projects underway  at API at the time of the  acquisition  included  Sequis,  an eService application  that the Company  estimated  to be 88%  complete at the date of the acquisition.  The cost to complete the project was  estimated  at  approximately
$300,000 to occur over a three-month period. The Company incurred  approximately
$356,000 of research and development expenses related to the project,  which was
100% complete as of September 30, 2000.

     On April 2, 2002, the Company  acquired  certain assets and assumed certain liabilities of eGrail, Inc.  ("eGrail"),  a Web content management company,  for
$9.0 million in cash. This strategic acquisition provides additional Web Content
Management ("WCM") software application  capabilities that expands the Company's position in the Enterprise  Content Management ("ECM") market and contributed to the purchase price that resulted in goodwill.  In accordance  with SFAS No. 141,
"Business  Combinations,"  the  acquisition  has been  accounted  for  under the purchase method of accounting.  The purchase price for eGrail  consisted of $9.0 million cash and direct  acquisition  costs of $359,000.  The purchase price was allocated as follows (in thousands):

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

     The amount  allocated to in-process  research and  development and acquired technology  was  determined  through  established  valuation  techniques  in the high-technology  industry by an independent  third-party  appraiser.  In-process research and development  was expensed upon  acquisition  because  technological feasibility had not been established and no future alternative uses existed. New product development  underway at eGrail at the time of the acquisition  included the next  generation  of their Web Content  Management  product  that was in the early stages of design and only 5% complete at the date of the acquisition.  The cost to complete  the project was  estimated  at  approximately  $3.0 million to occur over a  twelve-month  period.  As of  December  31,  2002 the  Company has incurred approximately $2.9 million of research and development expenses related to the project and estimates an additional  $1.0 million in cost to complete the project within the original  estimated time period. The remaining purchase price was primarily allocated to tangible assets and goodwill. The acquired technology of $3.3  million was assigned a useful life of five years and patents of $24,000 were  assigned a useful  life of two years.  In  accordance  with SFAS No.  142, goodwill will not be amortized but will be reviewed for  impairment on an annual basis.

     Goodwill  from these  acquisitions  was not  impaired at December 31, 2002.
Goodwill is tax deductible for these asset purchases.

Note 4  Related-Party Transactions

     In  July  2001,  the  Compensation  Committee  of the  Company's  Board  of
Directors ("the Board") entered into discussions with Lee Roberts, the Company's
Chief Executive Officer,  regarding a secured loan by the Company to Mr. Roberts to enable him to purchase a home in Orange County, California. In July 2001, the
Compensation  Committee forwarded its recommendation to the Board to approve, in principle,  a secured  loan,  in the amount of $1.2 million to Mr.  Roberts.  In
September 2001, the Compensation  Committee approved, in principle,  an increase in the previously  requested  loan amount to $1.9 million,  subject to review of final loan documents and approval of the Board.  In May 2002,  the  Compensation
Committee reviewed proposed loan documentation for a secured loan to Mr. Roberts and forwarded its  recommendation  to the Board to approve the loan on the terms set forth in the loan documents. The loan documents provided that the loan would be secured by the real estate purchased by Mr. Roberts. Subsequently, on June 5,
2002,  the Board  approved the loan  documents  and the loan. As of December 31,
2002, FileNet has an outstanding secured note receivable from Mr. Roberts in the amount of $1.9 million that relates to the above-referenced loan and is included in other assets on the  consolidated  balance sheet.  The note bears interest at
2.89% per  annum.  Accrued  interest  on the  principal  balance of this note is payable  annually  beginning  February  15,  2003  and  on  each  February  15th
thereafter  until  the  entire   principal   balance  becomes  due.  The  entire
outstanding  principal  balance of this note and any accrued interest is due and payable at the earliest of (a) June 7, 2005,  (b) one year after  termination of
Mr. Roberts'  employment by the Company, or (c) ninety (90) days after voluntary termination of employment by Mr.  Roberts.  Imputed  interest for the difference between the stated  interest rate of the note and a fair value  interest rate of
7% was recorded as  compensation  expense and a discount that is being amortized over  the term of the note to  interest  income  using  the  effective  interest method.  The loan to Mr. Roberts is permitted under Section 13 of the Securities
Exchange Act of 1934 as amended by Section 402 of the Sarbanes-Oxley Act on July
30, 2002 because it was outstanding on that date.  However,  its terms cannot be renewed or materially modified in the future.

     John  Savage,  a member  of  FileNet's  Board of  Directors  and the  Audit
Committee  of  FileNet's  Board of  Directors,  is  Managing  Partner of Alliant
Partners,  who acted as financial  advisors to eGrail and was paid approximately
$500,000  by  eGrail.   Accordingly,   John  Savage  recused  himself  from  all
discussions  related to the acquisition between FileNet and eGrail and abstained from voting on the transaction.

Note 5  Earnings (Loss) Per Share

     The following  table is a  reconciliation  of the earnings (loss) and share amounts used in the  calculation of basic earnings  (loss) per share and diluted earnings (loss) per share.

                                        (In thousands, except per share amounts)
                                                Net                   Per Share
                                       Income (loss)      Shares         Amount
Year ended December 31, 2000:
   Basic earnings per share               $  38,547       34,155        $  1.13
   Effect of dilutive stock options               -        2,610
   Diluted earnings per share             $  38,547       36,765        $  1.05
Year ended December 31, 2001:
   Basic (loss) per share                 $ (16,622)      35,117        $ (0.47)
   Effect of dilutive stock options               -            -
   Diluted (loss) per share               $ (16,622)      35,117        $ (0.47)
Year ended December 31, 2002:
   Basic earnings per share               $   8,272       35,590        $  0.23
   Effect of dilutive stock options               -        1,119
   Diluted earnings per share             $   8,272       36,709        $  0.23

     Options to purchase  3,284,849  shares of common  stock in fiscal 2001 were outstanding  during the year but were not included in the computation of diluted income per share as their effect was antidilutive (Note 14).

Note 6  Accumulated Other Comprehensive Operations

     Accumulated other  comprehensive  operations for each of the three years in the period ended December 31 are comprised of the following:

                                                                        (In thousands)
                                      Foreign                             Accumulated
                                     Currency         Unrealized                Other
                                  Translation            Holding        Comprehensive
                                   Adjustment      Gains (Losses)          Operations
Balance, January 1, 2000          $   (7,638)            $   (97)          $   (7,735)
   Current Period Changes             (3,385)                 59               (3,326)
Balance, December 31, 2000           (11,023)                (38)             (11,061)
   Current Period Changes             (3,056)                 77               (2,979)
Balance, December 31, 2001           (14,079)                 39              (14,040)
   Current Period Changes              7,631                  27                7,658
Balance, December 31, 2002        $   (6,448)            $    66           $   (6,382)

Note 7  Investment Securities Available for Sale

     The Company's  investments in marketable  securities  consist  primarily of high-grade  corporate and  government  securities  with  maturities of less than three years.  Investments purchased with an original maturity of three months or less are  considered  to be cash  equivalents.  The following  table  summarizes investment securities available for sale as of December 31:

                                                           (In thousands)
        Investment securities available for sale:       2002        2001
         Cost                                      $  54,945   $  64,597
         Gross unrealized gains                          107          87
         Gross unrealized losses                           -         (24)
         Estimated fair value                      $  55,052   $  64,660

     There were no  significant  realized  gains or losses  for the years  ended
December 31, 2002 and December 31, 2001.  Unrealized holding gains and losses on investments,  net of  tax,  are  included  in  accumulated  other  comprehensive operations  in  stockholders'  equity at December 31, 2002 and 2001,  and were a
$66,000 gain and a $39,000 gain, respectively.  The change year over year was an unrealized gain of $27,000, net of tax.

     The contractual maturities of investments at December 31, 2002 and 2001 are shown below.  Actual maturities may differ from contractual  maturities  because the issuer of the securities may have the right to repurchase such securities.

     The Company  classifies  short-term  investments in current assets,  as all such investments are available for current operations.

                                                                           (In thousands)
                                                  2002                      2001
                                                     Estimated                 Estimated
                                             Cost   Fair Value         Cost   Fair Value
  Debt Securities
    Due in one year or less:
       Short-term munis-taxable         $   4,227    $   4,232    $   3,297    $   3,278
       Commercial paper                         -            -        3,485        3,486
       Corporate                            4,659        4,681       10,832       10,855
       Governments/Agencies                20,244       20,275       46,983       47,041
          Total                            29,130       29,188       64,597       64,660
  Due in one to three years:
       Short-term munis-taxable             2,315        2,329            -            -
       Commercial paper                         -            -            -            -
       Corporate                                -            -            -            -
       Government/Agencies                 23,500       23,535            -            -
          Total                            25,815       25,864            -            -
  Grand Total                           $  54,945    $  55,052    $  64,597    $  64,660

Note 8  Inventories

     Inventories consisted of the following at December 31:

                                                         (In thousands)
                                                 2002             2001
        Raw materials                       $   1,538        $   1,872
        Work-in-process                           979              788
        Finished goods                             51              333
        Total                               $   2,568        $   2,993

Note 9  Property

     Property consisted of the following at December 31:

                                                                    (In thousands)
                                                             2002            2001
      Machinery, equipment and software                $  118,723      $  121,815
      Furniture and fixtures                               13,213          13,611
      Leasehold improvements                               23,416          22,058
          Total property                                  155,352         157,484
      Less accumulated depreciation and amortization     (120,711)       (113,278)
      Property, net                                    $   34,641      $   44,206

Note 10  Leases and Commitments

     The Company leases its corporate  offices,  sales offices,  development and manufacturing  facilities,  and other equipment under  non-cancelable  operating leases,  some of which have renewal options and generally provide for escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet.

     Expenses related to operating leases were $16.0 million, $17.5 million, and
$18.3  million  for  the  years  ended   December  31,  2002,   2001  and  2000,
respectively.  The following  table  summarizes  future  minimum lease  payments required under operating leases at December 31, 2002:

                                            (In thousands)
                2003                           $   13,815
                2004                               11,861
                2005                               10,273
                2006                                9,552
                2007                                9,288
                Thereafter                          8,815
                Total                          $   63,604

     The Company  continues to invest in  technology  equipment and software for
research  and  development  and  for  information  systems   infrastructure  and
telecommunications. These investments have been funded through operating leases, capital leases, cash purchases and sale leaseback transactions, including a sale leaseback  commitment  of  $433,400  in 2000  related  to  previously  purchased technology  equipment  and  software.  In July 2001,  the Company  converted its outstanding  leases  associated with these  investments  into an  eighteen-month capital  lease with a value of $2.6  million.  No future lease  commitments  are required under this lease at December 31, 2002.

     The Company  licenses  certain software from third parties with contractual arrangements  that require future payment  obligations.  These  obligations were
$3.8 million, $3.4 million and $4.7 million at December 31, 2002, 2001 and 2000, respectively, and were due the following year.

Note 11  Product Warranty

     The Company  provides a 90-day warranty for its hardware  products  against defects in  materials  and  workmanship  and for its software  products  against substantial  nonconformance to the published  documentation at time of delivery.
For hardware  products the Company  accrues  warranty  costs based on historical trends in product  return  rates and the  expected  material  and labor costs to provide  warranty  services.  For  software  products,  the Company  records the estimated cost of technical  support during the warranty period. A provision for these  estimated  warranty costs is recorded at the time of sale or license.  If the Company were to experience an increase in warranty  claims compared with our historical  experience,  or costs of servicing warranty claims were greater than the  expectations  on which the accrual had been based,  gross  margins could be adversely affected.

     The following table  represents the warranty  activity and balances for the periods shown (in thousands):

                                    Balance at                                 Balance at
                                     Beginning                                        End
                                     of Period     Additions     Deductions     of Period
Year ended December 31, 2002
   Warranty reserves                 $     772         1,146          1,190     $     728
Year ended December 31, 2001:
   Warranty reserves                       764         1,801          1,793           772
Year ended December 31, 2000:
   Warranty reserves                 $     554         2,579          2,369     $     764

Note 12  Goodwill and Purchased Intangible Assets

     In  acquisitions  accounted  for using the  purchase  method,  goodwill  is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified  intangible assets  acquired.  SFAS No. 142  requires  that  amortization  of  goodwill  and indefinite life  intangibles be  discontinued  and replaced with periodic review and  analysis  of  goodwill  for  possible  impairment.  Intangible  assets with definite lives must be amortized over their  estimated  useful lives. On January
1, 2002 the Company adopted SFAS No. 142, and as a result, goodwill is no longer amortized.  Summarized below are the effects on net income (loss) per share data if the Company had followed the  non-amortization  provisions of SFAS No.142 for all periods presented (in thousands, except per share amounts):

     Year ended December 31,                                     2002         2001         2000
     Net income (loss):
        As reported                                        $    8,272   $  (16,622)   $  38,547
        Add:  goodwill and assembled workforce
        amortization, net of taxes                                  -        1,619        1,346

           Adjusted net income (loss)                      $    8,272   $  (15,003)   $  39,893

     Basic net income (loss) per share:
        As reported                                        $     0.23   $    (0.47)   $    1.13
        Add:  goodwill and assembled workforce
        amortization, net of taxes                                  -         0.04         0.04

           Adjusted basic net income (loss) per share      $     0.23   $    (0.43)   $    1.17

     Diluted net income (loss) per share:
        As reported                                        $     0.23   $    (0.47)   $    1.05
        Add:  goodwill and assembled workforce
        amortization, net of taxes                                  -         0.04         0.04

           Adjusted diluted net income (loss) per share    $     0.23   $    (0.43)   $    1.09

     A portion of goodwill and  intangible  assets were allocated to our Ireland subsidiary  and therefore the following  tables reflect  amounts  resulting from foreign exchange translation.

     The  following  table  presents  the changes in goodwill  allocated  to the reportable segments (in thousands):

                              Balance at                                 Foreign      Balance at
                            December 31,                                Currency    December 31,
                                    2001    Acquired   Adjustments   Fluctuation            2002

 Software                     $   4,914   $   3,654      $      90     $     483       $   9,141
 Customer support                 3,271         406             60           322           4,059
 Professional Services and
  Education                       1,768       1,733             32           174           3,707
 Hardware                             -           -              -             -               -
   Total                      $   9,953   $   5,793      $     182     $     979       $  16,907

     The acquired  goodwill  resulted  from the  acquisition  of eGrail in April
2002.  The  adjustments  were  due to  the  reclassification  of  the  assembled workforce  intangible to goodwill at January 1, 2002 as a result of the adoption of SFAS No. 142.

     Acquired  technology and patents are the Company's only  intangible  assets subject to  amortization  under Statement No. 142. These assets were recorded in connection  with the April 2002  eGrail  acquisition  and are  comprised  of the following as of December 31, 2002 (in thousands):

                                                                Foreign
                                          Accumulated          Currency
                                Gross    Amortization       Fluctuation             Net
  Acquired technology     $    3,468        $    (532)         $     79       $   3,015
  Patents                         25              (12)                1              14
                          $    3,493        $    (544)         $     80       $   3,029

     Acquired technology is being amortized over a useful life of five years and patents  are  being  amortized  over a useful  life of two  years.  Amortization expense for  amortizing  intangible  assets was $523,400 for 2002 and  estimated future  amortization  expense  (excluding  foreign exchange effect) of purchased intangible assets as of December 31, 2002 is as follows (in thousands):

                    Fiscal Year              Amount
                        2003             $      720
                        2004                    712
                        2005                    709
                        2006                    709
                        2007                    179
                                         $    3,029

Note 13  Borrowing Arrangements

     The Company has a one-year,  $5.0 million multi-currency  revolving line of credit  that  expires  June 27,  2003.  Borrowings  under  the  arrangement  are unsecured and bear interest at one hundred and twenty-five basis points over the
London Interbank Offered Rate. A standby letter of credit fee of one hundred and twenty-five  basis points per annum and an annual  commitment fee of fifty basis points are assessed against any undrawn amounts.

     The  Company is  restricted  from paying  dividends  during the term of the arrangement  and,  under the  arrangement,  must comply with  certain  financial covenants,  including  quarterly  and  annual  profitability  covenants.  As  of
December 31, 2002 the Company was in compliance  with all covenants.  There were no borrowings outstanding at December 31, 2002 and 2001.

Note 14  Stockholders' Equity

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

     Employee Stock Purchase Plans.   In  May 1998,  FileNet  adopted  the  1998
Employee Stock Purchase Plan and the International  Employee Stock Purchase Plan
(the "Purchase Plans"). A total of 300,000 shares were authorized to be added to the remaining share reserve under the predecessor 1988 Employee  Qualified Stock
Purchase Plan so that the total share reserve for the Purchase Plans would be no more  than  400,000  shares.  In  May  2001,  shareholders  approved  adding  an additional 300,000 shares to the reserve. In addition, in May 2002, shareholders approved an additional  1,100,000 shares to the reserve.  Under the terms of the
Purchase  Plans,  common stock may be offered in successive  six-month  offering periods to eligible  employees  of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever is lower.
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

income in connection with the Purchase Plans. At December 31, 2002, $960,269 had been withheld from  employees'  salaries  pursuant to the Purchase Plans for the current offering period,  which expires on April 30, 2003. At December 31, 2002, approximately 1,134,434 shares remained available for future issuance.

     Stock Option Plans.  In  April 1986,  the  Company  adopted  the 1986 Stock
Option Plan (the "1986 Plan"). Under the amended terms of the 1986 Plan, options to purchase  6,500,000  shares of the  Company's  common stock were reserved for issuance to employees, officers and directors. Options to purchase 80,740 common shares were  exercisable  under the 1986 Plan at December 31, 2002. In May 1995, the 1986 Plan was  terminated as to future  grants and the remaining  reserve of
140,098  shares was  transferred  into the 1995 Stock Option Plan ("1995 Plan").
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

     In May 1995, the Company adopted the 1995 Plan.  Under the amended terms of the 1995 Plan,  options to purchase  8,350,000  shares of the  Company's  common stock were  reserved for issuance to  employees,  officers and  directors.  This reserve was added to the 140,098  shares of common  stock  transferred  from the
1986 Plan.  Options  granted  under the 1995 Plan's  Discretionary  Option Grant
Program for employees and the Automatic  Option Grant Program for directors have an exercise  price per share of 100% of the fair  market  value per share on the grant date and become exercisable in 25% annual installments  beginning one year from the date of grant.  On October 21, 1999,  the Plan's  Discretionary  Option
Program was amended to change the vesting  schedule of all options  granted from that date forward to vest  twenty-five  percent (25%) of the option shares after twelve (12) months of service from the grant date and the balance of the options to vest in thirty-six (36) successive equal monthly installments upon completion of each  additional  month of  service  thereafter.  As of  December  31,  2002,
4,388,466 options were exercisable under the 1995 Plan.

     Prior  to  their  merger  with  FileNet  in March  1996  and  August  1995, respectively, Saros and Watermark Software, Inc. had adopted stock option plans.
The  Company  assumed  the Saros  Plan and the  Watermark  Plan and  outstanding options were  converted  into options to purchase an aggregate of 975,976 shares of FileNet common stock.  Outstanding options under these plans will continue to be governed by the provisions of the agreements  evidencing those grants. To the extent any of those  outstanding  options terminate or expire prior to exercise, the shares  subject  to those  unexercised  options  will not be  available  for subsequent  option  grant.  At December 31, 2002, a total of 7,789  options were outstanding and exercisable  under the Saros Plan. No shares remain  outstanding or exercisable under the Watermark Plan.

     Future  grants  to  non-employee  directors  are to be  granted  under  the provisions of the 1995 Plan or the 2002  Incentive  Award Plan. On May 15, 1998,
the shareholders approved an amendment to the 1995 Plan for the Automatic Option
Grant  Program to  non-employee  directors  to increase  the  initial  option to purchase  25,000 shares of FileNet common stock at fair market value on the date of grant and an additional  7,000 shares of FileNet  common stock at fair market value on the date of grant every year following the initial grant, provided such person continued to be a director at such time.

     In  August  1997,  the  Company  filed a Form S-8 with the  Securities  and
Exchange  Commission  registering a Non-Statutory  Stock Option Grant of 600,000 shares, dated May 22, 1997, to the Company's current Chief Executive Officer and a Non-Statutory  Stock Option Grant of 160,000  shares,  dated June 18, 1997, to the Company's  current  President.  In April 2001,  the Company filed a Form S-8 with the Securities and Exchange  Commission  registering a Non-Statutory  Stock
Option Grant of 140,000  shares,  dated  September  13, 2000,  to the  Company's current Chief Financial Officer.  Such grants were in accordance with employment agreements  entered  into by the Company  and the  grantees.  The  non-statutory options  granted  prior to October 21, 1999 have an exercise  price per share of
100% of the fair  market  value  per  share on the date of grant and vest in 25%
installments  beginning one year from the date of grant and will expire no later than ten years from the date of grant. The  non-statutory  options granted after
October  21,  1999 have an  exercise  price per share of 100% of the fair market value  per  share  on the  date of  grant  and  vest in  installments  with  25%
exercisable  after  twelve  months of service  and the  balance  exercisable  in thirty-six  successive  equal  monthly  installments  upon  completion  of  each additional  month of service  thereafter and will expire no later than ten years after the grant date. As of December 31, 2002,  474,532 options were exercisable related  to  these  Non-Statutory  Stock  Option  Grants  and  364,218  had been exercised to date.

     In May 2002, the Company  adopted the 2002 Incentive  Award Plan (the "2002
Plan").  Under the terms of the 2002 Plan,  options to purchase 1,400,000 shares of the  Company's  common stock were  reserved  for  issuance to key  employees, consultants  and  independent  directors,  of which only  140,000  shares may be issued as restricted stock.  Options granted under the 2002 Plan for independent directors,  consultants  and key employees  have an exercise  price per share of
100% of the fair  market  value  per share on the grant  date.  Options  for key employees  and  consultants  become  exercisable  as to 25% of the option shares after  twelve  months of  service  from the grant  date and the  balance  of the options in thirty-six  successive equal monthly  installments upon completion of each additional month of service thereafter.  Options for independent  directors become  exercisable as to 25% per year on each of the first,  second,  third and fourth anniversary provided the director continues as an independent director on each such  anniversary.  As of December  31,  2002,  1,250,930  options had been granted and no options were exercisable under the 2002 Plan.

     Information regarding all stock option plans is as follows:

                                                                   Number of    Weighted Average
                                                                     Options      Exercise Price
Balances, January 1, 2000                                          7,119,293         $     10.87
            Granted (weighted average fair value of $12.50)        2,161,995               21.67
            Exercised                                             (2,081,458)               9.31
            Cancelled                                               (843,738)              13.87
Balances, December 31, 2000                                        6,356,092         $     14.64
            Granted  (weighted average fair value of $9.30)        2,442,985               16.88
            Exercised                                               (485,270)               9.74
            Cancelled                                               (303,354)              16.45
Balances, December 31, 2001                                        8,010,453         $     15.56
            Granted  (weighted average fair value of $7.02)        1,559,230               13.63
            Exercised                                               (286,114)               9.56
            Cancelled                                               (577,253)              21.42
Balances, December 31, 2002                                        8,706,316         $     15.12

     The following table summarizes information concerning currently outstanding and exercisable options:

                                     Options Outstanding                 Options Exercisable
                                         Weighted
                                          Average       Weighted                      Weighted
                                        Remaining        Average                       Average
Range of                     Number   Contractual       Exercise          Number      Exercise
Exercise Price          Outstanding   Life (Years)         Price     Exercisable         Price
$1.39 to $9.00            1,767,190          4.81      $    7.95       1,719,850     $    7.93
$9.17 to $12.86           1,738,495          8.08          11.85         640,804         10.66
$12.97 to $15.16          1,823,134          8.28          13.56         691,670         13.73
$15.17 to $21.13          1,751,764          7.87          17.69         794,527         17.81
$21.38 to $41.84          1,625,733          7.06          25.41       1,104,676         25.75
$1.39 to $41.84           8,706,316          7.22      $   15.12       4,951,527     $   14.65

     The Company accounts for its stock-based  compensation  plans in accordance with APB No. 25 and  related  interpretations.  In July  2000,  the  vesting  of options to purchase 75,625 shares were accelerated and immediately  exercised in
connection  with  the  resignation  of  one  of  the  Company's  officers.   The
transaction   was  recorded  as   compensation   expense  with  an  increase  in
stockholders  equity  of  $581,000.  No  stock-based  compensation  expense  was recorded  in the  consolidated  statements  of  operations  for the years  ended
December 31, 2002 and 2001, respectively.

     The  following  table  summarizes  the  Company's net income (loss) and net income  (loss)  per share on a pro forma  basis  had  compensation  cost for the
Company's stock-based compensation plans been determined based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

(In thousands, except per share amounts)                       2002             2001             2000
 Net income (loss), as reported                            $  8,272       $  (16,622)       $  38,547
  Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                                     (8,735)         (12,381)          (8,807)

 Pro forma net income (loss)                               $   (463)      $  (29,003)       $  29,740

 Earnings per share:
  Basic earnings (loss) per share - as reported            $   0.23       $    (0.47)       $    1.13
  Basic earnings (loss) per share - pro forma              $  (0.01)      $    (0.83)       $    0.87

  Diluted earnings (loss) per share - as reported          $   0.23       $    (0.47)       $    1.05
  Diluted earnings (loss) per share - pro forma            $  (0.01)      $    (0.83)       $    0.81

     The fair  value of each  option  grant was  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000;  expected  volatility of 68%
for 2002,  78% for 2001 and 80% for 2000;  risk-free  interest  rates of 2.0% to

4.61%  for  2002,  3.6% to 5.3% for  2001,  and 6.1% to 6.5%  for  2000;  and an
expected  life of one year from the vest date.  Pro forma  compensation  cost of shares issued under the Employee Qualified Stock Purchase Plan is measured based on the  discount  from market value on the date of purchase in  accordance  with
SFAS No. 123.

     Retirement of Shares. In September 2001,  375,700 shares were cancelled and retired as part of a litigation settlement (Note 17).

Note 15  Income Taxes

     The provision for income taxes at December 31, 2002, 2001 and 2000 consists of the following:

                                                            (In thousands)
Year ended December 31,                  2002          2001          2000
Current:
     Federal                       $  (2,126)     $   (324)     $  12,758
     State                                235         1,261         1,121
     Foreign                            2,740         2,716         7,573
Deferred:
     Federal                            1,276       (4,550)      (11,286)
     State                                353       (3,736)         1,038
     Foreign                                -             -             -
Total provision (benefit)           $   2,478     $ (4,633)     $  11,204

     Income (loss) before income taxes consists of the following components:

                                                            (In thousands)
Year ended December 31,                  2002          2001          2000
United States                       $    (307)   $ (17,442)     $  20,556
Foreign                                11,057       (3,813)        29,195
  Total                             $  10,750    $ (21,255)     $  49,751

     A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

     Year ended December 31,                               2002         2001        2000

     Income taxes (benefit), at statutory federal rate       35%         (35)%        35%

     State taxes (benefit), net of federal benefit            3           (7)          3

     Tax rate differential on foreign earnings              (10)          13         (15)

     Change in valuation allowance                            -            6          (3)

     R and D Credit                                          (7)          (3)          -

     Other                                                    2            4           3

     Total                                                   23%         (22)%         23%

     Deferred income taxes reflect the net tax effects of temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. The income tax effects of these temporary  differences  representing  significant portions of the deferred taxes at December 31, 2002 and 2001 are as follows:

                                                                 (In thousands)
    Year ended December 31,                                2002           2001
    Deferred taxes:
         Loss carryforwards                           $  23,391      $  25,075
         Tax credit carryforwards                        11,408         10,368
         Accrued expenses                                 3,321          3,478
         Sales returns and allowance reserves               405            324
         Deferred revenue                                 4,035          6,291
         Depreciable assets and amortizable assets        5,996          4,860
         Other                                           (2,122)        (1,488)
    Total                                                46,434         48,908
    Valuation allowance                                 (23,840)       (24,684)
    Net deferred tax asset                            $  22,594      $  24,224

     The  Company  maintains  a  valuation  allowance  against a portion  of the deferred tax asset due to uncertainty regarding the future realization and after weighing all  available  evidence.  Approximately  $9.0 million of the valuation allowance  is  attributable  to  the  potential  tax  benefit  of  stock  option transactions  that will be credited  directly to additional  paid-in  capital if realized.  The net increase  (decrease)  in the total  valuation  allowance  was
$(844,000),   $1,316,000,   and   $2,240,000   during  2002,   2001,  and  2000,
respectively.

     The  Company  has  $60.1  million   domestic  federal  net  operating  loss
carryforwards  that  can be  utilized  to  reduce  future  taxable  income.  Any unutilized  net operating  loss  carryforward  will begin  expiring in 2011. The
Company has $11.4 million tax credit  carryforwards  that will begin expiring in
2003.

     At December 31, 2002, the Company had French,  Irish, Japanese and Austrian
tax loss carryforwards  relating to its foreign subsidiary operations that total approximately $14.3 million; the majority of which have no expiration.

     No  provision  has been  made for  federal  or  state  income  taxes on the unremitted  earnings of the Company's  foreign  subsidiaries  (cumulative  $61.0 million at December 31, 2002) since the Company plans to  indefinitely  reinvest all such earnings offshore.  At December 31, 2002, the unrecognized deferred tax liability for these earnings was approximately $23.4 million.

Note 16  Operating Segment and Geographic Information

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

     The Company's  reportable  operating  segments include Software,  Hardware,
Customer  Support,  and  Professional  Services  and  Education.   The  Software
operating segment develops,  markets, and sells a unified platform and framework for ECM software and solutions.  The Hardware operating segment manufactures and markets the  Company's  line of OSAR  libraries.  The Customer  Support  segment provides after-sale support for software, as well as providing software upgrades under the Company's right to new versions program. The Professional Services and
Education segment provides  fee-based  implementation  and technical  consulting services related to the Company's standard products and provides training.

     The accounting policies of the Company's operating segments are the same as those described in Note 2- Summary of Significant  Accounting  Policies - except that the disaggregated  financial results of the segments reflect  allocation of certain functional  expense  categories  consistent with the basis and manner in which Company management internally  disaggregates financial information for the purpose  of  assisting  in making  internal  operating  decisions.  The  Company evaluates performance based on stand-alone segment operating income. Because the
Company  does not  evaluate  performance  based on the  return  on  assets or on interest income at the operating  segment level,  assets and interest income are not tracked internally by segment. Therefore, such information is not presented.

     Operating  segment data for the three years ended December 31, 2002, was as follows:

                                                                                         (In thousands)
                                                                Professional
                                                     Customer   Services and
                                        Software      Support      Education   Hardware   Consolidated
 Year Ended December 31, 2002
 Revenue                              $  132,508   $  149,847      $  56,959   $  7,703     $  347,017
 Depreciation and amortization            10,215        7,527          3,550        296         21,588
 Operating (loss) income                 (51,413)      60,258         (3,212)       (92)         5,541
 Assets                                        -            -              -          -        328,036
 Capital expenditures                      5,146        3,881          1,601        197         10,825
 Year Ended December 31, 2001
 Revenue                              $   119,014  $  132,382      $  69,186   $ 14,028     $  334,610
 Depreciation and amortization            10,835        8,540          4,377        597         24,349
 Operating (loss) income                 (59,296)      39,336         (3,259)      (539)       (23,758)
 Assets                                        -            -              -          -        301,639
 Capital expenditures                      7,077        4,161          2,477        360         14,075
 Year Ended December 31, 2000
 Revenue                              $   204,872  $  110,306      $  63,985   $ 21,199     $  400,362
 Depreciation and amortization            10,288        6,049          3,051        439         19,827
 Operating income                         14,979       29,351         (1,531)     1,546         44,345
 Assets                                        -            -              -          -        324,093
 Capital expenditures                     12,149        9,938          4,932        702         27,721

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

                                                                                         (In thousands)
Year ended December 31,               2002                      2001                        2000
                             Revenue       Assets       Revenue       Assets       Revenue       Assets
North America:
   United States          $  251,447   $  251,928    $  244,902   $  234,408    $  282,311   $  231,973
   Canada                      5,581        5,398         6,787        6,143         7,925        6,055
   Total North America       257,028      257,326       251,689      240,551       290,236      238,028

Europe:
   France                      6,593        2,086         7,800        1,753         7,153        2,328
   Germany                    22,174        3,632        19,565        5,920        26,909       10,038
   United Kingdom             22,950       18,145        16,851       18,275        23,867       18,680
   Ireland                         -       37,114             -       26,925             -       42,989
   Other Europe               26,236        4,902        27,901        5,320        33,806        7,851
   Total Europe               77,953       65,879        72,117       58,193        91,735       81,886

Asia Pacific                   9,916        4,831         7,968        2,895        12,966        4,046
All other                      2,120            -         2,836            -         5,425          133
Totals                    $  347,017   $  328,036    $  334,610   $  301,639    $  400,362   $  324,093

Note 17  Litigation

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
2001.

     In the normal  course of  business,  the  Company  is  subject to  ordinary routine  litigation  and claims  incidental  to  business.  While the results of litigation and claims cannot be predicted with certainty,  the Company  believes that the final  outcome  of these  matters  will not have a  materially  adverse effect on its consolidated results of operations or financial conditions.

Note 18  Guarantees and Indemnifications

     In November  2002,  the FASB  issued FIN 45,  "Guarantor's  Accounting  and
Disclosure  Requirements  for  Guarantees,   Including  Indirect  Guarantees  of
Indebtedness   of  Others."  FIN  45  elaborates  on  the  existing   disclosure
requirements  for most  guarantees,  including loan  guarantees  such as standby letters  of  credit.  It also  clarifies  that at the  time a  company  issues a guarantee,  the company must recognize an initial  liability for the fair value, or market  value,  of the  obligations  it assumes  under the guarantee and must disclose that  information in its interim and annual financial  statements.  The provisions  related to recognizing a liability at inception of the guarantee for the fair  value  of the  guarantor's  obligations  does  not  apply  to  product warranties,  guarantees  accounted for as derivatives  or to guarantees  between parents and  subsidiaries  under common  control.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 15, 2002. The disclosure  requirements  are effective for financial statements of interim and annual periods ending after December 15,
2002.

     The Company has made guarantees and indemnifications, under which it may be required to make payments to a guaranteed or indemnified  party,  in relation to certain transactions.  In connection with the sales of its products, the Company provides  intellectual  property  indemnities to its  customers.  Guarantees and indemnities to customers in connection with product sales and service  generally are  subject to limits  based upon the amount of the  related  product  sales or service.  In connection with certain facility leases, the Company has guaranteed
payments  on  behalf  of  some  of  its  subsidiaries.   To  provide  subsidiary
guarantees,  the  Company  either  uses  its  $5.0  million  line of  credit  as collateral to unconditionally  guarantee the performance of locally  denominated bank  guarantees or it obtains both secured and unsecured bank  guarantees  from local banks.  These bank guarantees  totaled an equivalent of approximately $1.0 million issued in local currency in Europe and Asia as of December 31, 2002. The
Company  indemnifies its directors and officers to the maximum extent  permitted under  the laws of the State of  Delaware.  The  Company  has not  recorded  any liability for these guarantees and indemnities in the accompanying  consolidated balance sheet and the maximum  amount of potential  future  payments  under such guarantees and indemnities is not determinable, other than as described above.

     The  Company's  product  warranty  provision  reflects   management's  best
estimate of probable  liability under its product  warranties.  The warranty for hardware  products is based on historical trends in product return rates and the expected  material and labor costs to provide warranty services and for software products warranty is based on the estimated cost of technical support during the warranty  period.  The balance of these  liabilities  as of December 31, 2002 is provided in Note 11.

Note 19  Other Financial Instruments

     The Company  enters into  forward  foreign  exchange  contracts on the last business day of each  quarter,  all maturing in three months.  Accordingly,  the
fair  value   of  such  contracts   is  zero  at  December 31,  2002  and  2001.

The following  table  summarizes the notional  amounts of the Company's  foreign currency agreements entered into on December 31, 2002 and 2001:

  At December 31,                     2002                               2001
                           Notional          Notional         Notional          Notional
                             Amount            Amount           Amount            Amount
                          Purchased              Sold        Purchased              Sold
  European           $   16,721,200     $   4,128,147   $   22,646,890    $   10,929,345
  Australian                 47,149                 -                -           444,911
  Asian                   1,648,157                 -        1,040,327                 -
  Canadian                  574,604                 -                -         1,473,194
  Total              $   18,991,110     $   4,128,147   $   23,687,217    $   12,847,450

     The following  table  summarizes  the amounts due to (from) the Company for realized gains (losses) on the Company's  foreign  exchange  contracts closed on
December 31, 2002 and 2001 that were $952,917 and $(787,551),  respectively. The actual settlement with the banks occurs in January of the following year.

       At December 31,                     2002                2001
       European                     $   962,247        $   (718,420)
       Australian                       (12,531)            (24,829)
       Asian                              8,747             (40,864)
       Canadian                          (5,546)             (3,438)
       Total                        $   952,917        $   (787,551)

Note 20  Quarterly Financial Information (Unaudited)

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

                                                                  (In thousands, except per share amounts)
                                                First       Second        Third       Fourth       Fiscal
                                              Quarter      Quarter      Quarter      Quarter         Year
   Year ended December 31, 2002:
      Revenue                               $  86,241    $  88,227    $  83,102    $  89,447    $ 347,017
      Gross profit                             58,692       60,974       58,316       63,459      241,441
      Income before income taxes                1,818        2,205        1,804        4,923       10,750
      Net income                                1,364        1,734        1,389        3,785        8,272
      Basic earnings per share                   0.04         0.05         0.04         0.11         0.23
      Diluted earnings per share                 0.04         0.05         0.04         0.10         0.23

   Year ended December 31, 2001:
      Revenue                               $  84,494    $  82,848    $  80,581    $  86,687    $ 334,610
      Gross profit                             49,946       51,756       52,696       60,187      214,585
      Income (loss) before income taxes        (7,631)     (13,222)      (2,856)       2,454      (21,255)
      Net income (loss)                        (5,571)     (10,695)      (2,228)       1,872      (16,622)
      Basic earnings (loss) per share           (0.16)       (0.30)       (0.06)        0.05        (0.47)
      Diluted earnings (loss) per share         (0.16)       (0.30)       (0.06)        0.05        (0.47)

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Stockholders and the Board of Directors
FileNet Corporation
Costa Mesa, California

We have audited the consolidated financial statements of FileNet Corporation and its subsidiaries (the Company) as of December 31, 2002 and 2001, and for each of the three  years in the period  ended  December  31,  2002,  and have issued our report  thereon dated January 29, 2003 (which  report  expresses an  unqualified opinion and includes an explanatory paragraph referring to a change in method of accounting for goodwill and other intangible  assets in 2002). Such consolidated financial  statements  and report is included  elsewhere in this Form 10-K.  Our audits also included the financial statement schedule of FileNet Corporation and its  subsidiaries,  listed in Item 15.  This  consolidated  financial  statement schedule is the responsibility of the Company's  management.  Our responsibility is to express an opinion based on our audits. In our opinion,  such consolidated
financial  statement  schedule,   when  considered  in  relation  to  the  basic
consolidated  financial  statements taken as a whole,  presents  fairly,  in all material respects, the information set forth therein.

/s/ DELOITTE and TOUCHE LLP

Costa Mesa, California
January 29, 2003

                                                    SCHEDULE II

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                          (In thousands)
                                                                 Additions
                                                Balance at      Charged to                      Balance
                                                 Beginning     Revenue and                       at End
                                                 of Period        Expenses     Deductions     of Period
      Year ended December 31, 2002:
         Inventory reserves                       $    188             139             26      $    301
         Allowance for doubtful accounts
           and sales returns                      $  3,567           1,752          1,087      $  4,232
      Year ended December 31, 2001:
         Inventory reserves                       $    234              26             72      $    188
         Allowance for doubtful accounts
           and sales returns                      $  5,518           1,482          3,433      $  3,567
      Year ended December 31, 2000:
         Inventory reserves                       $    326               -             92      $    234
         Allowance for doubtful accounts
           and sales returns                      $  4,542           2,280          1,304      $  5,518

                                                          S-1

                                  EXHIBIT INDEX

    Exhibit Number    Exhibit Title

      21.1     List  of  subsidiaries  of  Registrant  (filed as  FileNet
               Corporation Subsidiary Information)

      23.1     Independent Auditors' Consent

      99.1     Certifications pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

EX-21.1

     LIST OF SUBSIDIARIES OF REGISTRANT

        FileNet Canada, Inc.
        FileNet Company Limited (Ireland)
        FileNet Corporation Asia Pacific Pte. Ltd. (Singapore)
        FileNet Corporation BV (The Netherlands)
        FileNet Corporation Korea
        FileNet Corporation, Pty. Ltd (Australia)
        FileNet France S.A.R.L.
        FileNet GesmbH (Austria)
        FileNet GmbH (Germany)
        FileNet Hong Kong Limited
        FileNet Iberia, S.L. (Spain)
        FileNet Italy, S.R.L.
        FileNet Japan
        FileNet Limited (United Kingdom)
        FileNet Poland Sp.zo.o
        FileNet (Proprietary) Limited (South Africa)
        FileNet Sweden AB
        FileNet Switzerland GmbH

EX-23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the  incorporation  by reference in  Registration  Statement  Nos.
33-90454,  33-96076,  33-80899,  333-02194,   333-09075,  333-34031,  333-66997,
333-89983,  333-43254,  333-59274, 333-71598, 333-96711 and 333-96713 of FileNet
Corporation  on Form S-8 of our reports  dated  January  29,  2003 (such  report expresses an unqualified opinion and explanatory paragraph referring to a change in method of  accounting  for  goodwill  and other  intangible  assets in 2002), appearing in this Annual Report on Form 10-K of FileNet Corporation for the year ended December 31, 2002.

/s/ DELOITTE and TOUCHE LLP

Deloitte and Touche LLP
Costa Mesa, California
March 28, 2003