Form 10-Q
period 2003-03-31
FILENET CORP
filed 2003-05-14
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended March 31, 2003

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
                                                      Yes  |X|  No |_|

  Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule
  12b-2 of the Securities Exchange Act of 1943:
                                                      Yes  |X|  No |_|

  As of May 13, 2003, there were 36,208,052 shares of the Registrant's common stock outstanding.

                                      FILENET CORPORATION
                                             Index

                                                                                    Page
                                                                                  Number

     PART I.        FINANCIAL INFORMATION..........................................   3

     Item 1.        Unaudited Condensed Consolidated Financial Statements  ........   3

     Item 2.        Management's Discussion and Analysis of Financial Condition

     INDEX TO
     EXHIBITS       ...............................................................  37

                                              2

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                               FILENET CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                         March 31,      December 31,
                                                             2003              2002
ASSETS
Current assets:
  Cash and cash equivalents                          $    152,321       $   130,154
  Short-term investments                                   24,571            29,188
  Accounts receivable, net                                 40,461            44,839
  Inventories, net                                          2,547             2,568
  Prepaid expenses and other current assets                15,103            13,317
  Deferred income taxes                                       802               802
  Total current assets                                    235,805           220,868

  Property, net                                            32,401            34,641
  Long-term investments                                    32,633            25,864
  Goodwill                                                 17,146            16,907
  Intangible assets, net                                    2,894             3,029
  Deferred income taxes                                    21,799            21,792
  Other assets                                              5,436             4,935
   Total assets                                      $    348,114       $   328,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $      5,916       $     7,706
  Customer deposits                                         4,016             2,962
  Accrued compensation and benefits                        23,955            20,729
  Unearned maintenance revenue                             55,291            38,945
  Other accrued liabilities                                12,897            15,224
  Total current liabilities                               102,075            85,566

  Unearned maintenance revenue and other liabilities        3,281             3,565
  Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock - $.10 par value; 7,000,000 shares
    authorized; none issued and outstanding
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 37,077,498 shares issued and 35,979,498
    shares outstanding at March 31, 2003; and
    37,014,512 shares issued and 35,916,512 shares
    outstanding at December 31, 2002                      207,206           206,676
  Retained earnings                                        54,514            53,178
  Accumulated other comprehensive loss                     (4,395)           (6,382)

  Treasury stock, at cost; 1,098,000 shares               (14,567)          (14,567)
  Net stockholders' equity                                242,758           238,905

    Total liabilities and stockholders' equity       $    348,114       $   328,036

See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                              March 31,
                                                            2003            2002
Revenue:
  Software                                           $    35,522      $    31,240
  Customer support                                        38,698           36,563
  Professional services and education                     12,131           15,836
  Hardware                                                   698            2,602
  Total revenue                                           87,049           86,241

Costs:
  Software                                                 3,008            2,081
  Customer support                                         9,769           10,088
  Professional services and education                     11,080           13,455
  Hardware                                                   802            1,925
  Total cost of revenue                                   24,659           27,549

    Gross Profit                                          62,390           58,692

Operating expenses:
  Sales and marketing                                     34,399           32,289
  Research and development                                19,302           17,305
  General and administrative                               7,826            8,188
  Total operating expenses                                61,527           57,782

Operating income (loss)                                      863              910

Other income, net                                          1,045              908

Income before income taxes                                 1,908            1,818

Provision for income taxes                                   572              454

Net income                                          $      1,336     $      1,364

Earnings per share:
  Basic                                             $       0.04     $       0.04
  Diluted                                           $       0.04     $       0.04

Weighted average shares outstanding:
  Basic                                                   35,942           35,362
  Diluted                                                 36,623           37,224

See accompanying notes to unaudited condensed consolidated financial statements.

                                        4

                               FILENET CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)

                                                            Three Months Ended
                                                                March 31
                                                         2003             2002

 Net income                                             1,336            1,364
 Other comprehensive income (loss):
   Foreign currency translation adjustments             1,997             (410)
 Unrealized gains on securities:
    Unrealized holding gains                              (10)             (75)
 Total other comprehensive income (loss)                1,987             (485)
 Comprehensive income                                   3,323              879

See accompanying notes to unaudited condensed consolidated financial statements.

                                        5

                               FILENET CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

                                                               Three Months Ended
                                                                     March 31
                                                             2003              2002
Cash flows from operating activities:
Net income                                              $   1,336         $   1,364
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           4,907             5,398
    Loss on sale of fixed assets                               37                14
    Provision for doubtful accounts                            18               278
    Deferred income taxes                                      (6)              (46)
    Changes in operating assets and liabilities,
     net of the effects of
      acquisition:
      Accounts receivable                                   4,653            (3,448)
      Inventories                                              22               253
      Prepaid expenses and other current assets              (997)           (2,504)
      Accounts payable                                     (1,830)              778
      Accrued compensation and benefits                     3,034             2,617
      Customer deposits and advances                        1,048               (56)
      Unearned maintenance revenue                         15,821            13,378
      Income taxes payable                                   (385)              (52)
      Other                                                  (967)           (3,370)
Net cash provided by operating activities                  26,691            14,604

Cash flows from investing activities:
Capital expenditures                                       (2,507)           (2,566)
Proceeds from sale of property                                 68                 6
Purchases of marketable securities                        (28,020)          (21,318)
Proceeds from sales and maturities of
  marketable securities                                    23,655            18,900
Net cash used in investing activities                      (6,804)           (4,978)

Cash flows from financing activities:
Proceeds from issuance of common stock                        530             1,081
Principal payments on capital lease obligations                (5)             (423)
Net cash provided by financing activities                     525               658

Effect of exchange rate changes on cash
  and cash equivalents                                      1,755              (287)

Net increase in cash and cash equivalents                  22,167             9,997
Cash and cash equivalents, beginning of year              130,154           107,502
Cash and cash equivalents, end of period                $ 152,321         $ 117,499

Supplemental cash flow information:
Interest paid                                           $       7         $      28
Income taxes paid                                       $     950         $     548

See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements  of FileNet  Corporation  (the  "Company")  reflect  adjustments
     (consisting of normal  recurring  adjustments)  necessary to present fairly the financial position of the Company at March 31, 2003, the results of its operations,  its comprehensive  operations and its cash flows for the three months  ended March 31, 2003 and 2002.  Certain  information  and  footnote disclosures  normally included in financial  statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission  ("SEC"),  although the Company believes that the disclosures in the condensed  consolidated financial statements are adequate to ensure the information  presented  is not  misleading.  These  condensed  consolidated financial  statements  should be read in conjunction  with the consolidated financial  statements and notes thereto,  contained in the Company's Annual
     Report on Form 10-K for the fiscal year ended  December 31, 2002 filed with the SEC on March 28,  2003.  The  results  of  operations  for the  interim periods are not  necessarily  indicative of the  operating  results for the year, or any other future period.

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

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets," which the Company  adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than  goodwill to be amortized  over their useful lives unless these  lives are  determined  to be  indefinite.  In  accordance  with this
     Standard,  the Company  does not  amortize  goodwill  and  indefinite  life intangible  assets but  evaluates  their  carrying  value  annually or when events or circumstances indicate that their carrying value may be impaired.
     On the  first  day of  July of  each  year  goodwill  will  be  tested  for impairment by  determining  if the carrying  value of each  reporting  unit exceeds its fair value. As of March 31, 2003, no impairment of goodwill has been recognized.  If estimates  change, a materially  different  impairment conclusion could result.

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

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
     Associated with Exit or Disposal  Activities,"  which  addresses  financial accounting  and  reporting  for  costs  associated  with  exit or  disposal activities  and  supersedes  Emerging  Issues Task Force (EITF) Issue 94-3,
     "Liability Recognition for  Certain Employee Termination Benefits and Other
     Costs  to  Exit  an  Activity   (including  Certain  Costs  Incurred  in  a
     Restructuring)."  SFAS No. 146 requires that costs  associated with exit or disposal activities be recognized when they are incurred rather than at the date of a  commitment  to an exit or  disposal  plan.  SFAS  No.  146  also establishes that the liability should initially be measured and recorded at fair value.  The Company adopted the provisions of SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

     In  November  2002,  the FASB issued FASB  Interpretation  No.  ("FIN") 45,
     "Guarantor's   Accounting  and  Disclosure   Requirements  for  Guarantees,
     Including   Indirect   Guarantees   and   Indebtedness   of   Others,"   an
     interpretation  of FASB Statement Nos. 5, 57 and 107, and rescission of FIN
     34,  "Disclosure of Indirect  Guarantees of Indebtedness of Others." FIN 45
     elaborates  on the  disclosures  to be made by the guarantor in its interim and  annual  financial  statements  about  its  obligations  under  certain guarantees that it has issued. It also requires that a guarantor recognize, at the  inception  of a  guarantee,  a liability  for the fair value of the obligation  undertaken in issuing the guarantee.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the  guarantor's  obligations  does not apply to product  warranties  or to guarantees  accounted  for as  derivatives.  The  initial  recognition  and
     measurement   provisions  of  this   interpretation  are  applicable  on  a
     prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure  requirements  are effective for financial  statements for interim or annual  periods ending after December 15, 2002. The adoption of the recognition provisions of FIN 45 in the three months ended March 31,
     2003 did not have a material impact on the Company's  consolidated  results of operations or financial position.

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

     The  following  table  summarizes  the  Company's net income (loss) and net income (loss) per share on a pro forma basis had compensation  cost for the
     Company's  stock-based  compensation  plans  been  determined  based on the provisions of SFAS No. 123,  "Accounting for Stock-Based  Compensation" for
     the three months ended March 31, 2003 and 2002:

    (In thousands, except per share amounts)                   March 31,    March 31,
                                                                   2003         2002
     Net income, as reported                                  $   1,336    $   1,364
     Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards, net
     of related tax effects                                      (2,039)      (2,462)
     Pro forma net loss                                       $    (703)   $  (1,098)

     Earnings per share:
     Basic earnings per share - as reported                   $    0.04    $    0.04
     Basic earnings (loss) per share - pro forma                  (0.02)       (0.03)

     Diluted earnings per share - as reported                      0.04         0.04
     Diluted earnings (loss) per share - pro forma            $   (0.02)   $   (0.03)

     The fair  value of each  option  grant was  estimated  on the date of grant
     using  the   Black-Scholes   option-pricing   model.  The  March  31,  2003
     calculation was based on an expected  volatility of 66%, risk-free interest rates of 1.96% to 4.76%, dividend yield of zero and an expected life of two to five years. The March 31, 2002 calculation was on expected volatility of
     75%, risk-free interest rates of 2.16% to 4.84%, dividend yield of zero and an  expected  life of two to five  years.  Pro forma  compensation  cost of shares issued under the Employee  Qualified Stock Purchase Plan is measured based  on the  discount  from  market  value  on the  date of  purchase  in accordance with SFAS No. 123. The  Black-Scholes  option-pricing  model was developed  for use in estimating  the value of traded  options that have no
     vesting   restrictions   and   are   fully   transferable.   In   addition,
     option-pricing  models require the input of highly  subjective  assumptions including the expected stock price  volatility.  The Company uses projected data for expected  volatility  and expected life of its stock options based upon historical data.

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
     Interest   Entities."  In  general,   a  variable   interest  entity  is  a
     corporation,  partnership,  trust,  or any other legal  structure  used for business  purposes  that  either (a) does not have  equity  investors  with voting rights or (b) has equity  investors  that do not provide  sufficient financial  resources  for the  entity to  support  its  activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company  is subject  to a  majority  of the risk of loss from the  variable interest  entity's  activities  or  entitled  to receive a majority  of the entity's residual returns or both. The consolidation requirements of FIN 46 apply  immediately to variable  interest entities created after January 31,
     2003. The consolidation  requirements  apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure  requirements  apply in all  financial  statements  issued after
     January 31,  2003,  regardless  of when the  variable  interest  entity was established. The Company does not have any variable interest entities as of
     March 31, 2003.  The  adoption of FIN 46 did not have a material  impact on the Company's consolidated results of operations or its financial position.

     Reclassifications. Certain reclassifications have been made to prior-years'
     balances to conform to the current-year's presentation.

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
     In accordance with SFAS No. 141,  "Business  Combinations," the acquisition was accounted  for under the purchase  method of  accounting.  The purchase price  for the  acquisition  consisted  of $9.0  million  cash  and  direct acquisition costs of $359,000.  The purchase price was allocated as follows
     (in thousands):

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
     In-process  research and development was expensed upon acquisition  because
     technological   feasibility   had  not  been   established  and  no  future
     alternative uses existed. New product development underway at eGrail at the time of the  acquisition  included the next generation of their Web Content
     Management  product  that was in the early  stages  of  design  and only 5%
     complete at the date of the  acquisition.  The cost to complete the project was estimated at  approximately  $3.0 million to occur over a  twelve-month period.  As of March 31,  2003 the  project  is  complete  and the  Company incurred  approximately  $4.8 million of research and development  expenses related  to  the  project.  The  remaining  purchase  price  was  primarily allocated to tangible assets and goodwill.  The acquired technology of $3.3 million  was  assigned a useful  life of five years and  patents of $24,000 were assigned a useful life of two years.  In accordance with SFAS No. 142, goodwill  will not be amortized  but will be reviewed for  impairment on an annual basis. Goodwill is tax deductible for this asset purchase.

     Actual results of operations of the acquired  eGrail  business,  as well as assets and liabilities of the acquired eGrail business, are included in the unaudited  condensed  consolidated  financial  statements  from the date of acquisition.  The pro forma results of operations  data for the three-month period  ended  March 31, 2003 and 2002  presented  below  assumes  that the acquisition  had been made at the  beginning of fiscal 2002.  The pro forma data is presented for  informational  purposes only and is not  necessarily indicative of the results of future  operations  nor of the actual  results that  would  have been  achieved  had the  acquisition  taken  place at the beginning of fiscal 2002 (in thousands):

                                                    Three Months Ended March 31,
                                                       2003                2002
           Revenue                               $    87,049        $    86,993
           Net income / (loss)                         1,336              (453)
           Earnings per share:
              Basic                              $      0.04        $    (0.01)
              Diluted                            $      0.04        $    (0.01)

4.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

     In  acquisitions  accounted  for using the  purchase  method,  goodwill  is recorded for the difference,  if any,  between the aggregate  consideration paid  for an  acquisition  and  the  fair  value  of the net  tangible  and identified  intangible  assets  acquired.  SFAS No. 142 requires a periodic review of goodwill and indefinite life intangibles for possible impairment.
     Intangible  assets  with  definite  lives  must  be  amortized  over  their estimated  useful lives.  A portion of goodwill and  intangible  assets was allocated  to our  Ireland  subsidiary  at the time of  acquisition,  which results in foreign exchange  translation  fluctuation.  The following table represents the balance of goodwill by reportable segment as of December 31,
     2002 and the changes in goodwill  for the three months ended March 31, 2003
     (in thousands):

                                 Balance at                                 Foreign  Balance at
                                December 31,                               Currency    March 31,
                                       2002    Acquired   Adjustments   Fluctuation        2003

     Software                    $    9,141     $     -       $     -     $    118    $   9,259
     Customer support                 4,059           -             -           79        4,138
     Professional services
       and education                  3,707           -             -           42        3,749
     Hardware                             -           -             -            -            -
       Total                     $   16,907     $     -       $     -     $    239    $  17,146

     Acquired  technology and patents are the Company's only  intangible  assets subject to  amortization  under SFAS No. 142. These assets were recorded in connection with the April 2002 eGrail  acquisition and are comprised of the following as of March 31, 2003 (in thousands):

                                                                   Foreign
                                                Accumulated       Currency
                                    Gross      Amortization    Fluctuation          Net
     Acquired technology        $   3,468          $   (721)     $     137    $   2,884
     Patents                           25               (16)             1           10
                                $   3,493          $   (737)     $     138    $   2,894

     Acquired technology is being amortized over a useful life of five years and patents are being  amortized over a useful life of two years.  Amortization expense for amortizing  intangible assets was $183,000 for the three months ended March 31, 2003 and estimated future  amortization  expense (excluding foreign  exchange  effect) of purchased  intangible  assets as of March 31,
     2003 is as follows (in thousands):

                                    Fiscal
                                      Year            Amount
                  2003 (remaining 9 months)       $      548
                                      2004               724
                                      2005               721
                                      2006               721
                                      2007               180
                                      2008                 -
                                                  $    2,894

5.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income for the period by the  weighted-average  number of common  shares  outstanding  during the period.  Diluted  earnings  per share is computed by dividing net income by the weighted-average  number of common shares outstanding plus the dilutive effect of outstanding  stock options and shares issuable under the employee stock  purchase  plan  using  the  treasury  stock  method.  The  number of anti-dilutive  options  excluded  from the EPS  calculation  for the  three
     months  ended  March  31,  2003  and  2002  were  681  and  1,862   shares,
     respectively.  The following  table sets forth the computation of basic and diluted  earnings  per share for the three  months ended March 31, 2003 and
     2002:

     (In thousands, except per share amounts)         Three Months Ended
                                                           March 31,
                                                        2003           2002

       Net income                                 $    1,336      $   1,364

       Shares used in computing
          basic earnings per share                    35,942         35,362
       Dilutive effect of stock plans                    681          1,862
       Shares used in computing
          diluted earnings per share                  36,623         37,224

        Earnings per basic share                  $     0.04      $    0.04
        Earnings per diluted share                $     0.04      $    0.04

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other  comprehensive  loss as of March 31, 2003 is comprised of the following:

                                         Foreign        Unrealized           Accumulated
                                        Currency           Holding                 Other
                                     Translation             Gains         Comprehensive
     (in thousands)                   Adjustment          (Losses)            Operations

      Balance, December 31, 2002      $    (6,448)      $       66           $    (6,382)
      Current period changes                1,997              (10)                1,987
      Balance, March 31, 2003         $    (4,451)      $       56           $    (4,395)

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

     The  financial  results  of the  segments  reflect  allocation  of  certain functional expense categories consistent with the basis and manner in which
     Company management internally  disaggregates  financial information for the purpose of assisting in making internal operating  decisions,  which is not the same as Generally Accepted Accounting Principles reporting. The Company evaluates  performance  based on  stand-alone  segment  operating  results.
     Because the Company  does not evaluate  performance  based on the return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

     Operating  segments data for the three months ended March 31, 2003 and 2002 are as follows:

                                                        Three Months Ended
                                                            March 31,
        In thousands                                    2003           2002
       Software
         Revenue                                 $    35,522    $    31,240
         Operating loss                              (14,747)       (12,425)

       Customer Support
         Revenue                                 $    38,698    $    36,563
         Operating income                             16,964         13,665

       Professional Services and Education
         Revenue                                 $    12,131    $    15,836
         Operating loss                                 (975)          (445)

       Hardware
         Revenue                                 $       698    $     2,602
         Operating income (loss)                        (379)           115

       Total
         Revenue                                 $    87,049    $    86,241
         Operating income                                863            910

8.   STOCK OPTIONS

     The following is a summary of stock option transactions regarding all stock options plans for the three months ended March 31, 2003:

                                                                 Weighted-
                                                Number of        Exercise
                                                  Options           Price
     Balances, December 31, 2002                8,706,316       $   15.12
        Granted (weighted-average fair
         value of $6.20)                          167,650           12.76
        Exercised                                 (62,986)           8.41
        Canceled                                  (74,996)          17.81

     Balances, March 31, 2003                   8,735,984       $   15.10

     The following  table  summarizes  information  concerning  outstanding  and exercisable stock options at March 31, 2003:

                               Options Outstanding                  Options Exercisable
                                      Weighted-
                                       Average      Weighted-                      Weighted-
                                     Remaining       Average                        Average
      Range of          Number     Contractual      Exercise           Number      Exercise
Exercise Price     Outstanding     Life (Years)        Price      Exercisable         Price
$   1.39-$9.00       1,724,257            4.58      $   7.96        1,687,682      $   7.94
    9.17-12.86       1,825,774            7.96         11.91          617,785         10.68
   12.97-15.16       1,852,101            8.08         13.56          758,575         13.71
   15.17-21.13       1,722,521            7.61         17.68          876,411         17.85
   21.38-41.84       1,611,331            6.81         25.38        1,256,056         25.52
$  1.39-$41.84       8,735,984            7.04      $  15.10        5,196,509      $  15.03

9.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its corporate  offices,  sales offices,  development and
     manufacturing   facilities,   and  other  equipment  under   non-cancelable
     operating leases,  some of which have renewal options and generally provide for  escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated  balance sheet.  Future  annual  minimum  lease  payments  under all  non-cancelable operating leases with an initial term in excess of one year as of March 31,
     2003 were as follows:

                                                     (In thousands)
     2003 (remaining 9 months)                             $  8,896
     2004                                                    12,236
     2005                                                    10,431
     2006                                                     9,819
     2007                                                     9,092
     2008                                                     7,317
     Thereafter                                               7,627
     Total                                                 $ 65,418

     Product Warranties

     The Company  provides a 90-day warranty for its hardware  products  against defects in materials and workmanship and for its software  products against substantial  nonconformance  to the  published  documentation  at  time  of delivery. For hardware products the Company accrues warranty costs based on historical  trends in product  return rates and the  expected  material and labor  costs to provide  warranty  services.  For  software  products,  the
     Company records the estimated cost of technical support during the warranty period.  A provision for these estimated  warranty costs is recorded at the time of sale or license.  If the Company were to  experience an increase in warranty claims compared with historical experience,  or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, gross margins could be adversely affected.

     The following  table  represents the warranty  activity and balance for the three months ended March 31, 2003 and 2002 (in thousands):

                                                     2003           2002

     Beginning balance at December 31                 728            772
          Additions                                   225            269
          Deductions                                 (316)          (391)
     Ending balance at March 31                       637            650

     Guarantees and Indemnities

     In November  2002,  the FASB  issued FIN 45,  "Guarantor's  Accounting  and
     Disclosure  Requirements for Guarantees,  Including Indirect  Guarantees of
     Indebtedness of Others." The initial  recognition  and initial  measurement provisions  apply on a prospective  basis to guarantees  issued or modified after  December 15, 2002.  The  disclosure  requirements  are effective for financial  statements of interim and annual  periods  ending after December
     15, 2002.

     The Company has made guarantees and indemnifications, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions.  In connection with the sales of its products, the
     Company  provides  intellectual  property  indemnities  to  its  customers.
     Guarantees and  indemnities  to customers in connection  with product sales and service  generally  are subject to limits  based upon the amount of the related  product  sales or service.  Payment by the Company is  conditioned upon the other party filing a claim pursuant to the terms and conditions of the  agreement.  The  Company  may  challenge  this claim and may also have recourse  against third  parties for certain  payments made by the Company.
     Predicting the maximum  potential  future payment under these agreements is not possible due to the unique facts and  circumstances  involved with each agreement.  Historically,  the  Company  has made no  payments  under these agreements.  The fair value of  guarantees  issued  during the three months ended March 31, 2003 is insignificant.

     In  connection  with  certain   facility   leases  and  other   performance
     guarantees,  the Company has  guaranteed  payments on behalf of some of its subsidiaries. To provide subsidiary guarantees, the Company either uses its
     $5.0 million line of credit as collateral to unconditionally  guarantee the performance  of locally  denominated  bank  guarantees  or it obtains  both secured  and  unsecured  bank  guarantees  from  local  banks.  These  bank guarantees  totaled an equivalent of  approximately  $1.3 million issued in local  currency  in  Europe  and Asia as of March  31,  2003.

     The Company  indemnifies  its directors and officers to the maximum  extent permitted  under  the laws of the  State of  Delaware.  There  have been no modifications  or new guarantees  issued during the first quarter of fiscal year 2003.  The Company has not recorded a liability  for these  guarantees and  indemnities  in the  accompanying  consolidated  balance sheet and the maximum  amount of potential  future  payments  under such  guarantees  and indemnities is not determinable, other than as described above.

     The Company's product warranty  liability as of March 31, 2003 is disclosed in this item under the heading "Product Warranties."

10.  LEGAL PROCEEDINGS

     In the normal  course of  business,  the  Company  is  subject to  ordinary routine litigation and claims incidental to business.  While the results of litigation  and  claims  cannot be  predicted  with  certainty,  management believes that the final outcome of these matters will not have a materially adverse  effect on the  Company's  consolidated  results of  operations  or financial conditions.

11.  FOREIGN CURRENCY TRANSACTIONS

     As of March 31, 2003, the Company had forward  foreign  exchange  contracts outstanding totaling approximately $ 15.5 million in 10 currencies.  These contracts  were opened on the last  business  day of the quarter and mature within three months. Accordingly,  the fair value of such contracts is zero at March 31, 2003.

12.  RELATED-PARTY TRANSACTIONS

     In  July  2001,  the  Compensation  Committee  of the  Company's  Board  of
     Directors  the ("Board")  entered into  discussions  with Lee Roberts,  the
     Company's Chief Executive Officer,  regarding a secured loan by the Company to  Mr.  Roberts  to  enable  him to  purchase  a home  in  Orange  County,
     California.   In  July  2001,  the  Compensation  Committee  forwarded  its recommendation  to the Board to approve,  in principle,  a secured loan, in the  amount  of  $1.2  million  to Mr.  Roberts.  In  September  2001,  the
     Compensation   Committee  approved,  in  principle,   an  increase  in  the
     previously  requested  loan  amount to $1.9  million,  subject to review of final  loan  documents  and  approval  of  the  Board.  In  May  2002,  the
     Compensation  Committee  reviewed proposed loan documentation for a secured loan to Mr.  Roberts  and  forwarded  its  recommendation  to the  Board to approve  the loan on the terms set  forth in the loan  documents.  The loan documents  provided  that the  loan  would be  secured  by the real  estate purchased by Mr. Roberts. Subsequently, on June 5, 2002, the Board approved the loan  documents  and the loan.  As of March 31,  2003,  FileNet  has an outstanding  secured note receivable from Mr. Roberts in the amount of $1.9 million that relates to the above-referenced  loan and is included in other assets on the consolidated  balance sheet. The note bears interest at 2.89%
     per  annum.  Accrued  interest  on the  principal  balance  of this note is payable  annually  beginning  February 15, 2003 and on each  February  15th thereafter  until the entire  principal  balance  becomes  due.  The entire outstanding  principal balance of this note and any accrued interest is due and  payable  at the  earliest  of (a) June 7,  2005,  (b) one  year  after termination of Mr. Roberts'  employment by the Company,  or (c) ninety (90)
     days after  voluntary  termination  of employment by Mr.  Roberts.  Imputed interest for the  difference  between the stated  interest rate of the note and a fair value interest rate of 7% was recorded as  compensation  expense and a  discount  that is  being  amortized  over  the  term of the  note to interest  income  using  the  effective  interest  method.  The loan to Mr.
     Roberts is permitted  under  Section 13 of the  Securities  Exchange Act of
     1934, as amended by Section 402 of the Sarbanes-Oxley Act on July 30, 2002,
     because it was  outstanding  on that  date.  However,  its terms  cannot be renewed or materially modified in the future.

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

13. SUBSEQUENT EVENTS

     On April 2, 2003,  the Company  acquired Shana  Corporation,  an electronic forms management company, for a purchase price of $8.5 million in cash. The
     Company  believes  that  electronic  forms  management  is an  increasingly important  technology and is an essential  component of electronic  content
     management.   The  Company  expects  that  current  regulatory   compliance
     initiatives in healthcare,  education and  manufacturing  will increase the demand for forms technology.

     In  accordance  with SFAS No. 141,  "Business  Combinations,"  the purchase method  of  accounting  will be used to  record  this  acquisition  and the purchase price is expected to be allocated  primarily to goodwill and other intangible  assets. The Company is currently in the process of obtaining an independent  appraisal  of the fair value of the  tangible  and  intangible assets  acquired in order to allocate the purchase price in accordance with
     SFAS No. 141. The  preliminary  valuation  indicates  that net tangible and identified  intangible assets have an estimated fair value of approximately
     $7.0 million.  The difference between the purchase price and estimated fair value of the net tangible and identified intangible assets will be recorded as goodwill.  We do not anticipate any in-process  research and development costs.

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
     Results of Operations

     This  Quarterly  Report on Form 10-Q  contains  forward-looking  statements within the meaning of the Private Securities Litigation Reform Act of 1995,
     Section 21E of the  Securities  and Exchange Act of 1934,  as amended,  and
     Section 27A of the  Securities  Act of 1933, as amended,  and is subject to
     the  safe  harbors  created  by  those  sections.   These   forward-looking
     statements  are subject to a number of risks and  uncertainties,  including those  discussed in "Risk Factors That May Affect Future Results" below and in the notes to our  consolidated  financial  statements for the year ended
     December 31, 2002. The actual results that we achieve may differ materially from any forward-looking  statements,  which reflect management's  opinions only as of the date  hereof.  We  undertake  no  obligation  to  revise  or publicly  release the  results of any  revisions  to these  forward-looking statements.  Readers  should  carefully  review the risk factors  described below and in other  documents we file from time to time with the Securities and Exchange  Commission,  including our Annual Report on Form 10-K for the fiscal year ended  December 31, 2002.  Our filings with the  Securities and
     Exchange  Commission,  including our Annual Reports on Form 10-K, Quarterly
     Reports on Form 10-Q,  Current  Reports on Form 8-K and amendments to those filings,  pursuant  to  Sections  13(a)  and  15(d) of the  Securities  and
     Exchange Act of 1934, are available free of charge at www.filenet.com, when such reports are available at the  Securities  and Exchange  Commission Web site.

     Overview

     FileNet  Corporation  develops,  markets,  sells  and  supports  Enterprise
     Content  Management  ("ECM")  software to enable  organizations  to improve operational  efficiency  and  leverage  their  content  resources  to  make decisions  faster.  In the first quarter of 2003 we introduced  FileNet P8, our new  architecture  that  provides a unified  platform and framework for
     ECM. This approach is intended to offer our customers the ability to easily configure,  design,  build and  deploy a  variety  of  enterprise-wide  ECM solutions to meet a broad range of content management needs within a single scalable  framework.  We also offer professional  services and training for the implementation of these software solutions,  as well as 24 hours a day, seven days a week  technical  support and  services to our  customers  on a global basis.

     Critical Accounting Policies and Estimates

     The consolidated financial statements of FileNet are prepared in conformity with  accounting  principles  generally  accepted  in the United  States of
     America. The consolidated financial statements include our accounts and the accounts of our wholly owned  subsidiaries.  All intercompany  balances and transactions have been eliminated.  The preparation of financial statements in conformity with accounting  principles  generally accepted in the United
     States of America  requires  management to make  estimates and  assumptions that affect the reported  amounts of assets and  liabilities at the date of the financial  statements and the reported  amounts of revenue and expenses during the reporting  period.  Actual amounts could differ from  estimates.
     The significant  accounting policies we believe are most critical to aid in fully  understanding and evaluating our reported  financial results include the following:

     Revenue Recognition.   FileNet  accounts  for the  licensing of software in
     accordance with the American Institute of Certified  Accountants  ("AICPA")
     Statement of Position  ("SOP") 97-2,  "Software  Revenue  Recognition."  We
     enter  into  contracts  for the  sale of our  products  and  services.  The majority of these contracts  relate to single elements and contain standard terms and conditions.  However,  there are agreements that contain multiple elements or non-standard terms and conditions.  Contract  interpretation is sometimes required to determine the appropriate  accounting,  including how the price should be allocated  among the  deliverable  elements and when to recognize revenue.

     Software  license revenue  generated from sales through direct and indirect channels,  which do not contain  multiple  elements,  are  recognized  upon shipment and passage of title of the related  product,  if the requirements of SOP 97-2, are met. If the requirements of SOP 97-2,  including  evidence of an arrangement,  delivery,  fixed or determinable fee, collectibility or vendor  specific  evidence about the value of an element are not met at the date of shipment,  revenue is not recognized until these elements are known or resolved.  Fees are deemed to be fixed and determinable for transactions with a set price that is not subject to refund or adjustment and payment is due within 90 days from the invoice  date.  Software  license  revenue from channel  partners is recognized when the product is shipped and sale by the channel partner to an end user is confirmed.

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
     Revenue from post-contract  customer support is recognized ratably over the term of the arrangement, which is typically 12 months.

     Professional  services  revenue  consists of consulting and  implementation services  provided  to end users of our  software  products  and  technical consulting  services  provided  to our  resellers.  The  majority  of these consulting  engagements  average from one to three months and are generally not  essential to the  functionality  of the  software.  Revenue from these services  and from  training  classes is  recognized  as such  services are delivered and accepted by the customer.  Fixed-price  consulting  contracts are the  exception  and  because  estimates  of costs  applicable  to these contracts  are  reasonably  dependable,  revenue  is  recognized  using the percentage-of-completion method. However, revenue and profit are subject to revision as the contract  progresses and anticipated  losses on fixed-price professional  services  contracts  are  recognized  in the period when they become known.

     Allowance for Doubtful Accounts and Sales Returns.      We   evaluate   the
     creditworthiness  of our  customers  prior  to  order  fulfillment,  and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and the customer's  current  creditworthiness.  We constantly monitor collections from our customers and maintain an allowance for estimated  credit losses that is based on historical  experience and on specific customer collection issues.  While credit losses have historically been  within  our  expectations  and  the  provisions  established  in  our financial  statements,  we  cannot  guarantee  that  we  will  continue  to experience  the same credit loss rates that we have in the past.  Since our revenue  recognition  policy  requires  customers to be  creditworthy,  our accounts  receivable  are based on customers  whose  payment is  reasonably assured.  Our accounts  receivable are derived from sales to a wide variety of  customers.  We do not believe a change in liquidity of any one customer or our  inability to collect  from any one  customer  would have a material adverse impact on our consolidated financial position.  Based on historical experience,  we also  maintain a sales return  allowance  for the estimated amount of potential  returns.  While product returns have historically been minimal and within our expectations  and the allowances  established by us, we cannot  guarantee  that we will continue to  experience  the same return rates that we have in the past.

     Goodwill and Other Intangible  Assets.  Goodwill is recorded at cost and is not amortized.  In June 2001,  the FASB issued SFAS No. 142,  "Goodwill and
     Other  Intangible  Assets," which we adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when  impaired.  On the first day of July of each year goodwill will be tested for  impairment by determining if the carrying value of each reporting unit exceeds its fair value.  We also  periodically evaluate whether events and circumstances have occurred which indicate that the  carrying  value of goodwill  may not be  recoverable.  As of March 31,
     2003, no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

     Long-Lived Assets.  Property,  plant and equipment,  intangible assets, and
     capitalized   software   costs  are  recorded  at  cost  less   accumulated
     depreciation or  amortization.  They are amortized using the  straight-line method over  estimated  useful lives of generally  three to six years.  The determination  of useful lives and whether or not these assets are impaired involves  judgment  and are  reviewed  for  impairment  whenever  events or circumstances  indicate that the carrying  amount of such assets may not be recoverable.  We  evaluate  the  carrying  value of  long-lived  assets and certain  identifiable  intangible  assets for  impairment of value based on undiscounted  future cash flows resulting from the use of the asset and its
     eventual  disposition.   While  we  have  not  experienced   impairment  of
     intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of
     temporary   differences   between  the  carrying   amounts  of  assets  and
     liabilities  for  financial  reporting  purposes  and the amounts  used for income tax purposes. We maintain a valuation allowance against a portion of the deferred tax assets due to uncertainty regarding the future realization based on historical  taxable income,  projected future taxable income,  and the expected timing of the reversals of existing temporary differences.  If we operate at a loss or are unable to generate  sufficient  future  taxable income,  we could be required to increase the valuation  allowance  against all or a significant portion of our deferred tax assets, which would result in a  substantial  increase to our effective tax rate and could result in a material adverse impact on our consolidated operating results.  Conversely, if the Company continues to generate profits and ultimately determines that it is more likely than not that all or a portion of the remaining  deferred tax assets will be utilized to offset future taxable income,  the valuation allowance could be decreased or eliminated all together,  thereby resulting in a substantial decrease to our effective tax rate.

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

                                                   Three Months Ended
                                                        March 31,
                                                   2003            2002

  Revenue:
     Software                                      40.8%            36.2%
     Customer support                              44.5             42.4
     Professional services and education           13.9             18.4
     Hardware                                        .8              3.0
  Total Revenue                                   100.0            100.0

  Cost of revenue:
     Software                                       3.5              2.4
     Customer support                              11.2             11.7
     Professional services and education           12.7             15.6
     Hardware                                        .9              2.2
        Total cost of revenue                      28.3             31.9

  Gross Profit                                     71.7             68.1

  Operating expenses
  Sales and marketing                              39.5             37.4
  Research and development                         22.2             20.1
  General and administrative                        9.0              9.5
        Total operating expenses                   70.7             67.0

  Operating income (loss)                           1.0              1.1
  Other income, net                                 1.2              1.1
  Income (loss) before income tax                   2.2%             2.2%

     Revenue

     As more fully  discussed  and  explained  below,  total  revenue  increased slightly to $87.0  million for the three  months  ended March 31, 2003 from
     $86.2  million for the three  months  ended March 31,  2002.  International revenue accounted for 29% of total revenue, or $25.5 million, for the three months ended March 31, 2003, compared to 27%, or $23.1 million for the same period in 2002.  These increases in revenue were primarily  attributable to increases in software  and customer  support  revenue  partially  offset by decreases in professional services and hardware revenue.

     Software:  Software  revenue  consists of fees earned from the licensing of our  software  products  to  customers.  Software  revenue  increased  $4.3 million,  or 14%,  to $35.5  million for the three  months  ended March 31,
     2003,  from  $31.2  million  for the three  months  ended  March 31,  2002.
     Software  revenue  represented  41% of total  revenue for the three  months ended March 31, 2003 compared to 36% for the comparable period of 2002. The increase in software revenue was primarily due to an increase in demand for our  content  management  solutions  associated  with our  broader  product offering coupled with a slightly more favorable business climate worldwide.
     Additionally,  we were  successful in increasing our software  revenue from our existing customers as they expanded the use of our products. We remain, however,  in a difficult  economic  environment where a global reduction in
     Information  Technology  spending  could  have  a  negative  effect  on our software revenue growth going forward.

     Customer  Support:  Customer  support  revenue  consists  of  revenue  from software maintenance  contracts,  "fee for service" revenue and the sale of spare parts and supplies.  Customer support revenue increased $2.1 million, or 6%, to $38.7  million  for the three  months  ended  March 31, 2003 from
     $36.6 million for the three months ended March 31, 2002.  Customer  support revenue represented 44.5% of total revenue for the three months ended March
     31, 2003 compared to 42.4% for the comparable  period of 2002. The increase in customer  support revenue was primarily due to the growth in our base of customers who receive ongoing maintenance as a result of new customer sales and sales of additional  products to our installed base,  along with a high rate of renewal  from the  existing  base.  However,  the  occurrence  of a prolonged economic slowdown that negatively impacts software revenue growth would result in a reduced future growth rate for customer support revenue.

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
     decreased $3.7 million, or 23%, to $12.1 million for the three months ended
     March 31,  2003 from $15.8  million  for the three  months  ended March 31,
     2002.  Professional services and education revenue represented 14% of total revenue for the three months  ended March 31, 2003  compared to 18% for the comparable  period in 2002.  The revenue  decrease in the first  quarter of
     2003 compared to the first quarter of 2002 is reflective of the  continuing economic  slowdown  that has  resulted  in  fewer  and  smaller  consulting engagements for professional services,  particularly in North America. This trend, coupled with pricing pressures, has negatively impacted professional services  and  education  revenue  and  we  do  not  expect  a  significant improvement in the near future.

     Hardware:  Hardware revenue is generated primarily from the sale of 12-inch
     Optical  Storage  And  Retrieval  ("OSAR")   libraries.   Hardware  revenue
     decreased $1.9 million,  or 73%, to $0.7 million for the three months ended
     March 31, 2003 from $2.6 million for the three months ended March 31, 2002.
     Hardware revenue represented slightly less than 1% of total revenue for the three months ended March 31, 2003, compared to 3% for the comparable period of 2002.  The decline in hardware  revenue  reflects that hardware is not a strategic  focus for us and we  expect  hardware  revenue  to  continue  to decrease as a percentage of total revenue and in absolute dollars.

     Cost of Revenue

     Total cost of revenue decreased $2.8 million,  or 10%, to $24.7 million for the  three  months  ended  March  31,  2003,  from  $27.5  million  for the comparable  period in 2002. The decrease for the three-month  comparison is primarily  due to the  decrease in the cost of  professional  services  and education revenue as discussed below.

     Software:  Cost of  software  revenue  includes  royalties  paid  to  third parties, amortization of acquired technology, partner commissions, software media costs, and the cost to manufacture and distribute software.  The cost of software revenue increased $0.9 million,  or 43% to $3.0 million for the three  months  ended March 31, 2003 from $2.1  million for the three months ended March 31, 2002.  The absolute  dollar costs  represented 8% and 7% of the related  software revenue for the three months ended March 31, 2003 and
     March 31, 2002,  respectively.  As a percentage  of software  revenue these costs were  effectively  unchanged.  Going  forward, we anticipate  cost of software revenue as a percentage of software  revenue to remain  comparable to current levels.

     Customer  Support:  Cost of  customer  support  revenue  includes  costs of customer support personnel,  cost of supplies and spare parts, and the cost of third-party hardware  maintenance.  The cost of customer support revenue decreased  $0.3 million,  or 3%, to $9.8 million for the three months ended
     March 31,  2003 from $10.1  million  for the three  months  ended March 31,
     2002.  These costs  represented 25% and 28% of the related customer support revenue for the three months  ended March 31, 2003 and 2002,  respectively.
     The decrease in cost of customer  support  revenue in absolute  dollars for the three months  ended March 31, 2003  compared to the same period in 2002 is primarily  attributable to cost controls and lower supplies  costs.  The decrease in cost of customer  support  revenue as a percentage  of customer support  revenue was primarily due to automation  and process  improvements that allowed growth in the customer and revenue base without a proportional increase in support  personnel and cost.  Going forward, we expect customer support cost of revenue to remain relatively stable in absolute dollars for the near term.

     Professional  Services and  Education:  Cost of  professional  services and education  revenue  consists  primarily of costs of  professional  services personnel, training personnel, and third-party independent consultants. The cost of professional services and education revenue decreased $2.3 million, or 17%,  to $11.1  million for the three  months  ended March 31, 2003 from
     $13.4  million  for the three  months  ended  March 31,  2002.  These costs represented 92% and 85% of the related professional  services and education revenue for the three months  ended March 31, 2003 and 2002,  respectively.
     The decrease in absolute dollars was primarily  attributable to a reduction in the  use of  third-party  independent  consultants,  as  well  as  lower commission and variable  compensation  expense, all directly related to the decrease in professional services revenue.  We expect professional services and education costs as a percentage of professional  services and education revenue to vary from period to period,  depending on the utilization  rates of internal resources and the mix between the use of internal resources and third party independent consultants.

     Hardware:  Cost of hardware  revenue  includes the cost of  assembling  and distributing our OSAR library  products,  the cost of hardware  integration personnel,  and warranty costs. The cost of hardware revenue decreased $1.1 million,  or 58%, to $0.8 million for the three months ended March 31, 2003 from $1.9 million for the three  months  ended March 31, 2002.  These costs represented  114% and 73% of the  related  hardware  revenue  for the three months  ended  March  31,  2003 and 2002,  respectively.  The  decrease  in absolute  dollars  is  directly  related to the  decrease  in sales of OSAR library products. As we have discussed  previously,  this operating segment is not a strategic focus for us.

     Operating Expenses

     Research  and  Development:  Research  and  development  expense  primarily consists of costs of personnel to support product development. Research and development  expense  increased  to $19.3  million,  or 12%,  for the three months  ended March 31, 2003 from $17.3  million for the three months ended
     March 31, 2002, and represented  22.2% and 20.1% of total revenue for these respective periods.  The increase in absolute dollars year over year in the first  quarter  of 2003 is  primarily  the  result of  increased  headcount resulting in higher compensation,  benefits and relocation costs related to the April 2002  eGrail  acquisition.  We expect  research  and  development expense to be at  approximately  21% of revenue in the near-term due to the continuing  enhancement of ECM  capabilities and the added costs associated with the acquisition of Shana Corporation on April 2, 2003.

     Our  research  and  development  efforts are focused on  enhancing  our ECM capabilities  within  the P8 product  suite.  These  efforts  will focus on enhancements to our Business Process  Management and Web Content Management
     products  and  the  development  of  integrated   records   management  and
     integrated  collaborative  capabilities.  We intend to complement  internal development  with  third-party  software  through  OEM  agreements  and may execute additional technology acquisitions.

     We expect that  competition for qualified  technical  personnel will remain intense and may result in higher levels of  compensation  expense for us in
     the  future.  We  believe  that  research  and  development   expenditures,
     including compensation of technical personnel, are essential to maintaining our competitive position and expect these costs will continue to constitute a significant percentage of total revenue.

     Sales and  Marketing:  Sales and marketing  expense  consists  primarily of salaries and benefits,  sales commissions and other expenses related to the direct and indirect sales force, various marketing expenses and the cost of other market development programs. Sales and marketing expense increased to
     $34.4 million,  or 7%, for the three months ended March 31, 2003 from $32.3 million for the three months ended March 31, 2002,  and  represented  39.5%
     and 37.4% of total revenue for these  respective  periods.  The increase in
     2003  was  primarily  due to  additional  trade  show and  channel  partner development  expenses  associated  with the  launch of our  FileNet  P8 ECM product that occurred in the first quarter of 2003.

     General and  Administrative:  General and  administrative  expense consists primarily of personnel costs for finance,  information  technology,  legal,
     human   resources  and  general   management,   and  the  cost  of  outside
     professional services. General and administrative expense decreased to $7.8 million, or 4%, for the three months ended March 31, 2003 from $8.2 million for the three months ended March 31, 2002, and represented 9.0% and 9.5% of total revenue for these respective  periods.  The decrease in first quarter
     2003  compared to first  quarter 2002 was  primarily  due to on-going  cost containment.

     We expect operating expenses to remain at, or slightly above, these current levels for the near term.

     Amortization of Purchased Intangible Assets

     Acquired  technology of $3.3 million  resulting  from the asset purchase of
     eGrail in April 2002 was  assigned a useful  life of five years and patents of $24,000  were  assigned  a useful  life of two  years.  Amortization  of acquired  technology  is  recorded  on a  straight-line  basis as a cost of software revenue and amortization of patents is recorded on a straight-line basis as an  operating  expense.  Amortization  expense was  approximately
     $183,000  for the  three  months  ended  March 31,  2003 for both  acquired technology and patents.  We determined  that these assets were not impaired at March 31, 2003.

     Other Income, Net

     Other income, net, consists primarily of interest income earned on our cash and cash  equivalents,  short and  long-term  investments,  and other items including  foreign  exchange  gains and losses,  the gain (loss) on sale of fixed assets, and interest expense.  Other income, net was $1.0 million for the three months ended March 31, 2003 compared to other income, net of $0.9 million  for the three  months  ended March 31,  2002.  This  increase  was primarily related to interest on increased cash balances.

     Income Taxes

     Our combined  federal,  state and foreign annual effective tax rate for the three  months  ended  March  31,  2003,  is 30%  compared  to 25%  for  the comparable  periods in 2002.  The  increased tax rate in 2003 was primarily due  to  the  unfavorable  mix  of  income  between  domestic  and  foreign jurisdictions.  FileNet  management will continue  weighing various factors for the remainder of the year to assess the  recoverability of our recorded deferred assets and the need for any adjustment to the valuation  allowance against such  amounts.  Any  adjustment to the  valuation  allowance  could impact the effective tax rate in subsequent quarters.

     Liquidity and Capital Resources

     At March 31, 2003,  combined cash, cash equivalents and investments totaled
     $209.5  million,  an increase of $24.3 million from December 31, 2002. Cash provided by  operating  activities  during the three months ended March 31,
     2003  totaled  $26.7  million and  resulted  primarily  from an increase in unearned  maintenance revenue related to prepaid  maintenance  contracts of
     $15.8 million,  additions to net income for  depreciation  and amortization expense of $4.9  million,  net  income of $1.3  million  and a decrease  in accounts  receivable of $4.7 million. A larger percentage of prepaid annual maintenance  contracts  renew in the first quarter of each year compared to subsequent  quarters, resulting  in an  increase  in  unearned  maintenance revenue.

     Cash used for  investing  activities  totaled  $6.8  million  and  included capital  expenditures  of $2.5  million  and net  purchases  of  marketable securities of $4.4 million.  Cash provided by financing  activities totaled
     $0.5  million and was a result of proceeds  received  from the  exercise of employee  stock  options  and  stock  purchases  under the  employee  stock purchase plan offset by payments on capital lease obligations.

     We have a $5.0 million  multi-currency  revolving line of credit  available until June 27, 2003.  Borrowings  under the  arrangement  are unsecured and bear interest at 125 basis points over the London Interbank Offered Rate. A standby letter of credit fee of 125 basis points per annum and a commitment fee of 50 basis points are assessed against any unused amounts.  There were no borrowings  outstanding against our line of credit at March 31, 2003. We have been using the line of credit as collateral for issuance of letters of credit valued at  approximately  $500,000 in Europe for certain  government sales contracts and a small number of vendor  contracts.  We are subject to
     certain  financial  covenants  that  include,   but  are  not  limited  to,
     compliance with specific balance sheet ratios, no two consecutive quarterly losses, an aggregate loan limit to the officers not to exceed $5.0 million, and a capital  expenditure limit under this line of credit. As of March 31,
     2003, we were in compliance with all such covenants.

     Contractual cash obligations of significance  include  operating leases for
     our  corporate  offices,  sales  offices,   development  and  manufacturing
     facilities, and other equipment under non-cancelable operating leases, some of which have renewal  options and generally  provide for escalation of the annual rental amount. (See Note 9).

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

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets,"  which we  adopted  January 1, 2002.  SFAS No. 142  requires  that goodwill and other  intangible  assets with  indefinite  useful  lives,  no longer be amortized, but instead be tested for impairment at least annually and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than  goodwill to be amortized  over their useful lives unless these  lives are  determined  to be  indefinite.  In  accordance  with this standard, we do not amortize goodwill and indefinite life intangible assets but evaluate their carrying value annually or when events or  circumstances indicate  that their  carrying  value may be impaired.  On the first day of
     July of each year, goodwill will be tested for impairment by determining if the carrying  value of each  reporting  unit exceeds its fair value.  As of
     March 31, 2003, no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or
     Disposal  of  Long-Lived   Assets."  This  statement   addresses  financial
     accounting  and reporting for the  impairment of long-lived  assets and for the disposal of long-lived assets and discontinued operations. SFAS No. 144 superseded  SFAS No. 121,  "Accounting  for the  Impairment  of  Long-Lived
     Assets and for  Long-Lived  Assets to Be Disposed Of," and is effective for fiscal  years  beginning  after  December  15,  2001.  The adoption of this standard  on  January  1,  2002  did  not  have a  material  impact  on our consolidated financial position and results of operations.

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
     Associated with Exit or Disposal  Activities,"  which  addresses  financial accounting  and  reporting  for  costs  associated  with  exit or  disposal activities  and  supersedes  EITF Issue 94-3,  "Liability  Recognition  for
     Certain Employee  Termination  Benefits and Other Costs to Exit an Activity
     (including  Certain  Costs  Incurred  in a  Restructuring)."  SFAS No.  146
     requires  that  costs  associated  with  exit  or  disposal  activities  be recognized  when they are incurred  rather than at the date of a commitment to an exit or  disposal  plan.  SFAS  No.  146  also  establishes  that the liability  should  initially  be measured  and  recorded at fair value.  We adopted  the  provisions  of SFAS No. 146 for exit or  disposal  activities initiated after December 31, 2002.

     In November  2002,  the FASB  issued FIN 45,  "Guarantor's  Accounting  and
     Disclosure  Requirements for Guarantees,  Including Indirect Guarantees and
     Indebtedness of Others," an interpretation of FASB Statement Nos. 5, 57 and
     107,  and  rescission  of FIN 34,  "Disclosure  of Indirect  Guarantees  of
     Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the  guarantor  in its interim and annual  financial  statements  about its obligations  under certain  guarantees that it has issued. It also requires that a guarantor  recognize,  at the inception of a guarantee,  a liability for the fair value of the  obligation  undertaken in issuing the guarantee.
     The  provisions  related to  recognizing  a liability  at  inception of the guarantee for the fair value of the guarantor's  obligations does not apply to product  warranties or to guarantees  accounted for as derivatives.  The initial  recognition and measurement  provisions of this interpretation are applicable on a prospective  basis to guarantees  issued or modified  after
     December 31, 2002,  while the  disclosure  requirements  are  effective for financial  statements  for interim or annual  periods ending after December
     15, 2002.  The adoption of the  recognition  of provisions of FIN 45 in the three  months  ended March 31,  2003 did not have a material  impact on its consolidated results of operations or financial position.

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

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
     Interest   Entities."  In  general,   a  variable   interest  entity  is  a
     corporation,  partnership,  trust,  or any other legal  structure  used for business  purposes  that  either (a) does not have  equity  investors  with voting rights or (b) has equity  investors  that do not provide  sufficient financial  resources  for the  entity to  support  its  activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company  is subject  to a  majority  of the risk of loss from the  variable interest  entity's  activities  or  entitled  to receive a majority  of the entity's residual returns or both. The consolidation requirements of FIN 46 apply  immediately to variable  interest entities created after January 31,
     2003. The consolidation  requirements  apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure  requirements  apply in all  financial  statements  issued after
     January 31,  2003,  regardless  of when the  variable  interest  entity was established.  We do not have any variable interest entities as of March 31,
     2003.  The  adoption  of FIN 46 did  not  have  a  material  impact  on our consolidated results of operations or our financial position.

     Other Matters

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

          The decision to implement  our products is subject to each  customer's resources and budget availability.  Our quarterly sales generally include a mix of medium sized orders, along with several large individual orders, and as a result,  the loss or delay of an  individual  large order could have a significant  impact on our  quarterly  operating  results and revenue.  Our operating  expenses are based on projected revenue trends and are generally
     fixed.   Therefore,   any  shortfall  from  projected   revenue  may  cause
     significant fluctuations in operating results from quarter to quarter. As a result of these factors,  revenue and operating results for any quarter are subject to fluctuations and are not predictable with any significant degree of accuracy. Therefore, we believe that period-to-period comparisons of our results of operations  should not be relied upon as  indications  of future performance.  Moreover, such factors could cause our operating results in a given quarter to be below the  expectations  of public market  analysts and investors.  In either  case,  the price of our common  stock could  decline materially.

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
     There is  competition  for such personnel; particularly software developers professional  services consultants and other technical  personnel,  and pay scales in the software  industry have  significantly  increased.  We cannot assure that in the future we will be successful in attracting and retaining such personnel.

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

          Acquisitions of companies or technologies may result in disruptions to our business and diversion of management  attention,  which could cause our financial  performance  to suffer.  As part of our  business  strategy,  we frequently  evaluate strategic  acquisition  opportunities.  For example we recently completed the acquisitions of eGrail and Shana. We anticipate that our future growth may depend in part on our ability to identify and acquire complementary  businesses,  technologies  or  product  lines.  Acquisitions involve significant risks and could divert management's  attention from the
     day-to-day   operations  of  our  ongoing  business.   Additionally,   such
     acquisitions may include numerous other risks,  including,  but not limited to the following:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment  portfolio.  We have not used derivative financial instruments in our investment portfolio.  We place our investments with high-quality issuers and,  by  policy,  limit the amount of credit  exposure  to any one  issuer.  We protect  and  preserve  our  invested  funds by  limiting  default,  market  and reinvestment risk. Our investments in marketable securities consist primarily of high-grade  corporate and  government  securities  with  maturities of less than three years.  Investments purchased with an original maturity of three months or less are considered to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate  component of stockholders'  equity.  Average  maturity of our investment  portfolio is 5.5 months;  therefore  the  movement of interest  rates  should not have a material impact on our balance sheet or income statement.

At any time,  a  significant  increase/decrease  in interest  rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed a sensitivity analysis as of March 31, 2003 and 2002, using a modeling
technique   that  measures  the  change  in  the  fair  values  arising  from  a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held constant.  The  analysis  covers  our  investment  and is based on the  weighted average  maturity  of our  investments  as of  March  31,  2003  and  2002.  The sensitivity  analysis  indicated  that a  hypothetical  50 basis points  adverse movement  in  interest  rates  would  result in a loss in the fair values of our
investment   instruments  of  approximately  $286,000  at  March  31,  2003  and approximately  $275,000 at March 31, 2001.  Similarly a  hypothetical  100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values  of our  investments  of  approximately  $573,000  at  March31,  2003 and approximately $550,000 at March 31, 2002.

The following table provides information about our cash and cash equivalents and our investment portfolio at March 31, 2003 (dollars in thousands):

                                                         Estimated Fair
  (In thousands)                                Cost              Value
     Debt Securities
       Due in one year or less:
          Short-term munis-taxable         $   2,202          $   2,206
          Corporate                            5,665              5,690
          Governments/Agencies                16,669             16,675
     Total due in one year                 $  24,536          $  24,571

     Due in one to three years:
          Taxable Munis                    $   3,493          $   3,513
          Corporate                            2,084              2,084
          Government/Agencies                 27,001             27,036
      Total due in three years             $  32,578          $  32,633

         Grand total                       $  57,114          $  57,204

Actual maturities may differ from contractual  maturities  because the issuer of the securities  may have the right to repurchase  such  securities.  The Company classifies short-term investments in current assets, as all such investments are available for current operations.

Foreign Currency Fluctuations and Inflation

Our performance  can be affected by changes in foreign  currency values relative to the U.S.  dollar in relation to our revenue and operating  expenses.  We have entered into forward foreign exchange  contracts  primarily to hedge amounts due from  and the  net  assets  of  selected  subsidiaries  denominated  in  foreign currencies (mainly in Europe and Asia Pacific) against  fluctuations in exchange rates.  We  have  not  entered  into  forward  foreign  exchange  contracts  for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions.  The criteria
we  use  for   designating  a  contract  as  a  hedge  include  the   contract's
effectiveness   in  risk  reduction  and   one-to-one   matching  of  derivative
instruments  to underlying  transactions.  Gains and losses on foreign  exchange contracts are recognized in income in the same period as gains and losses on the underlying  transactions.  If an underlying  hedged  transaction were terminated earlier than initially  anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract  would be  recognized in income in the same period. In addition,  since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any material net gain or loss,  as any gain or loss on the underlying foreign currency denominated balance would be offset  by the  gain or loss on the  forward  contract.  Our  forward  contracts generally  have an original  maturity of three months.  As of March 31, 2003, we had forward foreign exchange contracts outstanding totaling  approximately $15.5 million in ten currencies.  These contracts were opened on the last business day of the quarter and mature within three months.

Cumulative other  comprehensive loss decreased $2.0 million for the three months ended  March 31,  2003 due to  unrealized  foreign  currency  translation  gains resulting from the  strengthening of the euro against the U.S. dollar during the first quarter of 2003.

Management  believes  that  inflation  has not had a  significant  impact on the prices of our products, the cost of our materials,  or our operating results for the three months ended March 31, 2003.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     The  list of  exhibits  contained in the  accompanying Index to Exhibits is herein incorporated by reference.

(b)  No reports on Form 8-K were filed during the first quarter of 2003.

                                    SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                 FILENET CORPORATION

May 14, 2003
Date
                            By:   /s/  Sam M. Auriemma
                                 Sam M. Auriemma, Senior Vice President
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

May 14, 2003
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

May 14, 2003
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

      4.4*      Amendment  Three dated November 30, 2002 to Rights  Agreement dated as of November 4, 1988 between
                FileNet Corporation and Equiserve Trust Company,  N.A.,  successors to BANKBOSTON,  N.A. (filed as
                Exhibit  4.4 to  Registrant's  Annual  Report on Form 10-K filed for the year ended  December  31,
                2002).

    10.1*       Second Amended and Restated Credit  Agreement  (Multi-currency)  by and between the Registrant and
                Bank of America  National Trust and Savings  Association  dated June 30, 1999,  effective June 30,
                1999 (filed as Exhibit 10.1 to  Registrant's  Quarterly  Report on Form 10-Q for the quarter ended
                June 30,  1999) as amended by a Waiver and First  Amendment to Credit  Agreement  dated as of June
                29, 2002 and by a letter amendment dated as of April 5, 2002.

    10.1.1*     Waiver and First Amendment to Credit  Agreement  (Multi-currency)  by and among the Registrant and
                Bank of America,  N.A., formerly known as Bank of America National Trust and Savings  Association,
                dated June 29, 2002,  effective June 29, 2002 (filed as Exhibit 10/1 to Registrant's Annual Report on Form 10-K filed for the year ended December 31, 2002).

    10.1.2*     Letter   amendment  dated  as  of  April  5,  2002  and  Third   Amendment  to  Credit   Agreement
                (Multi-currency)  by and between the  Registrant and Bank of America,  N.A.,  dated as of June 28,
                2002 (filed as Exhibit 10.1.2 to Registrant's  Quarterly Report on Form 10-Q for the quarter ended
                June 30, 2002).

    10.2*+      Amended and  Restated  1995 Stock Option Plan of FileNet  (filed as Exhibit  99.1 to  Registrant's registration statement on Form S-8 filed on October 15, 2002; Registration No. 333-71598).

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

    10.9*       Asset Purchase Agreement between the Registrant and Application Partners,  Inc. dated May 18, 2000
                (filed as Exhibit 10.24 to Registrant's Form 10-Q for the quarter ended June 30, 2000).

    10.10*+     Written  Compensation  Agreement and Non-Statutory Stock Option Agreement (with Notice of Grant of
                Stock Option and Special Addendum) between  Registrant and Mr. Sam Auriemma (filed as Exhibit 99.1 and  99.2  to  Registrant's  registration  statement  on  Form  S-8,  filed  on  April  20,  2002;
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

    10.14.1*+   Amended Form of 2002  Incentive  Award Plan  Incentive  Option  Agreement  with Notice of Grant of
                Stock  Option  (filed as Exhibit  10.14.1 to  Registrant's  Quarterly  Report on Form 10-Q for the
                quarter ended March 31, 2003).

    10.14.2*+   Amended Form of 2002 Incentive  Award Plan  Non-Qualified  Stock Option  Agreement for Independent
                Directors  with  Notice  of Grant of Stock  Option  (filed  as  Exhibit  10.14.2  to  Registrant's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

   * Incorporated herein by reference
   + Management contract, compensatory plan or arrangement

