Form 10-Q
period 2003-06-30
FILENET CORP
filed 2003-08-13
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended June 30, 2003

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
                                                      Yes  |X|  No |_|

  As of August 12, 2003, there were 36,496,332 shares of the Registrant's common stock outstanding.

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

     Item 1.        Unaudited Condensed Consolidated Financial Statements  ........  3

     Item 2.        Management's Discussion and Analysis of Financial Condition

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                       FILENET CORPORATION
                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except share amounts)

                                                               June 30,      December 31,
                                                                  2003              2002
ASSETS
Current assets:
  Cash and cash equivalents                                 $  157,330        $  130,154
  Short-term investments                                        25,694            29,188
  Accounts receivable, net                                      37,611            44,839
  Inventories, net                                               1,919             2,568
  Prepaid expenses and other current assets                     15,201            13,317
  Deferred income taxes                                            802               802
  Total current assets                                         238,557           220,868

  Property, net                                                 30,883            34,641
  Long-term investments                                         22,814            25,864
  Goodwill                                                      24,480            16,907
  Intangible assets, net                                         8,606             3,029
  Deferred income taxes                                         20,048            21,792
  Other assets                                                   3,929             4,935

   Total assets                                             $  349,317        $  328,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $    7,074        $    7,706
  Customer deposits                                              4,611             2,962
  Accrued compensation and benefits                             18,213            20,729
  Unearned maintenance revenue                                  51,348            38,945
  Other accrued liabilities                                     14,237            15,224
  Total current liabilities                                     95,483            85,566

  Unearned maintenance revenue and other liabilities             2,584             3,565
  Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock - $0.10 par value; 7,000,000 shares
    authorized; none issued and outstanding
  Common stock - $0.01 par value; 100,000,000 shares
    authorized; 37,464,825 shares issued and 36,366,825
    shares outstanding at June 30, 2003; and
    37,014,512 shares issued and 35,916,512 shares
    outstanding at December 31, 2002                           210,911           206,676
  Retained earnings                                             55,966            53,178
  Accumulated other comprehensive loss                          (1,060)           (6,382)
  Treasury stock, at cost; 1,098,000 shares                    (14,567)          (14,567)
  Net stockholders' equity                                     251,250           238,905

    Total liabilities and stockholders' equity              $  349,317        $  328,036

See accompanying notes to unaudited condensed consolidated financial statements.

                                              FILENET CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)

                                           Three Months Ended June 30,           Six Months Ended June 30,
                                                2003             2002              2003              2002
 Revenue:
   Software                               $   33,555       $   34,350        $   69,077        $   65,590
   Customer support                           41,164           37,281            79,862            73,844
   Professional services and education        11,802           14,491            23,933            30,327
   Hardware                                      596            2,105             1,294             4,707
   Total revenue                              87,117           88,227           174,166           174,468

 Costs:
   Software                                    3,608            2,674             6,616             4,755
   Customer support                            8,715            9,807            18,484            19,895
   Professional services and education        10,335           13,187            21,415            26,642
   Hardware                                    1,253            1,585             2,055             3,510
   Total cost of revenue                      23,911           27,253            48,570            54,802

     Gross Profit                             63,206           60,974           125,596           119,666

 Operating expenses:
   Sales and marketing                        34,856           32,761            69,255            65,050
   Research and development                   19,680           18,924            38,982            36,229
   In-process research and development             -              400                 -               400
   General and administrative                  8,326            8,605            16,152            16,793
   Total operating expenses                   62,862           60,690           124,389           118,472

 Operating income                                344              284             1,207             1,194

 Other income, net                             1,620            1,921             2,665             2,829

 Income before income taxes                    1,964            2,205             3,872             4,023

 Provision for income taxes                      512              471             1,084               925

 Net income                               $    1,452       $    1,734        $    2,788        $    3,098

 Earnings per share:
   Basic                                  $     0.04       $     0.05        $     0.08        $     0.09
   Diluted                                $     0.04       $     0.05        $     0.08        $     0.08

 Weighted-average shares outstanding:
   Basic                                      36,173           35,543            36,057            35,452
   Diluted                                    37,296           36,741            36,960            36,983

See accompanying notes to unaudited condensed consolidated financial statements.

                                                               FILENET CORPORATION
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                                 (In thousands)

                                                       Three Months Ended                Six Months Ended
                                                           June 30,                          June 30,       .
                                                      2003             2002            2003             2002

 Net income                                      $   1,452        $   1,734      $    2,788        $   3,098
 Other comprehensive income:
   Foreign currency translation adjustments          3,363            5,401           5,360            4,991
 Unrealized gains on securities:
    Unrealized holding gains                           (28)              89             (38)              14
 Total other comprehensive income                    3,335            5,490           5,322            5,005
 Comprehensive income                            $   4,787        $   7,224      $    8,110        $   8,103

See accompanying notes to unaudited condensed consolidated financial statements.

                                                FILENET CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

                                                                           Six Months Ended
                                                                                June 30,
                                                                       2003               2002

Cash flows from operating activities:
 Net income                                                        $  2,788           $  3,098
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Purchased in-process research and development                        -                400
     Depreciation and amortization                                    9,937             10,724
     Loss on sale of fixed assets                                        28                 10
     Provision for doubtful accounts                                     26                612
     Deferred income taxes                                            1,731                  9
     Changes in operating assets and liabilities, net of
       the effects of acquisition:
       Accounts receivable                                            8,918             15,403)
       Inventories                                                      698                458
       Prepaid expenses and other current assets                        514             (3,969)
       Accounts payable                                              (1,188)             2,630
       Accrued compensation and benefits                              1,633              2,438
       Customer deposits and advances                                (3,363)              (983)
       Unearned maintenance revenue                                   9,965              9,845
       Income taxes payable                                            (808)               886
       Other                                                         (2,628)            (5,015)
 Net cash provided by operating activities                           28,251              5,740

 Cash flows from investing activities:
 Capital expenditures                                                (5,030)            (6,506)
 Proceeds from sale of property                                          66                 40
 Note receivable from officer                                             -             (1,900)
Cash paid for acquisition                                            (8,073)            (9,359)
 Purchases of marketable securities                                 (60,199)           (73,497)
 Proceeds from sales and maturities of marketable securities         64,305             55,100
 Net cash used in investing activities                               (8,931)           (36,122)

 Cash flows from financing activities:
 Proceeds from issuance of common stock                               4,187              3,603
 Principal payments on capital lease obligations                          -               (854)
 Net cash provided by financing activities                            4,187              2,749

 Effect of exchange rate changes on cash and cash equivalents         3,669              4,421

 Net increase in cash and cash equivalents                           27,176            (23,212)
 Cash and cash equivalents, beginning of year                       130,154            107,502
 Cash and cash equivalents, end of period                           157,330             84,290

 Supplemental cash flow information:
 Interest paid                                                           32                 51
 Income taxes paid                                                 $  2,638           $    120

See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements of FileNet  Corporation (the "Company" or "FileNet") reflect all adjustments  (consisting  of normal  recurring  adjustments)  necessary  to present fairly the financial  position of the Company at June 30, 2003, the results of its operations,  and its comprehensive  operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months  ended June 30,  2003 and 2002.  Certain  information  and  footnote disclosures  normally included in financial  statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission (the "SEC"),  although the Company believes that the disclosures in the condensed  consolidated  financial statements are adequate to ensure the information presented is not misleading.  These condensed  consolidated financial  statements  should be read in conjunction  with the consolidated financial  statements and notes thereto,  contained in the Company's Annual
     Report on Form 10-K for the fiscal year ended  December 31, 2002 filed with the SEC on March 28,  2003.  The  results  of  operations  for the  interim periods are not  necessarily  indicative of the  operating  results for the year, or any other future period.

2.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial  Accounting  Standards  Board  ("FASB")  issued
     Statement of Financial  Accounting  Standards  ("SFAS") No. 141,  "Business
     Combinations," which was effective immediately.  SFAS No. 141 requires that the purchase  method of  accounting  be used for all business  combinations initiated  after June 30, 2001 and it eliminated  the  pooling-of-interests method.  The adoption of this standard did not have a significant impact on the Company's consolidated financial statements.  The Company's acquisition of certain assets and certain  liabilities  of eGrail,  Inc. in April 2002, and the  acquisition of Shana  Corporation in April 2003 were accounted for in compliance with this pronouncement (See Note 3 for details).

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets," which the Company  adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives,  unless these  lives are  determined  to be  indefinite.  In  accordance  with this
     Standard,  the Company  does not  amortize  goodwill  and  indefinite  life intangible  assets but  evaluates  their  carrying  value  annually or when events or circumstances indicate that their carrying value may be impaired.
     On the  first  day of July of  each  year,  goodwill  will  be  tested  for impairment by  determining  if the carrying  value of each  reporting  unit exceeds its fair value.  As of June 30, 2003, no impairment of goodwill has been recognized.  If estimates  change, a materially  different  impairment conclusion  could result.  The Company is currently  testing for impairment with results expected by late August 2003.

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

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
     Associated with Exit or Disposal  Activities,"  which  addresses  financial accounting  and  reporting  for  costs  associated  with  exit or  disposal activities and supersedes  Emerging  Issues Task Force ("EITF") Issue 94-3,
     "Liability  Recognition for Certain Employee Termination Benefits and Other
     Costs  to  Exit  an  Activity   (including  Certain  Costs  Incurred  in  a
     Restructuring)."  SFAS No. 146 requires that costs  associated with exit or disposal activities be recognized when they are incurred rather than at the date of a  commitment  to an exit or  disposal  plan.  SFAS  No.  146  also establishes that the liability should initially be measured and recorded at fair value.  The Company adopted the provisions of SFAS No. 146 for exit or disposal activities  initiated after December 31, 2002. The adoption of the provisions  of SFAS No. 146 in the three and six months ended June 30, 2003 did not have a material  impact on the  Company's  consolidated  results of operations or financial position.

     In  November  2002,  the FASB issued FASB  Interpretation  No.  ("FIN") 45,
     "Guarantor's   Accounting  and  Disclosure   Requirements  for  Guarantees,
     Including   Indirect   Guarantees   and   Indebtedness   of   Others,"   an
     interpretation  of FASB Statement Nos. 5, 57 and 107, and rescission of FIN
     34,  "Disclosure of Indirect  Guarantees of Indebtedness of Others." FIN 45
     elaborates  on the  disclosures  to be made by the guarantor in its interim and  annual  financial  statements  about  its  obligations  under  certain guarantees that it has issued. It also requires that a guarantor recognize, at the  inception  of a  guarantee,  a liability  for the fair value of the obligation  undertaken in issuing the guarantee.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the  guarantor's  obligations  does not apply to product  warranties  or to guarantees  accounted  for as  derivatives.  The  initial  recognition  and
     measurement   provisions  of  this   interpretation  are  applicable  on  a
     prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure  requirements  are effective for financial  statements for interim or annual  periods ending after December 15, 2002. The adoption of the  recognition  provisions of FIN 45 in the three and six months ended
     June 30, 2003 did not have a material impact on the Company's  consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
     Compensation  Transition and  Disclosure."  This statement  amends SFAS No.
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
No. 123, for the three and six months ended June 30, 2003 and 2002:

                                                          Three Months Ended          Six Months Ended
                                                             June 30,                     June 30,
(In thousands, except per share amounts)                  2003         2002           2003         2002

 Net income, as reported                              $  1,452     $   1,734     $   2,788    $   3,098

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net
 of related tax effects                                 (2,062)       (2,075)       (4,101)      (4,537)
 Pro forma net loss                                       (610)         (341)       (1,313)      (1,439)

 Earnings per share:
 Basic earnings per share - as reported               $    .04     $     .05     $     .08    $     .09
 Basic earnings (loss) per share - pro forma              (.02)         (.01)         (.04)        (.04)

 Diluted earnings per share - as reported                  .04           .05           .08          .08
 Diluted earnings (loss) per share - pro forma        $   (.02)    $    (.01)    $    (.04)   $    (.04)

Pro forma  compensation cost of shares issued under the Employee Qualified Stock
Purchase Plan is measured based on the discount from market value on the date of purchase in  accordance  with SFAS No. 123. For purposes of computing  pro forma net income,  we estimate the fair value of each option grant and employee  stock purchase plan right on the date of grant using the Black-Scholes  option-pricing
model.  The  Black-Scholes   option-pricing  model  was  developed  for  use  in
estimating the value of traded options that have no vesting restrictions and are fully transferable,  while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly  subjective  assumptions  including  the  expected  stock  price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical data.

The  assumptions  used to value the option  grants and the  purchase  rights are stated as follows:

                                        Three Months Ended                 Six Months Ended
                                           June 30,                            June 30,

                                      2003            2002              2003             2002

Expected life (in years)           2 to 5          2 to 5            2 to 5           2 to 5
Expected volatility                    64%             78%          64 - 66%         75 - 78%
Risk free interest rates     1.63 to 4.36%   3.58 to 5.28%     1.63 to 4.76%    2.16 to 5.28%
Expected dividend                       0%              0%                0%               0%

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
The consolidation  requirements apply to older entities in the first fiscal year or interim  period  beginning  after June 15,  2003.  Certain of the  disclosure requirements  apply in all financial  statements  issued after January 31, 2003, regardless of when the variable  interest  entity was  established.  The Company does not have any variable  interest  entities as of June 30, 2003. The adoption of FIN 46 did not have a material impact on the Company's  consolidated  results of operations or its financial position.

In April  2003,  FASB  issued  SFAS No.  149,  "Amendment  of  Statement  133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what  circumstances  a  contract  with  an  initial  net  investment  meets  the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2)
clarifies  when a  derivative  contains a  financing  component,  (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing  pronouncements,  which will  collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts and hedging  relationships entered into or modified  after June 30, 2003. The Company does not believe that the  adoption  of SFAS No. 149 will have a material  impact on its  consolidated financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments with  Characteristics  of both Liabilities and Equity." SFAS No. 150 establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with characteristics of both debt and equity and requires an issuer to classify the following  instruments  as  liabilities in its balance sheet:

     o    a  financial   instrument  issued  in  the  form  of  shares  that  is
          mandatorily  redeemable and embodies an unconditional  obligation that requires  the  issuer  to redeem it by  transferring  its  assets at a specified  or  determinable  date or upon an event  that is certain to occur;

     o    a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares,  or is indexed to  such  an  obligation,  and  requires  the  issuer  to  settle  the obligation by transferring assets; and

     o    a financial instrument that embodies an unconditional  obligation that the issuer  must  settle by  issuing a  variable  number of its equity shares if the  monetary  value of the  obligation  is based  solely or predominantly  on (1) a  fixed  monetary  amount,  (2)  variations  in something other than the fair value of the issuer's equity shares,  or
          (3) variations  inversely  related to changes in the fair value of the issuer's equity shares.

SFAS No. 150 is effective  for  financial  instruments  entered into or modified after May 31, 2003 and is effective for all other  financial  instruments  as of the first interim period  beginning  after June 15, 2003.  SFAS No. 150 is to be implemented  by  reporting  the  cumulative  effect  of a change  in  accounting principle.  The Company  does not expect the  adoption of SFAS No. 150 to have a material impact on its consolidated financial statements

Reclassifications.  Certain  reclassifications  have been  made to  prior-years'
balances to conform to the current-year's presentation.

3.   ACQUISITIONS

     On April 2, 2002, the Company  acquired  certain assets and assumed certain liabilities of eGrail, Inc.  ("eGrail"),  a Web content management company.
     This  strategic  acquisition  provides  additional  Web Content  Management
     ("WCM")  software  application   capabilities  that  expand  the  Company's
     position  in  the  Enterprise  Content  Management  ("ECM")  market,  which contributed to the purchase  price that resulted in goodwill.  The purchase price for the acquisition  consisted of $9.0 million in cash  consideration and direct acquisition costs of $359,000.

     On April 2, 2003,  the Company  completed a stock  purchase  acquisition of
     Shana Corporation  ("Shana"),  an electronic forms management company. This strategic  acquisition  provides  technology  and  experience to expand the
     Company's ECM offering with Enterprise Forms Management  capability,  which contributed  to the purchase  price and resulted in goodwill.  The purchase price for the acquisition consisted of $8.55 million in cash, less $938,000 of acquired cash consideration,  plus $184,000 in acquisition  expenses and
     $277,000 paid for Non-Compete Agreements.

     In  accordance   with  SFAS  No.  141,   "Business   Combinations,"   these
     acquisitions  were  accounted for under the purchase  method of accounting.
     The purchase price was allocated as follows:

                                                      eGrail, Inc.          Shana Corp.
                                                    April 2, 2002        April 2, 2003
    (In thousands)
     Net tangible assets                                $     581            $   2,725
     Patents                                                   24                    -
     Acquired technology                                    3,300                4,000
     Technical manuals and design documents                     -                  600
     Customer maintenance relationships                         -                  800
     In-process research and development                      400                    -
     Non-Compete Agreements                                     -                  277
     Liabilities assumed                                     (739)              (2,494)
     Goodwill                                               5,793                3,103
     Total purchase price                               $   9,359            $   9,011
     Less cash acquired                                         -                 (938)
     Net cash paid                                      $   9,359            $   8,073

     The Company  allocated the purchase  price of these  acquisitions  based on fair value.  Statement of Financial  Accounting Concepts No. 7 defines fair value as the  amount  at which an asset (or  liability)  could be bought or sold in a current transaction between willing parties,  that is, other than in a forced or liquidation sale.

     The valuation of the eGrail assets included $400,000 of in-process research and development,  which was expensed upon acquisition because technological feasibility  had not  been  established  and no  future  alternative  uses, existed.  New  product  development  underway  at eGrail at the time of the acquisition  included the next  generation of their WCM product that was in the  early  stages  of  design  and  only 5%  complete  at the  date of the
     acquisition.   The  cost  to  complete   the  project  was   estimated   at
     approximately $3.0 million to occur over a 12-month period. As of March 31,
     2003 the project was complete and the Company incurred  approximately  $4.8 million of research and development  expenses  related to the project.  The remaining  purchase  price was primarily  allocated to tangible  assets and goodwill.  The  acquired  technology  of $3.3 million was assigned a useful life of five years and  patents of $24,000  were  assigned a useful life of two years.  The  remaining  purchase  price of $6.0  million was  primarily allocated to tangible  assets and goodwill.  Goodwill is tax deductible for this asset purchase.

     The valuation of Shana resulted in acquired  technology,  technical manuals and design documents, and customer maintenance  relationships.  Since Shana had recently completed Version 4.1 of its eForms  product, there was no in-
     process  research and development  underway at the time of the acquisition.
     Shana's  technology manuals and design documents are the "roadmaps" for the
     eForms  technology  and  will  be  used  by  FileNet  product  development.
     Recurring  maintenance  revenues  are expected  and  estimable  for Shana's customers based on the older and newer versions of eForms  technology.  The acquired  technology  of $4.0  million,  the  technical  manuals and design documents  of  $600,000,  and the  customer  maintenance  relationships  of
     $800,000 were assigned a useful life of five years. The remaining  purchase price of $3.6 million was  allocated  primarily to goodwill.  In accordance with SFAS No. 142, goodwill for both acquisitions will not be amortized but will  be  reviewed  for  impairment  on an  annual  basis  in  July.  (This evaluation is currently underway with an estimated  completion date in late
     August.)  Although the goodwill  stemming from the Shana stock  purchase is non-deductible  for Canadian tax purposes,  a Section 338(g)  election will result in the  reduction  of taxable  income for U.S.  tax purposes on this transaction.

     Actual results of operations of the acquired  eGrail  business,  as well as assets and liabilities of the acquired eGrail business, are included in the unaudited  condensed  consolidated  financial  statements  from the date of acquisition.  The pro forma  results of  operations  data for the six-month period ended June 30, 2003 and 2002 presented below assumes that the eGrail acquisition  had been made at the  beginning of fiscal 2002.  The pro forma data is presented for  informational  purposes only and is not  necessarily indicative of the results of future  operations  nor of the actual  results that  would  have been  achieved  had the  acquisition  taken  place at the beginning of fiscal 2002. No pro forma  information  has been presented for the Shana acquisition,  as the result did not have a material impact on the financial statements of the company during the reporting period.

                                              Six Months Ended
                                                  June 30,

                                     2003 Actual       2002 Pro Forma
         (in thousands)
          Revenue                     $  174,166           $  175,220
          Net income                       2,788                1,245
          Earnings per share:
             Basic                    $      .08           $      .04
             Diluted                  $      .08           $      .03

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
     Intangible  assets  with  definite  lives  must  be  amortized  over  their estimated useful lives.  Shana goodwill and intangible assets were recorded on our Canadian  subsidiary  and a portion of the  goodwill and  intangible assets for previous  acquisitions was allocated to our Ireland  subsidiary.
     This results in foreign  exchange  translation  fluctuation.  The following table  represents  the balance of goodwill as of December  31, 2002 and the changes in goodwill for the six months ended June 30, 2003:

 Goodwill (in thousands)
 Balance as of December 31, 2002                           $   16,907
 Goodwill acquired during the period                            3,103
 Adjustments                                                    3,498
 Foreign currency gain                                            972
 Balance as of June 30, 2003                               $   24,480

     Other  adjustments to goodwill included $1.7 million for the write-off of a prepaid royalty and the  recognition of a $1.7 million  deferred tax asset.
     Prior to the Shana acquisition, FileNet licensed the eForms technology from
     Shana under an agreement that resulted in a prepaid royalty.  The remaining balance of this prepaid royalty fee was considered additional investment in
     Shana and was  allocated  to  goodwill.  A deferred  tax asset was recorded under  purchase  accounting  for the  estimated  future tax  effects of the identified  intangibles  with a  corresponding  entry to  goodwill  of $1.7 million.

     Acquired  technology,  technical  manuals  and design  documents,  customer maintenance  relationships,  non-compete  agreements  and  patents  are the
     Company's only  intangible  assets subject to  amortization  under SFAS No.
     142.  These assets were  recorded in  connection  with the  acquisition  of asstes of eGrail in April 2002 and the  acquisition of Shana in April 2003, and are  comprised  of the  following  as of December 31, 2002 and June 30,
     2003:

Intangible Assets Subject to Amortization

                                                                                       Foreign
 Balance as of December 31, 2002                                  Accumulated         Currency
(in thousands)                                      Gross        Amortization      Fluctuation           Net

 Acquired technology and Other Intangibles      $   3,468          $    (532)         $     79     $   3,015
 Non-compete agreements                                 -                  -                 -             -
 Patents                                               25                (12)                1            14
 Total                                          $   3,493          $    (544)         $     80     $   3,029

 Intangible Assets Subject to Amortization
                                                                                       Foreign
 Balance as of June 30, 2003                                      Accumulated         Currency
(in thousands)                                      Gross        Amortization      Fluctuation           Net

 Acquired technology and Other Intangibles      $   8,868          $   (1213)         $    673     $   8,328
 Non-compete agreements                               277                (29)               24           272
 Patents                                               25                (21)                2             6
 Total                                          $   9,170          $  (1,263)         $    699     $   8,606

     Acquired technology,  technical manuals and design documents,  and customer maintenance  relationships  are being  amortized over a useful life of five years, patents are being amortized over a useful life of two years, and the non-compete  agreements  are being  amortized  between two and three years.
     Amortization  expense for  amortizing  intangible  assets was  $494,000 and
     $677,000 for the three and six months ended June 30, 2003, and $168,000 for the three and six months ended June 30, 2002. Estimated future amortization expense (excluding foreign exchange effect) of purchased  intangible assets as of June 30, 2003 is as follows (in thousands):

                                      Fiscal Year         Amount
                          2003 (remaining 6 months)    $   1,017
                                              2004         2,024
                                              2005         1,990
                                              2006         1,926
                                              2007         1,356
                                              2008           293
            Total Amortization Expense                 $   8,606

5.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income for the period by the  weighted-average  number of common  shares  outstanding  during the period.  Diluted  earnings  per share is computed by dividing net income by the weighted-average  number of common shares outstanding plus the dilutive effect of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury stock method. The number of dilutive options  excluded  from the  basic  EPS  calculation  for the three and six months ended June 30, 2003 were 1,123,000 and 903,000  shares,  compared to
     1,198,000 and 1,531,000 for the  comparable  periods in 2002. The following table sets forth the  computation  of basic and diluted  earnings per share for the three and six months ended June 30, 2003 and 2002:

                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                           2003           2002             2003              2002
   (in thousands, except per share amounts)
    Net Income                                        $   1,452      $   1,734        $   2,788         $   3,098

    Shares used in computing                             36,173         35,543           36,057            35,452
      basic earnings per share
    Dilutive effect of stock plans                        1,123          1,198              903             1,531
    Shares used in computing
      diluted earnings per share                         37,296         36,741           36,960            36,983

    Earnings per basic share                          $    0.04      $    0.05        $    0.08         $    0.09
    Earnings per diluted share                        $    0.04      $    0.05        $    0.08         $    0.08

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss for the six months ended June 30, 2003 is comprised of the following:

                                                  Foreign       Unrealized        Accumulated
                                                 Currency          Holding              Other
                                              Translation             Gain      Comprehensive
                                               Adjustment            (Loss)             (Loss)
     (in thousands)
      Balance, December 31, 2002                   (6,448)              66             (6,382)
      Six month period changes                      5,360              (38)             5,322
      Balance, June 30, 2003                       (1,088)              28             (1,060)

7.   OPERATING SEGMENT DATA

     The Company has prepared  operating segment  information in accordance with
     SFAS No. 131,  "Disclosures  About  Segments of An  Enterprise  and Related
     Information,"  to report  components  that are  evaluated  regularly by the
     Company's  chief  operating  decision  maker,  or decision-making group, in deciding  how to  allocate  resources  and in  assessing  performance.  The
     Company is organized  geographically  and by line of business.  The line of business  management  structure is the primary  basis upon which  financial performance is assessed and resources allocated.

     The Company's  reportable  operating  segments include  Software,  Customer
     Support,  Professional Services and Education,  and Hardware.  The Software
     operating  segment develops and markets the Company's  Enterprise  Content,
     Business  Process and Forms  Management  software  products.  The  Customer
     Support  segment  provides  after-sale  support  for  software,  as well as providing software upgrades when and if available pursuant to the Company's right to new versions  program.  The  Professional  Services and  Education segment provides fee-based implementation and technical services related to the Company's software products,  and also provides training.  The Hardware operating  segment  manufactures  and markets the Company's line of Optical
     Storage And Retrieval ("OSAR") libraries.

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

     Operating  segments  data for the three and six months  ended June 30, 2003 and 2002 are as follows:

                                                  Three months ended                        Six months ended
                                                      June 30,                                  June 30,
(in thousands)                                 2003               2002                  2003               2002
 Software
   Revenue                                $   33,555         $   34,350            $   69,077         $   65,590
   Operating loss                            (16,220)           (11,307)              (29,221)           (22,027)

 Customer Support
   Revenue                                $   41,164         $   37,281            $   79,862         $   73,844
   Operating income                           17,792             12,710                32,961             24,527

 Professional Services and Education
   Revenue                                $   11,802         $   14,491            $   23,933         $   30,327
   Operating loss                               (566)            (1,167)               (1,488)            (1,500)

 Hardware
   Revenue                                $      596         $    2,105            $    1,294         $    4,707
   Operating income (loss)                      (662)                48                (1,045)               194

 Total
   Revenue                                $   87,117         $   88,227            $  174,166         $  174,468
   Operating income                              344                284                 1,207              1,194

8.   STOCK OPTIONS

     The following is a summary of stock option transactions regarding all stock option plans for the three months ended June 30, 2003:

                                                                          Weighted-Average
                                                            Number of             Exercise
                                                              Options                Price
    Balance, March 31, 2003                                 8,735,984             $  15.10
       Granted (weighted-average fair value of $6.95)         128,650                14.61
       Exercised                                             (217,710)                9.43
       Canceled                                               (59,461)               17.48

    Balance, June 30, 2003                                  8,587,463             $  15.22

     The following  table  summarizes  information  concerning  outstanding  and exercisable stock options at June 30, 2003:

                Options Outstanding                                              Options Exercisable

                                         Weighted-Average
                                                Remaining     Weighted-Average                      Weighted-Average
Range of Exercise             Number          Contractual             Exercise             Number           Exercise
            Price        Outstanding          Life (Years)               Price        Exercisible              Price
    1.39 -   9.00          1,585,576                 4.39           $     8.00          1,585,076         $     8.00
     9.17 - 12.86          1,795,037                 7.77                11.91            581,627              10.66
    12.97 - 14.19          1,687,022                 7.85                13.48            735,289              13.61
    14.39 - 18.45          1,566,425                 7.62                16.69            799,737              16.60
    19.53 - 25.28          1,444,781                 6.87                22.89          1,137,067              23.02
    26.09 - 41.84            508,622                 6.02                28.89            432,906              28.97
     1.39 - 41.84          8,587,463                 6.52           $    13.51          5,271,702         $    12.96

     Reference Note No. 2 regarding  SFAS No. 148, "Accounting for Stock-Based
     Compensation Transition and Disclosure."

9.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its corporate  offices,  sales offices,  development and
     manufacturing   facilities,   and  other  equipment  under   non-cancelable
     operating leases,  some of which have renewal options and generally provide for  escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated  balance sheet.  Future  annual  minimum  lease  payments  under all  non-cancelable operating  leases with an initial term in excess of one year as of June 30,
     2003 were as follows:

                                                         (in thousands)
        2003 (remaining 6 months)                           $    5,407
        2004                                                    12,553
        2005                                                    10,871
        2006                                                    10,004
        2007                                                     9,101
        2008                                                     7,370
        Thereafter                                               6,732
        Total                                               $   62,038

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

     The following  table  represents the warranty  activity and balance for the six months ended June 30, 2003 and 2002:

     (in thousands)                               2003                2002

      Beginning balance at January 1          $    728            $    772
           Additions                               396                 543
           Deductions                             (636)               (647)

      Ending balance at June 30               $    488            $    668

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
     Predicting the maximum  potential  future payment under these agreements is not possible due to the unique facts and  circumstances  involved with each agreement.  Historically,  the  Company  has made no  payments  under these agreements. The fair value of guarantees issued during the six months ended
     June 30, 2003 is insignificant.

     In  connection  with  certain   facility   leases  and  other   performance
     guarantees,  the Company has  guaranteed  payments on behalf of some of its
     subsidiaries.   To  provide  subsidiary  guarantees,  the  Company  obtains unsecured bank guarantees from local banks.  These bank guarantees  totaled an equivalent of  approximately  $1.3 million  issued in local  currency in
     Europe and Asia as of June 30, 2003. Approximately $0.4 million of the $1.3 million is secured by cash deposit.

     The Company  indemnifies  its directors and officers to the maximum  extent permitted under the laws of the State of Delaware.

     There have been no modifications or new guarantees  issued during the first half of fiscal year 2003.  The Company has not recorded a liability for the guarantees and indemnities described above in the accompanying consolidated balance sheet and the maximum  amount of potential  future  payments  under such  guarantees  and  indemnities  is  not  determinable,  other  than  as described  above. The Company's  product warranty  liability as of June 30,
     2003 is disclosed in this item under the heading "Product Warranties."

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

11.  FOREIGN CURRENCY TRANSACTIONS

     As of June 30, 2003,  the Company had forward  foreign  exchange  contracts outstanding  totaling  approximately $ 2.1 million in 10 currencies.  These contracts  were opened on the last  business  day of the quarter and mature within three months. Accordingly,  the fair value of such contracts is zero at June 30, 2003.

12.  RELATED-PARTY TRANSACTIONS

     In  July  2001,  the  Compensation  Committee  of the  Company's  Board  of
     Directors  (the "Board")  entered into  discussions  with Lee Roberts,  the
     Company's Chief Executive Officer,  regarding a secured loan by the Company to  Mr.  Roberts  to  enable  him to  purchase  a home  in  Orange  County,
     California.   In  July  2001,  the  Compensation  Committee  forwarded  its recommendation  to the Board to approve,  in principle,  a secured loan, in the  amount  of  $1.2  million  to Mr.  Roberts.  In  September  2001,  the
     Compensation   Committee  approved,  in  principle,   an  increase  in  the
     previously  requested  loan  amount to $1.9  million,  subject to review of final  loan  documents  and  approval  of  the  Board.  In  May  2002,  the
     Compensation  Committee  reviewed proposed loan documentation for a secured loan to Mr.  Roberts  and  forwarded  its  recommendation  to the  Board to approve  the loan on the terms set  forth in the loan  documents.  The loan documents  provided  that the  loan  would be  secured  by the real  estate purchased by Mr. Roberts. Subsequently, on June 5, 2002, the Board approved the loan  documents  and the  loan.  As of June 30,  2003,  FileNet  has an outstanding  secured note receivable from Mr. Roberts in the amount of $1.9 million that relates to the above-referenced  loan and is included in other assets on the consolidated  balance sheet. The note bears interest at 2.89%
     per  annum.  Accrued  interest  on the  principal  balance  of this note is payable  annually  beginning  February 15, 2003 and on each  February  15th thereafter until the entire principal balance becomes due. Accrued interest as of June 30,  2003 was  approximately  $21,000.  The  entire  outstanding principal  balance of this note and any accrued interest is due and payable at the earliest of (a) June 7, 2005, (b) one year after  termination of Mr.
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

     John  Savage,  a member  of  FileNet's  Board of  Directors  and the  Audit
     Committee of FileNet's Board of Directors,  is Managing  Partner of Alliant
     Partners,  who acted as financial  advisor to eGrail in connection with our acquisition  of assets from eGrail and was paid  approximately  $500,000 by
     eGrail.  Accordingly,  John Savage  recused  himself  from all  discussions related to the  acquisition  between  FileNet and eGrail and abstained from voting on the transaction.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations

This Quarterly Report on Form 10-Q contains  forward-looking  statements  within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E
of the Securities  and Exchange Act of 1934, as amended,  and Section 27A of the
Securities Act of 1933, as amended,  and is subject to the safe harbors  created by those sections.  Words such as "anticipates,"  "expects," "intends," "plans,"
"believes," "seeks," "estimates," "may," "will" and variations of these words or similar  expressions  are intended to identify  forward-looking  statements.  In addition,  any  statements  that  refer to  expectations,  projections  or other characterizations  of future events or  circumstances,  including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future  performance and are subject to risks,  uncertainties  and assumptions that are  difficult  to predict.  Therefore,  our actual  results  could  differ materially and adversely from those expressed in any forward-looking  statements as a result of various factors. We undertake no obligation to revise or publicly release  the  results  of any  revisions  to these  forward-looking  statements.
Readers  should  carefully  review the risk  factors  described  below under the heading "Risk Factors That May Affect Future  Results" and in other documents we file from time to time with the  Securities and Exchange  Commission,  including our Annual Report on Form 10-K for the fiscal year ended  December 31, 2002. Our filings  with the  Securities  and  Exchange  Commission,  including  our Annual
Reports on Form 10-K,  Quarterly  Reports on Form 10-Q,  Current Reports on Form
8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the
Securities   Exchange   Act  of  1934,   are   available   free  of   charge  at
www.filenet.com,  when such reports are available at the Securities and Exchange
Commission Web site.

Overview

FileNet  Corporation  develops,  markets,  sells and supports Enterprise Content
Management  ("ECM")  software  to enable  organizations  to improve  operational efficiency  and leverage their content,  process and  connectivity  resources to make decisions faster.  In the first quarter of 2003, we introduced  FileNet P8, our new architecture that provides a unified platform and framework for ECM. The
FileNet P8  architecture  is designed to provide an integrated  solution for our
customers  to  easily  configure,   design,   build  and  deploy  a  variety  of
enterprise-wide  ECM  applications  to meet a broad range of content  management needs within a single scalable  framework.  We also offer professional  services and training for the implementation of these software  solutions,  as well as 24 hours a day, seven days a week  technical  support and services to our customers on a global basis.

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
Software license revenue from channel partners is recognized when the product is shipped and sale by the channel partner to a specified end user is confirmed.

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

Professional services revenue consists of consulting and implementation services provided to end users of our software products and technical consulting services provided to our  resellers.  Consulting  engagements  average  from one to three months.  We do not make  changes  to the  standard  software  code in the field.
Revenue from these  services and from  training  classes is  recognized  as such services  are  delivered  and  accepted  by the  customer.  Revenue  and cost is recognized using the percentage-of-completion  method for fixed-price consulting contracts.  However,  revenue and profit are subject to revision as the contract progresses and anticipated losses on fixed-price professional services contracts are recognized in the period when they become known.

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

Goodwill and Other  Intangible  Assets.  Goodwill is recorded at cost and is not amortized.  In June 2001,  the FASB  issued SFAS No.  142,  "Goodwill  and Other
Intangible Assets," which we adopted January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized,  but instead be tested for  impairment at least  annually and written down when  impaired.  On the first day of July of each  year,  goodwill  will be tested for  impairment by  determining  if the carrying  value of each reporting unit exceeds its fair value. We also  periodically  evaluate  whether events and circumstances  have occurred  which indicate that the carrying value of goodwill may not be recoverable.  As of June 30, 2003, no impairment of goodwill has been recognized.  If estimates change, a materially different  impairment  conclusion could result.

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

Deferred  Income  Taxes.  Deferred  income taxes  reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial  reporting  purposes and the amounts used for income tax purposes.  We maintain a valuation  allowance  against a portion of the deferred tax asset due to  uncertainty  regarding the future  realization  based on historical  taxable income,  projected  future  taxable  income,  and  the  expected  timing  of the reversals  of  existing  temporary  differences.  If we operate at a loss or are unable to  generate  sufficient  future  taxable  income we could be required to increase the valuation  allowance  against all or a  significant  portion of our deferred  tax  assets  which  would  result  in a  substantial  increase  to our effective  tax rate  and  could  result  in a  material  adverse  impact  on our operating results.  Conversely, if the Company continues to generate profits and ultimately  determines  that it is more likely than not that all or a portion of the  remaining  deferred  tax assets will be utilized to offset  future  taxable income,  the valuation  allowance could be decreased or eliminated all together, thereby  resulting in a  substantial  decrease to our  effective tax rate and an increase to additional paid in capital.

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

                                                     Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,

                                                  2003             2002              2003            2002

Revenue:
   Software                                         38.5%           38.9%             39.7%            37.6%
   Customer support                                 47.3            42.3              45.9             42.3
   Professional services and education              13.5            16.4              13.7             17.4
   Hardware                                           .7             2.4                .7              2.7
Total Revenue                                      100.0           100.0             100.0            100.0

Cost of revenue:
   Software                                          4.1             3.0               3.8              2.7
   Customer support                                 10.0            11.1              10.6             11.4
   Professional services and education              11.9            15.0              12.3             15.3
   Hardware                                          1.4             1.8               1.2              2.0
      Total cost of revenue                         27.4            30.9              27.9             31.4

Gross Profit                                        72.6            69.1              72.1             68.6

Operating expenses:
Sales and marketing                                 40.0            37.1              39.8             37.3
Research and development                            22.6            21.4              22.4             20.8
In-process research and development                    -              .5                 -               .2
General and administrative                           9.6             9.8               9.2              9.6
      Total operating expenses                      72.2            68.8              71.4             67.9

Operating income                                      .4              .3                .7               .7
Other income, net                                    1.9             2.2               1.5              1.6
Income before income tax                             2.3%            2.5%              2.2%             2.3%

Revenue

Total  revenue  for the three  months  ended  June 30,  2003 was  $87.1  million compared to $88.2  million for the three  months ended June 30, 2002, a decrease of $1.1 million, or 1%. Total revenue for the six months ended June 30, 2003 was
$174.2  million  compared to $174.5  million  for the six months  ended June 30,
2002, a decrease of $0.3 million or less than 1%. International  revenue for the three  and six  months  ended  June 30,  2003 was 34% and 33% of total  revenue, compared  to 27% and 28% for the three and six months  ended June 30,  2002.  As more fully discussed and explained below, total revenue remained essentially the same between comparable  six-month periods as increases in software and customer support revenue were offset by decreases in  professional  services and hardware revenue.  The unchanged revenue level during the first half of 2003, as compared to  the  same  period  in  2002,  is  indicative  of  the  continuing  difficult information technology-spending environment.

Software:  Software  revenue  consists of fees earned from the  licensing of our software products to customers.  Software revenue decreased $0.8 million, or 2%, to $33.6  million for the three months ended June 30, 2003,  from $34.4  million for the three  months  ended June 30,  2002.  Software  revenue  increased  $3.5 million,  or 5%, to $69.1  million for the six months ended June 30, 2003,  from
$65.6  million  for the three  months  ended  June 30,  2002.  Software  revenue represented  39% of total  revenue for the three  months ended June 30, 2003 and for the comparable  period of 2002.  Software  revenue  represented 40% of total revenue  for  the  six  months  ended  June  30,  2003  compared  to 38% for the comparable period of 2002.

Software  revenue for the three months ended June 30, 2003 was comparable to the same period in 2002 and software  revenue for the six months ended June 30, 2003 increased 5% compared to the six months ended June 30, 2002. Some of the factors contributing  to this increase  include a slight increase in our average selling price and further  penetration  of our existing  customer  base. We believe that enterprise  content management will continue to be a corporate priority over the immediate  term.  The  current  economic  environment  is still  very  uncertain however,  and any  reduction in  information  technology  spending  could have a negative effect on our software revenue growth.

Customer  Support:  Customer  support revenue  consists of revenue from software maintenance contracts, "fee for service" revenue and the sale of spare parts and supplies.  Customer  support  revenue  increased $3.9 million,  or 10%, to $41.2 million  for the three  months  ended June 30,  2003 from $37.3  million for the three  months ended June 30,  2002.  Customer  support  revenue  increased  $6.1 million,  or 8%, to $79.9  million  for the six months  ended June 30, 2003 from
$73.8 million for the six months ended June 30, 2002.  Customer  support revenue represented  47% of total  revenue  for the three  months  ended  June 30,  2003 compared to 42% for the  comparable  period of 2002.  Customer  support  revenue represented 46% of total revenue for the six months ended June 30, 2003 compared to 42% for the comparable period of 2002.

The increase in customer  support revenue was primarily due to the growth in our base of customers who receive ongoing  maintenance as a result of new and add-on customer  software  sales made during the reporting  period.  Additionally,  the
Company has experienced a high rate of renewal on maintenance contracts from its customer base.  However,  over time the growth rate for customer support revenue is dependent on the Company's success in achieving  software revenue growth. The occurrence of a prolonged  economic  slowdown,  or other factors that negatively impact software revenue growth, would result in a reduced future growth rate for customer support revenue.

Professional Services and Education: Professional services and education revenue is generated  primarily from consulting and implementation  services provided to end users of our software products,  technical  consulting  services provided to our  resellers  and  training  services  provided  to end users  and  resellers.

Professional  services are performed on a time and material basis or fixed price contract. Professional services and education revenue decreased $2.7 million, or
19%,  to $11.8  million  for the three  months  ended  June 30,  2003 from $14.5 million for the three  months  ended June 30,  2002.  Professional  services and education revenue  decreased $6.4 million,  or 21%, to $23.9 million for the six months ended June 30, 2003 from $30.3  million for the six months ended June 30,
2002.  Professional  services and  education  revenue  represented  14% of total revenue  for the  three  months  ended  June 30,  2003  compared  to 16% for the
comparable  period  in  2002.   Professional   services  and  education  revenue
represented 14% of total revenue for the six months ended June 30, 2003 compared to 17% for the comparable period in 2002.

Professional  services  revenue  is  dependent  on the level  and the  nature of
software   sales  over   time.   Generally,   software   sales  for  new  system
implementations will generate larger professional service consulting engagements than sales of additional licenses to existing customer installations.  In recent quarters, we have experienced relatively level software revenue characterized by repeat  purchases  for  additional  software  licenses  with  fewer  large-scale software  installations.  These  factors have  adversely  impacted  professional services  revenue  resulting in fewer and smaller  consulting  engagements.  The aforementioned,  coupled  with  pricing  pressures,  have  reduced  professional services and education revenue,  and we do not expect a significant  improvement in the near future.

Hardware:  Hardware  revenue  is  generated  primarily  from the sale of 12-inch
Optical Storage And Retrieval  ("OSAR")  libraries.  Hardware revenue  decreased
$1.5  million, or 72%, to $0.6 million for the three  months ended June 30, 2003 from $2.1 million for the three months  ended June 30,  2002.  Hardware  revenue decreased  $3.4  million,  or 73%, to $1.3 million for the six months ended June
30, 2003 from $4.7  million  for the six months  ended June 30,  2002.  Hardware revenue represented  slightly less than 1% of total revenue for the three months ended June 30, 2003,  compared to 2% for the comparable period of 2002. Hardware revenue  represented less than 1% of total revenue for the six months ended June
30,  2003,  compared  to 3% for the  comparable  period of 2002.  The decline in hardware revenue  reflects that hardware is not a strategic focus for us, and we expect hardware revenue to continue to decrease in the future.

Cost of Revenue

Total cost of revenue  decreased $3.4 million,  or 12%, to $23.9 million for the three months ended June 30, 2003,  from $27.3 million for the comparable  period in 2002. Total cost of revenue decreased $6.2 million,  or 11%, to $48.6 million for the six months ended June 30, 2003,  from $54.8  million for the  comparable period  in 2002.  The  decrease  for the  three  and six  month  comparisons  is primarily due to the decrease in the cost of professional services and education revenue and hardware revenue as more fully discussed below.

Software:  Cost of software  revenue  includes  royalties paid to third parties, amortization  expense  for  acquired  technology  and other  intangible  assets, partner  commissions,  software  media costs,  and the cost to  manufacture  and distribute  software.  The cost of software revenue  increased $0.9 million,  or
35%, to $3.6  million for the three months ended June 30, 2003 from $2.7 million for the three months ended June 30, 2002. The cost of software revenue increased
$1.8  million,  or 39%, to $6.6  million for the six months  ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002.  The costs of software revenue  represented  11% and 8% of the related  software  revenue for the three months  ended  June  30,  2003 and June 30,  2002,  respectively.  The  costs of software revenue  represented 10% and 7% of the related software revenue for the six months ended June 30, 2003 and June 30, 2002, respectively.

The increase in software cost of revenue for the three and six-month  periods of
2003,  as  compared  to the same  periods in 2002,  is due  primarily  to higher partner commission expense and the additional  amortization  expense of acquired technology and other intangible assets associated with the acquisition of assets from eGrail in April 2002 and the stock of Shana in April 2003. We anticipate cost of software revenue as a percentage of software revenue to remain  comparable to historical levels in future periods,  however additional technology acquisitions or unexpected  increases in third party royalty  costs could  increase  software cost of revenue in the future.

Customer  Support:  Cost of customer  support revenue includes costs of customer support personnel, cost of supplies and spare parts, and the cost of third-party hardware  maintenance.  The cost of  customer  support  revenue  decreased  $1.1 million,  or 11%, to $8.7  million for the three months ended June 30, 2003 from
$9.8  million for the three  months  ended June 30,  2002.  The cost of customer support  revenue  decreased  $1.4  million,  or 7%, to $18.5 million for the six months ended June 30, 2003 from $19.9  million for the six months ended June 30,
2002.  These  costs  represented  21% and 26% of the  related  customer  support revenue for the three months ended June 30, 2003 and 2002,  respectively.  These costs  represented 23% and 27% of the related  customer  support revenue for the six months ended June 30, 2003 and 2002, respectively.

The  decrease in cost of customer  support  revenue for the three and six months ended  June  30,  2003  compared  to  the  same  period  in  2002  is  primarily attributable to lower variable compensation expense and lower supplies cost. The decrease in cost of customer support revenue as a percentage of customer support revenue was primarily due to automation  and process  improvements  that allowed growth in the  customer  and revenue  base  without a  proportional  increase in support  personnel and cost.  Going forward,  we expect customer support cost of revenue to remain relatively stable in the near term.

Professional Services and Education: Cost of professional services and education revenue consists primarily of costs of professional services personnel, training personnel,  and third-party  independent  consultants.  The cost of professional services and education revenue decreased $2.9 million,  or 22%, to $10.3 million for the three months ended June 30, 2003 from $13.2 million for the three months ended June 30, 2002.  The cost of  professional  services and education  revenue decreased  $5.2 million,  or 20%, to $21.4 million for the six months ended June
30, 2003 from $26.6 million for the six months ended June 30, 2002.  These costs represented  88% and 91% of the  related  professional  services  and  education revenue for the three months ended June 30, 2003 and 2002,  respectively.  These costs represented 89% and 88% of the related professional services and education revenue for the six months ended June 30, 2003 and 2002, respectively.

The  decrease in cost of  professional  services and  education  revenue in 2003 compared  to  2002  was  primarily  attributable  to a  reduction  in the use of third-party  independent  consultants,  as well as lower  variable  compensation expense;  all  directly  related to the  decrease in  professional  services and education  revenue.  We expect  professional  services and education  costs as a percentage of professional services and education revenue to vary from period to period,  depending on the  utilization  rates of internal  resources and the mix between the use of internal resources and third-party independent consultants.

Hardware:  Cost  of  hardware  revenue  includes  the  cost  of  assembling  and distributing  our  OSAR  library  products,  the  cost of  hardware  integration personnel,  and  warranty  costs.  The cost of hardware  revenue decreased  $0.3 million,  or 21%, to $1.3  million for the three months ended June 30, 2003 from
$1.6  million for the three  months  ended June 30,  2002.  The cost of hardware revenue decreased $1.4 million, or 41%, to $2.1 million for the six months ended
June 30, 2003 from $3.5 million for the six months  ended June 30,  2002.  These costs  represented  210% and 75% of the related  hardware  revenue for the three months ended June 30, 2003 and 2002, respectively.  These costs represented 159%
and 75% of the related  hardware  revenue for the six months ended June 30, 2003 and 2002, respectively.

The decrease in costs of revenue is directly related to the decrease in sales of
OSAR library  products.  The increase in costs as a percentage of sales reflects the fixed operating costs relative to reduced sales volume. As we have discussed previously, this operating segment is not a strategic focus for us.

Operating Expenses

Research and Development: Research and development expense primarily consists of costs of  personnel to support  product  development.  Research and  development expense  increased  $0.8 million to $19.7  million,  or 4%, for the three months ended June 30, 2003 from $18.9 million for the three months ended June 30, 2002, and  represented  23% and 21% of total  revenue  for these  respective  periods.
Research and development expense increased $2.7 million to $39.0 million, or 8%, for the six months  ended June 30,  2003 from $36.3  million  for the six months ended June 30,  2002,  and  represented  22% and 21% of total  revenue for these respective  periods.  The  increase  year over year in the first half of 2003 is primarily the result of increased  headcount  resulting in higher  compensation, benefits and relocation  costs related to the eGrail and Shana  acquisitions  in
April of 2002 and 2003,  respectively.  This increase was partially  offset by a decrease in variable  compensation  expense.  Research and development headcount for the three and six month periods  ending June 2003 was 455 and 472,  compared to 430 and 461 for the same periods in 2002,  respectively.  We expect  research and development  expense to be at approximately  22% of revenue in the near-term due to the continuing enhancement of ECM capabilities.

Our  research  and  development   efforts  are  focused  on  enhancing  our  ECM
capabilities within the FileNet P8 product line and maintaining legacy products.
These efforts will focus on  enhancements  to our FileNet P8 platform,  Business
Process  Management,  Web Content  Management and the  development of integrated records  management  and other  capabilities.  We intend to complement  internal development  with  third-party  software  through OEM agreements and may execute additional  technology  acquisitions.  We expect that  competition for qualified technical  personnel  will  remain  intense  and may result in higher  levels of compensation  expense  for  us in the  future.  We  believe  that  research  and development  expenditures,  including  compensation of technical personnel,  are essential to maintaining  our  competitive  position and expect these costs will continue to  constitute a higher than normal  percentage  of total  revenue,  as compared to our competitors, in the near term.

Sales and Marketing:  Sales and marketing expense consists primarily of salaries and benefits,  sales  commissions  and other expenses  related to the direct and indirect sales force,  various  marketing  expenses and the cost of other market development  programs.  Sales and marketing  expense  increased  $2.1 million to
$34.9  million,  or 6%,  for the three  months  ended  June 30,  2003 from $32.8 million for the three months ended June 30, 2002, and represented 40% and 37% of total  revenue  for  these  respective  periods.  Sales  and  marketing  expense increased  $4.2 million to $ 69.3 million,  or 6%, for the six months ended June

30,  2003 from  $65.1  million  for the six  months  ended  June 30,  2002,  and represented 40% and 37% of total revenue for these respective periods.

The increase in 2003 was  primarily due to investment in our sales and marketing capabilities that include targeted contact and campaign  management for specific industries,  and channel partner development expenses associated with the launch of our FileNet P8 ECM  product  that  occurred  in the first half of 2003.  This increase was partially offset by reduced  commissions and variable  compensation expense.  We expect  marketing and sales expense to be at  approximately  39% of revenue in the near-term due to the continuing  investment in demand  generation capabilities  for  targeted  customers  through  our direct and  indirect  sales channels.

General  and  Administrative:   General  and  administrative   expense  consists
primarily of personnel costs for finance,  information technology,  legal, human resources and general management, and the cost of outside professional services.
General and  administrative  expense decreased $0.3 million to $8.3 million,  or
3%, for the three  months  ended June 30,  2003 from $8.6  million for the three months  ended June 30,  2002,  and  represented  10% of total  revenue for these respective periods. General and administrative expense decreased $0.6 million to
$16.2 million,  or 4%, for the six months ended June 30, 2003 from $16.8 million for the six months ended June 30, 2002, and represented 10% of total revenue for these respective periods.

The  decrease  in the first six months of 2003  compared  to first six months of
2002 was primarily due to on-going cost containment efforts and reduced variable compensation expense. We expect general and administrative expenses to remain at approximately 10% of revenue for the near term.

Amortization of Purchased Intangible Assets

The April 2002 purchase of eGrail assets resulted in intangible assets comprised of acquired  technology  of $3.3  million and patents of $24,000  with  assigned useful lives of five years and two years, respectively.  The April 2003 purchase of Shana  resulted in $5.7 million of intangible  assets;  comprised of acquired technology of $4.0 million,  customer maintenance  relationships of $800,000 and technology  manuals and design documents of $600,000.  All intangible assets for this  acquisition  were  assigned  a  useful  life  of five  years.  Non-compete agreements  with former  executives  of Shana were  valued at $277,000  and were assigned a useful life of between two and three years.

Amortization of acquired technology,  and technical manuals and design documents are recorded on a straight-line  basis as a cost of software  revenue.  Customer maintenance  relationships  are  amortized on a  straight-line  basis as cost of customer support  revenue.  Amortization of patents and Covenants Not to Compete are  recorded on a  straight-line  basis as an operating  expense.  Amortization expense was  approximately  $494,000  and $ 677,000 for the three and six months ended June 30,  2003,  respectively,  for all  intangible  assets.  Amortization expense was  approximately  $168,000 for the three and six months ended June 30,
2002, respectively, for all intangible  assets.  We determined that these assets were not impaired at June 30, 2003.

Other Income, Net

Other income,  net, consists primarily of interest income earned on our cash and cash  equivalents,  short and long-term  investments,  and other items including foreign exchange gains and losses,  the gain (loss) on sale of fixed assets, and interest expense.  Other income, net was $1.6 million for the three months ended
June 30, 2003 compared to other income, net of $1.9 million for the three months ended June 30, 2002. Other income, net was $2.7 million for the six months ended
June 30, 2003 compared to other  income,  net of $2.8 million for the six months ended June 30, 2002. Other income was essentially  unchanged between  comparable periods as foreign exchange gains were offset with reduced investment earnings.

Income Taxes

Our combined federal,  state and foreign annual effective tax rate for the three months ended June 30, 2003, is 26% compared to 21% for the comparable  period in
2002. The combined federal,  state and foreign annual effective tax rate for the six months ended June 30, 2003, is 28% compared to 23% for the comparable period in 2002.  The  increased tax rate in 2003 was primarily due to the mix of income earned by the domestic group versus the foreign subsidiaries. FileNet management will  continue  weighing  various  factors  throughout  the year to  assess  the recoverability  of its recorded  deferred  assets and the need for any valuation allowance against such amounts.  Any adjustment to the valuation allowance could affect both  additional paid in capital and the effective tax rate in subsequent quarters.

Liquidity and Capital Resources

At June 30, 2003, combined cash, cash equivalents and investments totaled $205.8 million, an increase of $20.6 million from December 31, 2002.

Cash provided by operating  activities during the six months ended June 30, 2003 totaled  $28.3  million and  resulted  primarily  from:  an increase in unearned maintenance revenue related to prepaid  maintenance  contracts of $10.0 million, additions  to net  income  for  depreciation  and  amortization  expense of $9.9 million,  net income of $2.8 million,  and a decrease in accounts  receivable of
$8.9  million,  partially  offset by a  decrease  of $3.4  million  in  customer deposits and advances. The increase in unearned maintenance revenue is primarily the result of the growth in our base of annual support contracts  resulting from new  customer  sales and sales of  additional  products  to the  existing  base.
Additionally,  a significant number of maintenance  contracts renew early in the year and are amortized ratably  throughout the year resulting in a lower balance in unearned maintenance by December 31.

For the six  months  ended  June 30,  2003  cash used for  investing  activities totaled $8.9 million and included:  capital  expenditures  of $5.0 million,  and
$8.1 million for the  acquisition of Shana,  offset by net proceeds of the sales of marketable securities of $4.1 million.

Cash provided by financing  activities  totaled $4.2 million and was a result of proceeds  received  from the  exercise  of  employee  stock  options  and  stock purchases under the employee stock purchase plan.

We had a $5.0 million multi-currency revolving line of credit. On June 27, 2003, this credit  facility  expired in accordance  with its terms and was not renewed because  the cost of carrying  the line did not  justify the level of usage.  We will  be able to meet  our  bank  guarantee  needs  through  our  existing  bank relationships in the United States and internationally.

Contractual  cash obligations of significance  include  operating leases for our corporate offices, sales offices,  development and manufacturing facilities, and other  equipment  under  non-cancelable  operating  leases,  some of which  have renewal  options and  generally  provide  for  escalation  of the annual  rental amount. (See Note 9 to the Notes to Unaudited Condensed  Consolidated  Financial
Statements for additional details.)

We believe that our present cash  balances  together with  internally  generated funds and credit  lines  will be  sufficient  to meet our  working  capital  and capital expenditure needs for at least the next 12 months.

Other Financial Instruments

We conduct business on a global basis in several currencies. Accordingly, we are exposed to movements in foreign  currency  exchange rates. We enter into forward foreign  exchange  contracts  to  minimize  the  short-term  impact of  currency fluctuations on monetary assets and liabilities  denominated in currencies other than the  functional  currency  of the  relevant  entity.  We do not enter  into foreign exchange  forward  contracts for trading  purposes.  Gains and losses on these  contracts,  which equal the difference  between the forward contract rate and the prevailing market spot rate at the time of valuation,  are recognized as other income in the  consolidated  statements of  operations.  We open new hedge contracts  on the last  business day of each quarter that will mature at the end of the  following  quarter.  The  counterparties  to these  contracts  are major financial institutions. We use commercial rating agencies to evaluate the credit quality  of  the  counterparties  and do not  anticipate  nonperformance  by any counterparties.  We do not  anticipate a material loss resulting from any credit risks related to any of these institutions.

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
and our April  2003  acquisition  of Shana  Corporation  were  accounted  for in compliance with this pronouncement (See Note 3 for details).

In June 2001,  the FASB  issued  SFAS No. 142,  "Goodwill  and Other  Intangible
Assets," which we adopted  January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for  impairment  at least  annually  and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite.  In accordance with this standard,  we do not amortize  goodwill and indefinite life intangible  assets but evaluate their carrying value annually or when events or circumstances indicate that their carrying value may be impaired.
On the first day of July of each year, goodwill will be tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value.
As of June 30, 2003, no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

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

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees,  Including Indirect  Guarantees and Indebtedness of
Others," an  interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others." FIN 45
elaborates  on the  disclosures  to be made by the  guarantor in its interim and annual financial  statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize,  at the inception of a guarantee,  a liability  for the fair value of the  obligation  undertaken  in issuing the  guarantee.  The  provisions  related to  recognizing a liability at inception of the  guarantee  for the fair value of the  guarantor's  obligations does  not  apply  to  product  warranties  or to  guarantees  accounted  for  as
derivatives.   The  initial  recognition  and  measurement  provisions  of  this interpretation  are  applicable on a prospective  basis to guarantees  issued or modified  after  December  31,  2002,  while  the  disclosure  requirements  are effective for financial  statements  for interim or annual  periods ending after
December 15, 2002.  The adoption of the  recognition  of provisions of FIN 45 in the three and six months  ended June 30, 2003 did not have a material  impact on our consolidated results of operations or financial position.

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
The consolidation  requirements apply to older entities in the first fiscal year or interim  period  beginning  after June 15,  2003.  Certain of the  disclosure requirements  apply in all financial  statements  issued after January 31, 2003, regardless of when the variable interest entity was established.  We do not have any variable  interest  entities as of June 30, 2003. The adoption of FIN 46 did not have a material  impact on our  consolidated  results of  operations  or our financial  position.

In April 2003,  FASB issued SFAS No. 149,  "Amendment  of  Statement  No. 133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what  circumstances  a  contract  with  an  initial  net  investment  meets  the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133,
(2) clarifies when a derivative contains a financing  component,  (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing  pronouncements,  which will  collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts and hedging  relationships entered  into or  modified  after  June 30,  2003.  We do not  believe  that the adoption  of SFAS No.  149  will  have a  material  impact  on our  consolidated financial statements.

In May 2003,  FASB  issued  SFAS No.  150,  "Accounting  for  Certain  Financial
Instruments with  Characteristics  of both Liabilities and Equity." SFAS No. 150 establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with characteristics of both debt and equity and requires an issuer to classify the following  instruments  as  liabilities in its balance sheet:

     o    a  financial   instrument  issued  in  the  form  of  shares  that  is
          mandatorily  redeemable and embodies an unconditional  obligation that requires  the  issuer  to redeem it by  transferring  its  assets at a specified  or  determinable  date or upon an event  that is certain to occur;

     o    a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares,  or is indexed to  such  an  obligation,  and  requires  the  issuer  to  settle  the obligation by transferring assets; and

     o    a financial instrument that embodies an unconditional  obligation that the issuer  must  settle by  issuing a  variable  number of its equity shares if the  monetary  value of the  obligation  is based  solely or predominantly  on (1) a  fixed  monetary  amount,  (2)  variations  in something other than the fair value of the issuer's equity shares,  or
          (3) variations  inversely  related to changes in the fair value of the issuer's equity shares.

SFAS No. 150 is effective  for  financial  instruments  entered into or modified after May 31, 2003 and is effective for all other  financial  instruments  as of the first interim period  beginning  after June 15, 2003.  SFAS No. 150 is to be implemented  by  reporting  the  cumulative  effect  of a change  in  accounting principle.  We do not  expect  the  adoption  of SFAS No. 150 to have a material impact on our consolidated financial statements

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

     Our quarterly operating results may fluctuate in future periods and are not predictable and, as a result,  we may fail to meet expectations of investors and analysts,  causing our stock price to  fluctuate  or  decline.  Prior  operating results  should not  necessarily  be considered  indicative of future  operating results. Our operating results have fluctuated in the past and we anticipate our future operating results will continue to fluctuate due to many factors, some of which are largely beyond our control.

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
        o   the quality of our customer support; or
        o   the level of international sales.

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

     The  markets in which we operate  are highly  competitive  and we cannot be sure that we will be able to continue to compete effectively, which could result in lost  market  share and  reduced  revenue.  The  markets  we serve are highly competitive  and we  expect  competition  to  intensify.  Our  future  financial performance will depend primarily on the continued growth of the markets for our software  products  and  services  as well as the  purchase  of our  products by customers  in these  markets.  If the markets we serve fail to grow or grow more slowly than we currently  anticipate,  our  business,  financial  condition  and operating  results  would be harmed.  These  intensely  competitive  markets can
change  rapidly.   We  have  multiple   competitors  and  there  may  be  future
competitors,  some  of  which  have or may  have  substantially  greater  sales, marketing, development and financial resources. As a consequence, our present or future  competitors  may be able to  develop  software  products  comparable  or superior  to those  offered by us,  offer  lower  priced  products or adapt more quickly than we do to new  technologies or evolving  customer  requirements.  We cannot predict new competitors entering our market through acquisitions or other alliances.  In  order  to be  successful  in the  future,  we  must  respond  to technological  change,  customer  requirements and competitors' current software products and  innovations.  We cannot assure that we will be able to continue to compete  effectively in our target markets or that future  competition  will not have a material adverse effect on our business,  financial  condition or results of operations.  In addition,  current and potential competitors have established or may  establish  cooperative  relationships  among  themselves  or with  third parties to increase  the  ability of their  products to address the needs of the markets we serve. Accordingly,  it is possible that new competitors or alliances among  competitors  may emerge and rapidly  acquire  significant  market  share.
Increased competition may result in price reductions,  reduced gross margins and loss of market share that could result in reduced revenue.

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer  requirements.  Our future  success also  depends,  in part,  on our ability  to  execute  on our  strategy  of  delivering  a unified  platform  and framework for Enterprise Content  Management.  This strategy requires us to make long-term  investments and commit significant  resources based on our prediction of new products and services that the market needs and will accept. Our strategy also requires us to develop and maintain relations with technology partners.  We may not be successful  in  maintaining  these  relationships  or in  developing, marketing  and  releasing  new  products or new  versions of our  products  that respond to technological  developments,  evolving industry standards or changing customer requirements.  We may also experience  difficulties that could delay or prevent the successful development,  introduction and sale of these products and enhancements.  In addition,  these products and  enhancements may not adequately meet the  requirements  of the  marketplace  and may not achieve any significant degree of market  acceptance.  If we fail to successfully  maintain or establish relationships  with technology  partners or to execute on our integrated product solution  strategy,  or if release dates of any future  products or enhancements are delayed, or if these products or enhancements fail to achieve our prediction of market acceptance when released, our business operating results and financial condition could be materially harmed. In the past, we have experienced delays in the release dates of enhancements and new releases to our products and we cannot assure  that we  will  not  experience  significant  future  delays  in  product introduction. From time to time, our competitors or we may announce new software products,  capabilities  or  technologies  that have the potential to replace or shorten the life cycles of our existing software products. We cannot assure that announcements of currently planned or other new software products will not cause customers to delay their  purchasing  decisions in anticipation of such software products, and such delays could have a material adverse effect on our sales.

     We must effectively manage our new product and services  transitions or our revenue may suffer.  If we do not make an  effective  transition  from  existing products  and  services  to our  FileNet P8  architecture,  our  revenue  may be seriously harmed.  Among the factors that make a smooth transition difficult are delays in development,  variations in pricing,  delays in customer  purchases in anticipation of new introductions and customer demand for the new offerings.  If we incur delays in customer  purchases or do not accurately  estimate the market effects of new  introductions,  future  demand for our products and services and our revenue may be seriously harmed.

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
Microsystems,  Inc.,  BEA  Systems  Inc.,  EMC  Corporation,  ILOG  Corporation,
Arbortext,  Inc.,  Venetica  Corporation  and  Verity,  Inc.  Certain  of  these agreements have minimum purchase  requirements  and/or require prepayments which usage is  limited  to a  specific  timeframe, while  others do not have  minimum purchase requirements and/or are cancelable at will. We cannot assure that these companies will not reduce or discontinue  their  relationships  with, or support of, FileNet and our products. Our failure to maintain these relationships, or to establish new  relationships in the future,  could harm our business,  financial condition and results of operations.

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

     We must retain and attract key  executives  and personnel who are essential to our business, which could result in increased personnel expenses. Our success depends to a  significant  degree upon the  continued  contributions  of our key management, as well as other marketing, technical and operational personnel. The loss of the services of one or more key employees could have a material  adverse effect on our operating results.  We do not have employment  agreements with any of  the  members  of our  United  States-based  senior  management.  We do  have employment  contracts with members or our  international  management that commit them to a  notification  period.  We believe our future  success  will depend in large part upon our  ability to attract  and retain  additional  highly  skilled management,  technical, marketing, product development and operational personnel and consultants. There is competition for such personnel;  particularly software developers,  professional services consultants and other technical personnel. We cannot  assure  that in the  future  we will be  successful  in  attracting  and retaining such personnel.

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

     If our  products  contain  errors,  we could incur  unplanned  expenses and delays  that  could  result in  reduced  revenue,  lower  profits,  and  harmful publicity.  Software,  services and products,  as complex as those we sell,  are susceptible to errors or failures, especially when first introduced or deployed.
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
        o   changes in accounting regulations;
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

     Acquisitions of companies or technologies  may result in disruptions to our business and diversion of management attention,  which could cause our financial performance to suffer. As part of our business strategy,  we frequently evaluate strategic  acquisition  opportunities.  For  example we recently  completed  the acquisitions  of eGrail  and Shana.  We  anticipate  that our future  growth may depend in part on our ability to identify and acquire complementary  businesses, technologies or product lines.  Acquisitions involve significant risks and could divert  management's  attention  from the  day-to-day  operations of our ongoing business.  Additionally,  such  acquisitions  may include  numerous other risks, including, but not limited to, the following:

        o   difficulties in the integration of the operations, products and personnel of the acquired companies;
        o   the incurrence of debt;
        o   liabilities and risks that are not known or identifiable at the time of the acquisition;
        o   difficulties in retaining the acquired company's customer base;
        o   valuations of acquired assets or businesses that are less than expected; and
        o   the potential loss of key personnel of the acquired company.

     If we fail to  successfully  manage future  acquisitions or fully integrate
future  acquired   businesses,   products  or  technologies  with  our  existing
operations,  we may not receive the intended  benefits of the  acquisitions  and such acquisitions may harm our business and financial results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment  portfolio.  We have not used derivative financial instruments in our investment portfolio.  We place our investments with high-quality issuers and,  by  policy,  limit the amount of credit  exposure  to any one  issuer.  We protect  and  preserve  our  invested  funds by  limiting  default,  market  and reinvestment risk. Our investments in marketable securities consist primarily of high-grade  corporate and  government  securities  with  maturities of less than three years.  Investments purchased with an original maturity of three months or less are considered to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate  component of stockholders'  equity.  Average  maturity of our investment  portfolio is 4.2 months; therefore,  the  movement of interest  rates  should not have a material impact on our balance sheet or income statement.

At any time,  a  significant  increase/decrease  in interest  rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed a sensitivity  analysis as of June 30, 2003 and 2002, using a modeling
technique   that  measures  the  change  in  the  fair  values  arising  from  a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held constant.  The  analysis  covers our  investment  and is based on the  weighted-
average  maturity  of  our  investments  as of  June  30,  2003  and  2002.  The sensitivity  analysis  indicated  that a  hypothetical  50 basis points  adverse movement  in  interest  rates  would  result in a loss in the fair values of our
investment   instruments  of  approximately   $249,000  at  June  30,  2003  and
approximately  $280,000 at June 30,  2002.  Similarly a  hypothetical  100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values  of our  investments  of  approximately  $498,000  at June  30,  2003 and approximately $559,000 at June 30, 2002.

The following table provides information about our cash and cash equivalents and our investment portfolio at June 30, 2003 (dollars in thousands):

                                                                Estimated Fair
   (in thousands)                                Cost                    Value
    Debt Securities
      Due in one year or less:
         Short-term munis-taxable          $    5,997               $    6,010
         Corporate                             10,664                   10,681
    Governments/Agencies                        9,000                    9,003
    Total due in one year                      25,661                   25,694

    Due in one to three years:
         Taxable munis                          1,047                    1,057
         Corporate                              2,255                    2,243
         Government/Agencies                   19,500                   19,514
     Total due in three years                  22,802                   22,814

        Grand total                        $   48,463               $   48,507

Actual maturities may differ from contractual  maturities  because the issuer of the securities  may have the right to repurchase  such  securities.  The Company classifies short-term investments in current assets, as all such investments are available for current operations.

Foreign Currency Fluctuations and Inflation

Our performance  can be affected by changes in foreign  currency values relative to the U.S.  dollar in relation to our revenue and operating  expenses.  We have entered into forward foreign exchange  contracts  primarily to hedge amounts due from  and the  net  assets  of  selected  subsidiaries  denominated  in  foreign currencies (mainly in Europe and Asia Pacific) against  fluctuations in exchange rates.  We  have  not  entered  into  forward  foreign  exchange  contracts  for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions.  The criteria
we  use  for   designating  a  contract  as  a  hedge  include  the   contract's
effectiveness   in  risk  reduction  and   one-to-one   matching  of  derivative
instruments  to underlying  transactions.  Gains and losses on foreign  exchange contracts are recognized in income in the same period as gains and losses on the underlying  transactions.  If an underlying  hedged  transaction were terminated earlier than initially  anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract  would be  recognized in income in the same period. In addition,  since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any material net gain or loss,  as any gain or loss on the underlying foreign currency denominated balance would be offset  by the  gain or loss on the  forward  contract.  Our  forward  contracts generally have an original maturity of three months. As of June 30, 2003, we had forward foreign  exchange  contracts  outstanding  totaling  approximately  $2.1 million in ten currencies.  These contracts were opened on the last business day of the quarter and mature within three months.

Cumulative other comprehensive loss decreased by $5.0 million for the six months ended  June 30,  2003  due to  unrealized  foreign  currency  translation  gains resulting from the  strengthening of the Euro against the U.S. dollar during the first half of 2003.

Management  believes  that  inflation  has not had a  significant  impact on the prices of our products, the cost of our materials,  or our operating results for the six months ended June 30, 2003.

Item 4. Controls and Procedures

The Company  maintains  disclosure  controls and procedures that are designed to ensure that information  required to be disclosed in the Company's  Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the Securities and Exchange  Commission's  rules and forms and that such  information is accumulated and  communicated to the Company's  management,
including  its  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate,  to allow for timely decisions  regarding required  disclosure.  In designing and  evaluating  the disclosure  controls and  procedures,  management recognizes  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June  30,  2003,  the  end of the  quarter  covered  by  this  report,  an evaluation was carried out under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and the Company's Chief Financial  Officer,  of the  effectiveness of the design and operation of the Company's disclosure controls and procedures as required by SEC
Rule 13a - 15(b). Based on the foregoing,  the Company's Chief Executive Officer and Chief Financial  Officer concluded that, the Company's  disclosure  controls and procedures were effective at the reasonable assurance level.

There has been no change  in the  Company's  internal  controls  over  financial reporting  during the Company's  most recent fiscal  quarter that has materially affected,  or is reasonably likely to materially  affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10 to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote

     (a)  The 2003  Annual  Meeting of  Stockholders  of the Company was held at
          9:00 a.m. on May 7, 2003, in Costa Mesa, California.

     (b)  At the annual meeting,  the following six individuals  were elected to the  Company's  Board of  Directors,  constituting  all members of the
          Board of Directors:

        Nominee                 Affirmative Votes         Votes Withheld
        L. George Klaus                31,665,441              2,050,045
        William P. Lyons               30,694,550              3,020,936
        Lee D. Roberts                 32,210,595              1,504,891
        John C. Savage                 31,273,510              2,441,976
        Roger S. Siboni                32,143,365              1,572,121
        Theodore J. Smith              24,592,546              9,122,940

     (c)  The Company's  stockholders  were asked to approve an amendment to the
          Company's 2002  Incentive  Award Plan to increase the number of shares of Common Stock  available  for issuance  there under by an additional
          1,400,000  shares.  This proposal was approved in accordance  with the following vote of stockholders:

         Votes For                Votes Against              Abstentions
        24,532,286                    9,134,985                   48,215

     (d)  The  Company's   stockholders  were  asked  to  ratify  the  Company's
          appointment of Deloitte and Touche LLP as  independent  accountants of the  Company  for the fiscal  year  ending  December  31,  2003.  This proposal  was  approved  in  accordance  with  the  following  vote of stockholders:

        Votes For                 Votes Against              Abstentions
       33,332,939                       328,069                   54,478

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          The list of  exhibits contained  in the accompanying Index to Exhibits is herein incorporated by reference.

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed in the quarter ended June 30, 2003.

                                    SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                          FILENET CORPORATION

August 13, 2003
Date
                                     By:  /s/ Sam M. Auriemma
                                          Sam M. Auriemma, Senior Vice President
                                          (Principal Financial and Accounting Officer,
                                          Authorized Signatory and Chief Financial Officer)

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

  10.1.1*       Letter amendment dated as of April 5, 2002 and Third Amendment to Credit  Agreement  (Multi-currency)
                by and between the Registrant and Bank of America,  N.A., dated as of June 28, 2002 (filed as Exhibit
                10.1.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  10.1.2*       Waiver and First Amendment to Credit Agreement  (Multi-currency) by and among the Registrant and Bank of America,  N.A.,  formerly known as Bank of America National Trust and Savings  Association,  dated
                June 29, 2002,  effective June 29, 2002 (filed as Exhibit 10/1 to Registrant's  Annual Report on Form
                10-K filed for the year ended December 31, 2002).

  10.2*+        Amended  and  Restated  1995 Stock  Option  Plan of FileNet  (filed as Exhibit  99.1 to  Registrant's registration statement on Form S-8 filed on October 15, 2002; Registration No. 333-71598).

  10.2.1+       Amendment to the 1995 Stock Option Plan approved by Registrant's Board of Directors May 7, 2003.

  10.2.2+       Amended Form of 1995 Executive Officer Stock Option Agreement.

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

  10.9*         Asset Purchase  Agreement  between the Registrant and Application  Partners,  Inc. dated May 18, 2000
                (filed as Exhibit 10.24 to Registrant's Form 10-Q for the quarter ended June 30, 2000).

  10.10*+       Written  Compensation  Agreement and  Non-Statutory  Stock Option  Agreement (with Notice of Grant of
                Stock  Option)  between  Registrant  and  Mr.  Sam  Auriemma  (filed  as  Exhibit  99.1  and  99.2 to
                Registrant's  registration  statement  on Form  S-8,  filed  on  April  20,  2002;  Registration  No.
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

  10.14*+       The 2002 Incentive Award Plan, as approved by stockholders at the Registrant's  Annual Meeting on May
                22,  2002,  (filed as Exhibit  10.14 to  Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30, 2002).

  10.14.1*+     Form of 2002  Incentive  Award Plan Incentive  Option  Agreement with Notice of Grant of Stock Option
                (filed as  Exhibit  10.14.1  to  Registrant's  Quarterly  Report on Form 10-Q for the  quarter  ended
                September 30, 2002).

  10.14.2*+     Form of 2002 Incentive Award Plan  Non-Qualified  Stock Option  Agreement for  Independent  Directors
                with Notice of Grant of Stock Option (filed as Exhibit  10.14.2 to Registrant's  Quarterly  Report on
                Form 10-Q for the quarter ended September 30, 2002).

  10.14.3+      Amendment to the 2002 Incentive Award Plan dated May 7, 2003.

  10.15         Stock  Purchase  Agreement  dated  April  2,  2003  by and  among  Registrant,  FileNet  Nova  Scotia
                Corporation, Shana Corporation and certain Sellers.

  10.15.1       Escrow  Agreement dated April 2, 2003 by and among FileNet Nova Scotia  Corporation,  certain Sellers and Bennett Jones LLP.

  10.16+        Amended  and  Restated  Letter  Agreement  dated May 15, 2003 by and  between  Registrant  and Lee D.
                Roberts, Chief Executive Officer.

  10.17+        Form of Amended and Restated Letter Agreement,  dated May 15, 2003, by and between Registrant and the
                Chief Financial Officer and President(1).

  10.18+        Form of Amended and Restated Letter Agreement by and among Registrant and certain Executive Officers(2).

  10.19+        CEO Severance  Agreement  together with Addendum II to Stock Option Agreement  between  Registrant and
                Mr. Lee D. Roberts.

  31.1          Certification of Chief Executive Officer

  31.2          Certification of Chief Financial Officer

  32.1          Certification of Chief Executive Officer

  32.2          Certification of Chief Financial Officer
                                                                                                                    .
            * Incorporated herein by reference                + Management contract, compensatory plan or arrangement

          (1) Amended and Restated Letter Agreement, dated May 15, 2003 was entered into by and between Registrant and Messrs. Sam Auriemma, Chief Financial Officer and Ron L. Ercanbrack, President.

          (2) Amended and Restated Letter Agreement, dated May 15, 2003 was entered into by and between Registrant and Messrs. Martyn D. Christian, David D. Despard, Frederick P. Dillon, Karl J. Doyle, Michael W.
              Harris, William J. Kreidler, Chas W. Kunkelmann, Philip Rugani, Daniel S. Whelan, Franz X. Zihlmann
              and Ms.Katharina M. Mueller.

                                                                  EXHIBIT 10.2.1

                                AMENDMENT TO THE
                   FILENET CORPORATION 1995 STOCK OPTION PLAN

     This Amendment  ("Amendment") to the FileNet  Corporation 1995 Stock Option
Plan,  as amended and  restated  effective  March 28, 2001 (the "1995  Plan") is
adopted  by  FileNet  Corporation,   a  Delaware  corporation  (the  "Company"),
effective as of May 7, 2003.

                                    RECITALS

     WHEREAS,  the 1995 Plan was initially  approved by the  Company's  Board of
Directors (the "Board") and its stockholders in 1995, and has been  subsequently amended and restated;

     WHEREAS,  Section V of Article VII of the 1995 Plan  provides that the 1995
Plan may be amended by the Board;

     WHEREAS,  the 1995 Plan is  silent  on the  Company's  ability  to  reprice outstanding options under the 1995 Plan;

     WHEREAS,  on May 7, 2003 the Board  approved an  amendment to the 1995 Plan prohibiting,  without prior stockholder approval, the repricing,  replacement or regranting  through  cancellation  or  lowering  the  option  exercise  price of previously granted awards issued under any of the Company's option plans;

     NOW, THEREFORE,  in order to give effect to the Board action, the following amendment to the 1995 Plan is adopted by the Company.

                                    AMENDMENT

Article Seven "Miscellaneous" of the Plan is hereby amended to add the following as Section VIII:

     "VIII. NO REPRICING WITHOUT STOCKHOLDER APPROVAL

          Effective  as  of  May  7,  2003,   without  prior   approval  by  the
     Corporation's  stockholders,  the Plan  Administrator  shall  not  reprice, replace or regrant though  cancellation  or lowering of the option exercise price any outstanding options granted under the Plan."

                                    * * * * *

     The undersigned,  Katharina M. Mueller, Vice President, General Counsel and
Secretary of the Company,  hereby certifies that the Board adopted the foregoing
Amendment on May 7, 2003.  Executed at Costa Mesa,  California  this 26th day of
June 2003.

                                     FileNet Corporation,
                                     a Delaware corporation

                                     By:   /s/ Kathrina M. Mueller            .
                                           Katharina M. Mueller
                                           Vice President, General Counsel and
                                           Secretary

                                                                  Exhibit 10.2.2

                                                         EXECUTIVE OFFICER GRANT

                               FILENET CORPORATION
                             STOCK OPTION AGREEMENT

RECITALS

     A. The Board has adopted the Plan for the purpose of retaining the services of selected  Employees,  non-employee  members of the Board and  consultants and other  independent  advisors  who provide  services to the  Corporation  (or any
Parent or Subsidiary).

     B. Optionee is to render valuable  services to the Corporation (or a Parent or Subsidiary),  and this Agreement is executed  pursuant to, and is intended to carry out the purposes of, the Plan in connection with the  Corporation's  grant of an option to Optionee.

     C. All capitalized  terms in this Agreement shall have the meaning assigned to them in the attached Appendix.

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

          3. Limited Transferability.  This option shall be neither transferable nor assignable by Optionee other than by will or by the laws of descent and distribution  following  Optionee's  death  and  may be  exercised,  during
     Optionee's  lifetime,  only  by  Optionee.   However,  if  this  option  is
     designated a  Non-Qualified  Option in the Grant  Notice,  then this option may, in connection with the Optionee's estate plan, be assigned in whole or in part during Optionee's lifetime to one or more members of the Optionee's immediate family or to a trust established for the exclusive benefit of one or more such family members. The assigned portion shall be exercisable only by the person or persons who acquire a  proprietary  interest in the option pursuant to such  assignment.  The terms applicable to the assigned portion shall be the same as those in effect for this option  immediately  prior to such  assignment  and  shall be set forth in such  documents  issued to the assignee as the Plan Administrator may deem appropriate.

          4. Dates of Exercise.  This option shall  become  exercisable  for the
     Option Shares in a series of successive annual installments as specified in the Grant  Notice.  As the option  becomes  exercisable  for one or more of those installments,  the installments shall accumulate and the option shall remain  exercisable for the accumulated  installments  until the Expiration
     Date or sooner termination of the option term under Paragraph 5 or 6.

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

          (ii) Should Optionee die while holding this option,  then the personal representative  of Optionee's  estate or the person or persons to whom the option is transferred  pursuant to Optionee's will or in accordance with the laws of descent and  distribution  shall have the right to  exercise  this  option.  Such right shall lapse and this option shall cease to be outstanding upon the earlier of (i)
               the expiration of the twelve  (12)-month period measured from the date of Optionee's death or (ii) the Expiration Date.

          (iii)Should  Optionee cease Service by reason of Permanent  Disability while this  option is  outstanding,  then  Optionee  shall have a period of twelve  (12) months  (commencing  with the date of such cessation of Service) during which to exercise this option. In no event  shall this  option be  exercisable  at  anytime  after the
               Expiration Date.

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

          (vi) Should  the  Optionee's   Service   terminate  by  reason  of  an
               Involuntary  Termination  within  twelve  (12)  months  after the effective  date of a Corporate  Transaction or Change in Control,
               and  then  the   provisions  of  Paragraph  6  shall  govern  the
               post-Service  exercise period for this option and shall supersede any provisions to the contrary in this Paragraph 5.

          6. Special Acceleration of Option.

          (a)  This option, to the extent outstanding at the time of a Corporate
               Transaction   but  not   otherwise   fully   exercisable,   shall
               automatically  accelerate so that this option shall,  immediately prior to the effective date of the Corporate Transaction,  become exercisable  for all of the Option  Shares at the time subject to this option and may be  exercised  for any or all of those Option
               Shares  as   fully-vested   shares  of  Common  Stock.   No  such
               acceleration of this option,  however,  shall occur if and to the extent:  (i) this  option is, in  connection  with the  Corporate
               Transaction,  either to be assumed by the  successor  corporation
               (or parent thereof) or to be replaced with a comparable option to purchase shares of the capital stock of the successor corporation
               (or parent  thereof) or (ii) this option is to be replaced with a
               cash  incentive  program  of  the  successor   corporation  which
               preserves  the  spread  existing  at the  time  of the  Corporate
               Transaction  on any Option  Shares  for which this  option is not otherwise at that time exercisable(the  excess of the Fair Market
               Value of those Option  Shares over the aggregate  Exercise  Price payable for such shares) and provides for  subsequent  pay-out in accordance with the option exercise/vesting schedule set forth in the Grant Notice. The determination of option comparability under clause(i)  shall  be made by the  Plan  Administrator,  and  such determination shall be final, binding and conclusive.

          (b)  Immediately  following  the  Corporate  Transaction,  this option shall terminate and cease to be outstanding, except to the extent assumed  by the  successor  corporation  (or parent  thereof)  in connection with the Corporate Transaction.

          (c)  If  this  option  is  assumed  in  connection  with  a  Corporate
               Transaction,  then this option shall be  appropriately  adjusted, immediately  after such  Corporate  Transaction,  to apply to the number and class of securities  which would have been issuable to
               Optionee in  consummation  of such Corporate  Transaction had the
               option  been  exercised   immediately  prior  to  such  Corporate
               Transaction,  and appropriate  adjustments  shall also be made to the Exercise Price,  provided the aggregate  Exercise Price shall remain the same.

          (d)  Should  there  occur an  Involuntary  Termination  of  Optionee's
               Service   within   twelve  (12)  months   following  a  Corporate
               Transaction  in which this  option is assumed or  replaced,  then this option (or replacement  grant), to the extent outstanding at the time but not otherwise fully exercisable, shall automatically
               accelerate   so  that  the  option   shall   immediately   become
               exercisable  for all the Option Shares at the time subject to the option and may be exercised for any or all of those Option Shares as fully vested shares of Common Stock.  This option shall remain so exercisable  until the earlier of (i) the  Expiration  Date of the option term or (ii) the expiration of the one (1)-year period measured from the date of such Involuntary Termination.

          (e)  Should  there  occur an  Involuntary  Termination  of  Optionee's
               Service within twelve (12) months  following a Change in Control, then this option,  to the extent  outstanding at the time but not otherwise filly exercisable.  shall  automatically  accelerate so that this option shall immediately become exercisable for all the
               Option  Shares  at the  time  subject  to the  option  and may be exercised  for any or all of those Option  Shares as fully vested shares of Common Stock.  This option shall remain so  exercisable until the earlier of (i) the Expiration Date of the option termor
               (ii) the expiration of the one (I)-year  period measured from the date of such Involuntary Termination.

          (f)  This  Agreement  shall  not in any way  affect  the  right of the
               Corporation to adjust, reclassify, reorganize or otherwise change its  capital  or  business  structure  or to merge,  consolidate, dissolve,  liquidate  or sell or transfer  all or any part of its business or assets.

          7.  Adjustment  in Option  Shares.  Should  any  change be made to the
     Common   Stock   by   reason   of  any   stock   split,   stock   dividend,
     recapitalization, combination of shares, exchange of shares or other change affecting the outstanding Common Stock as a class without the Corporation's receipt of consideration,  appropriate adjustments shall be made to (i) the number and/or class of securities subject to this option,  (ii) the minimum number and/or class of securities  for which this option must be exercised, and (iii) the  Exercise  Price in order to reflect  such change and thereby preclude a dilution or enlargement of benefits here under.

          8.  Stockholder  Rights.  The holder of this option shall not have any stockholder  rights  with  respect to the Option  Shares  until such person shall have  exercised  the  option,  paid the  Exercise  Price and become a holder of record of the purchased shares.

          9. Manner of Exercising Option.

          (a)  In order to exercise  this option with respect to all or any part of the  Option  Shares  for  which  this  option  is at the  time exercisable,  Optionee (or any other person or persons exercising the option) must take the following actions:

               (i)  Execute and deliver to the  Corporation a Notice of Exercise for the  number of  Option  Shares  for which the  option is exercised.

               (ii) Pay the aggregate Exercise Price for the purchased shares in one or more of the following forms:

                    (A)  cash or check made payable to the Corporation

                    (B)  a promissory note payable to the Corporation,  but only to the extent  authorized by the Plan  Administrator in
                         accordance with Paragraph 13;

                    (C)  shares of Common  Stock held by Optionee  (or any other person  or  persons  exercising  the  option)  for  the
                         requisite  period  necessary  to avoid a charge  to the
                         Corporations  earnings for financial reporting purposes
                         and valued at Fair Market Value on the  Exercise  Date;
                         or

                    (D)  through  a  special  sale  and   remittance   procedure
                         pursuant  to which  Optionee  (or any  other  person or
                         persons   exercising  the  option)  shall  concurrently
                         provide    irrevocable    instructions    (a)    to   a
                         Corporation-designated  brokerage  firm to  effect  the
                         immediate sale of the purchased shares and remit to the
                         Corporation,  out of the sale proceeds available on the
                         settlement   date,   sufficient   funds  to  cover  the
                         aggregate  Exercise  Price  payable  for the  purchased
                         shares  plus all  applicable  Federal,  state and local
                         income and employment  taxes required to be withheld by
                         the  Corporation  by reason of such exercise and (b) to
                         the  Corporation  to deliver the  certificates  for the
                         purchased  shares  directly to such  brokerage  firm in
                         order to complete the sale.

                    Except to the extent the sale and  remittance  procedure  is utilized in connection with the option exercise,  payment of the Exercise Price must accompany the Notice of Exercise.

                    (iii)Furnish to the  Corporation  appropriate  documentation that the  person or persons  exercising  the option (if
                         other than  Optionee)  have the right to exercise  this
                         option.

                    (iv) Make appropriate  arrangements with the Corporation (or
                         Parent or Subsidiary  employing or retaining  Optionee)
                         for the  satisfaction  of all Federal,  state and local
                         income  and  employment  tax  withholding  requirements
                         applicable  to the  option  exercise,  if the Option is
                         designated a Non-Qualified Option in the Grant Notice.

          (b)  As soon as practical  after the Exercise  Date,  the  Corporation shall issue to or on behalf of Optionee  (or any other  person or persons  exercising  this option) a certificate for the purchased
               Option  Shares.

          (c)  In no event  may this  option  be  exercised  for any  fractional shares.

          10. Compliance with Laws and Regulations.

               (a) The  exercise of this  option and the  issuance of the Option
          Shares  upon such  exercise  shall be  subject  to  compliance  by the
          Corporation  and  Optionee  with all  applicable  requirements  of law relating  thereto  and with all  applicable  regulations  of any stock exchange (or the Nasdaq National  Market,  if applicable) on which the
          Common  Stock may be listed for  trading at the time of such  exercise and issuance.

               (b) The inability of the  Corporation to obtain approval from any regulatory  body  having  authority  deemed by the  Corporation  to be necessary to the lawful issuance and sale of any Common Stock pursuant to this option shall relieve the  Corporation  of any  liability  with respect to the  non-issuance  or sale of the Common  Stock as to which such approval shall not have been obtained. The Corporation,  however, shall use its best efforts to obtain all such approvals.

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

          13. Financing.  The Plan Administrator may, in its absolute discretion and without any  obligation to do so,  permit  Optionee to pay the Exercise
     Price for the  purchased  Option  Shares by  delivering a  promissory  note payable  to  the  Corporation.  The  terms  of  any  such  promissory  note
     (including the interest rate, the requirements for collateral and the terms of repayment)  shall be established by the Plan  Administrator  in its sole discretion.

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

          17.  Additional Terms Applicable to an Incentive  Option. In the event this option is  designated  an Incentive  Option in the Grant  Notice,  the following terms and conditions shall also apply to the grant:

          (i)  This option shall cease to qualify for favorable tax treatment as an  Incentive  Option  if  (and to the  extent)  this  option  is exercised for one or more Option Shares:  (i) more than three (3)
               months after the date  Optionee  ceases to be an Employee for any reason other than death or Permanent Disability or (ii) more than twelve  (12)  months  after  the date  Optionee  ceases  to be an
               Employee by reason of Permanent Disability.

          (ii) No installment  under this option shall qualify for favorable tax treatment  as an  Incentive  Option  if (and to the  extent)  the aggregate Fair Market Value (determined at the Grant Date) of the
               Common Stock for which such installment first becomes exercisable hereunder would, when added to the aggregate value (determined as of the respective  date or dates of grant) of the Common Stock or other  securities  for which this  option or any other  Incentive
               Options  granted to  Optionee  prior to the Grant  Date  (whether under the Plan or any other option plan of the Corporation or any
               Parent or Subsidiary)  first become  exercisable  during the same calendar year, exceed One Hundred Thousand Dollars  (S100.000) in the  aggregate.  Should  such  One  Hundred  Thousand  Dollar  (S
               100.000) limitation be exceeded in any calendar year, this option shall  nevertheless  become  exercisable for the excess shares in such calendar year as a Non-Qualified Option.

          (iii)Should the  exercisability  of this option be accelerated  upon a
               Corporate  Transaction or an Involuntary  Termination following a
               Corporate  Transaction  or Change in  Control,  then this  option shall qualify for favorable tax treatment as an Incentive  Option only to the extent the aggregate Fair Market Value (determined at the Grant Date) of the Common  Stock for which this option  first becomes  exercisable  in the calendar year in which the Corporate
               Transaction  or  Involuntary  Termination  occurs does not,  when added to the aggregate  value  (determined  as of the  respective date or dates of grant) of the Common  Stock or other  securities for which  this  option or one or more  other  Incentive  Options granted to Optionee  prior to the Grant Date  (whether  under the
               Plan or any other option plan of the Corporation or any Parent or
               Subsidiary)  first become  exercisable  during the same  calendar year,  exceed One  Hundred  Thousand  Dollars  ($100,000)  in the aggregate.  Should the  applicable  One Hundred  Thousand  Dollar
               ($100,000)  limitation  be exceeded in the calendar  year of such
               Corporate Transaction or Involuntary Termination,  the option may nevertheless  be exercised for the excess shares in such calendar year as a Non-Qualified Option.

          (iv) Should  Optionee  hold,  in addition to this option,  one or more other options to purchase  Common Stock which become  exercisable for the first time in the same calendar year as this option, then the foregoing  limitations on the  exercisability of such options as Incentive  Options  shall be applied on the basis of the order in which such options are granted.

          18. Leave of Absence.  The following  provisions  shall apply upon the
     Optionee's commencement of an authorized leave of absence:

          (i)  The  exercise  schedule in effect under the Grant Notice shall be frozen  as of the  first  day of the  authorized  leave,  and the
               option   shall  not  become   exercisable   for  any   additional
               installments  of the Option  Shares  during  the period  Optionee remains on such leave.

          (ii) Should  Optionee  resume active Employee status within sixty (60)
               days  after  the start  date of the  authorized  leave,  Optionee shall,  for  purposes of the  exercise  schedule set forth in the
               Grant  Notice,  receive  Service  credit for the entire period of such leave.  If Optionee does not resume active  Employee  status within such sixty (60)-day  period,  then no Service credit shall be given for the period of the leave.

          (iii)If the option is designated  as an Incentive  Stock Option in the
               Grant  Notice,  then the  following  additional  provision  shall apply:

               If the leave of absence continues for more than ninety (90) days.
               then the option shall  automatically  convert to a  non-qualified option under the federal tax laws on the ninety-first  (91st) day of such,  leave,  unless the Optionee's  reemployment  rights are guaranteed by statute or by written agreement. Following any such conversion  of the  option,  all  subsequent  exercises  of  such option,  whether  effected before or after  Optionee's  return to active  Employee  status,  shall result in an  immediate  taxable event,  and the  Corporation  shall be required  to collect  from
               Optionee  the  federal,  state and local  income  and  employment withholding taxes applicable to such exercise.

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

                                    APPENDIX

     The following definitions shall be in effect under the Agreement:

          A. Agreement shall mean this Stock Option Agreement.

          B. Board shall mean the Corporation's Board of Directors.

          C. Change in Control  shall mean a change in  ownership  or control of the Corporation effected through either of the following transactions:

          (i)  the acquisition, directly or indirectly, by any person or related group of persons  (other  than the  Corporation  or a person that directly or indirectly  controls,  is controlled  by, or is under common control with,  the  Corporation)  of beneficial  ownership
               (within the meaning of Rule 13d-3 of the Securities  Exchange Act of 1934,  as amended) of  securities  possessing  more than fifty
               percent  (50%)  of  the  total  combined   voting  power  of  the
               .Corporation's  outstanding  securities  pursuant  to a tender or exchange offer made directly to the  Corporation's  stockholders,
               or

          (ii) a  change  in the  composition  of the  Board  over a  period  of thirty-six (36)  consecutive  months or less such that a majority of the Board  members  ceases by reason of one or more  contested elections for Board  membership,  to be comprised of  individuals who either (A) have been Board.  members  continuously  since the beginning  of such period or (B) have been  elected or  nominated for  election as Board  members  during such period by at least a majority of the Board  members  described  in clause (A) who were still in office  at the time  such  election  or  nomination  was approved by the Board.

          D. Code shall mean the Internal Revenue Code of 1986, as amended.

          E. Common Stock shall mean the Corporation's common stock.

          F.   Corporate   Transaction   shall  mean  either  of  the  following
     stockholder-approved transactions to which the Corporation is a party:

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

          G. Corporation shall mean FileNet Corporation, a Delaware corporation.

          H.  Employee  shall  mean an  individual  who is in the  employ of the
     Corporation  (or any  Parentor  Subsidiary),  subject  to the  control  and direction  of the employer  entity as to both the work to be performed  and the manner and method of performance.

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

          (i)  If the Common Stock is at the time traded on the Nasdaq  National
               Market,  then the Fair  Market  Value shall be the average of the high and low selling prices per share of Common Stock on the date in  question,  as  such  prices  are  reported  by  the  National
               Association of Securities  Dealers on the Nasdaq  National Market
               or any successor  system.  If there are no selling  prices quoted for the  Common  Stock  on the  date in  question,  then the Fair
               Market  Value  shall be the  average of the high and low  selling prices  on the last  preceding  date for  which  such  quotations exist.

          (ii) If the Common Stock is at the time listed on any Stock  Exchange, then the Fair  Market  Value  shall be the  average  high and low selling  prices per share of Common Stock on the date in question on the Stock Exchange  determined by the Plan Administrator to be the  primary  market for the  Common  Stock,  as such  prices are officially  quoted in the composite tape of  transactions on such exchange.  If there are no selling  prices  quoted for the Common
               Stock on the date in  question,  then the Fair Market Value shall be the  average  of the high and low  selling  prices on the last preceding date for which such quotations exist.

          M. Grant Date shall mean the date of grant of the option as  specified in the Grant Notice.

          N.  Grant  Notice  shall  mean the  Notice  of  Grant of Stock  Option accompanying the Agreement, pursuant to which Optionee has been informed of the basic terms of the option evidenced hereby.

          O.  Incentive   Option  shall  mean  an  option  which  satisfies  the
     requirements of Code Section 422.

          P.  Involuntary  Termination  shall mean the termination of Optionee's
     Service by reason of:

          (i)  Optionee's  involuntary dismissal or discharge by the Corporation for reasons other than Misconduct, or

          (ii) Optionee's  voluntary  resignation  following  (A)  a  change  in
               Optionee's position with the Corporation (or Parent or Subsidiary employing  Optionee) which materially reduces Optionee's level of
               responsibility,   (B)  a  reduction   in   Optionee's   level  of
               compensation   (including   base  salary,   fringe  benefits  and
               participation  in  any   corporate-performance   based  bonus  or
               incentive  programs) by more than fifteen  percent (15%) or (C) a relocation of  Optionee's  place of employment by more than fifty
               (50)  miles,  provided  and  only if such  change,  reduction  or relocation  is effected  by the  Corporation  without  Optionee's consent.

          Q.  Misconduct  shall  mean  the  commission  of  any  act  of  fraud, embezzlement or dishonesty by Optionee,  any unauthorized use or disclosure by Optionee of confidential information or trade secrets of the Corporation
     (or any  Parent or  Subsidiary),  or any other  intentional  misconduct  by
     Optionee adversely affecting the business or affairs of the Corporation (or any Parent or Subsidiary) in a material  manner.  The foregoing  definition shall not be deemed to be inclusive of all the acts or omissions  which the
     Corporation  (or any Parent or Subsidiary)  may consider as grounds for the dismissal or discharge of Optionee or any other  individual  in the Service of the Corporation (or any Parent or Subsidiary).

          R.  Non-Qualified  Option shall mean an option not intended to satisfy the requirements of Code Section 422.

          S.  Notice of  Exercise  shall mean the  written  notice of the option exercise on the form provided by the Corporation for such purpose.

          T.  Option  Shares  shall  mean the  number of shares of Common  Stock subject to the option as specified in the Grant Notice.

          U.  Optionee  shall  mean the  person to whom the option is granted as specified in the Grant Notice.

          V. Parent shall mean any corporation  (other than the  Corporation) in an unbroken chain of  corporations  ending with the  Corporation,  provided each corporation in the unbroken chain (other than the  Corporation)  owns, at the time of the  determination,  stock possessing fifty percent (50%) or more of the total  combined  voting power of all classes of stock in one of the other corporations in such chain.

          W. Permanent Disability shall mean the inability of Optionee to engage in any substantial gainful activity by reason of any medically determinable physical or mental  impairment  which is expected to result in death or has lasted or can be  expected to last for a  continuous  period of twelve (12)
     months or more.

          X. Plan shall mean the Corporation's 1995 Stock Option Plan.

          Y. Plan  Administrator  shall mean either the Board or a committee  of
     Board members,  to the extent the committee is at the time  responsible for the administration of the Plan.

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

                                                                EXHIBIT 10.14.3

                                AMENDMENT TO THE
                            2002 INCENTIVE AWARD PLAN
                                       OF
                               FILENET CORPORATION

     This Amendment  ("Amendment")  to the 2002 Incentive  Award Plan of FileNet
Corporation  (the  "Plan")  is  adopted  by  FileNet  Corporation,   a  Delaware
corporation (the "Company"), effective as of May 7, 2003.

                                    RECITALS

     WHEREAS,  the Plan was approved by the Board of Directors  (the "Board") on
March 28, 2002 and by the stockholders on May 22, 2002;

     WHEREAS,  Section  11.2 of the Plan  provides  that the Plan may be amended from time to time by the Board;

     WHEREAS,  the Company's Plan is silent on the Company's  ability to reprice options under the Plan;

     WHEREAS,  on May 7,  2003,  the Board  approved  an  amendment  to the Plan prohibiting,  without prior stockholder approval, the repricing,  replacement or regranting  through  cancellation  or  lowering  the  option  exercise  price of previously granted awards issued under any of the Company's option plans;

     WHEREAS,  on May 7, 2003,  the  stockholders  of the  Company  approved  an amendment to the Plan  increasing  the number of shares  available  for issuance under the Plan by an additional  1,400,000  shares,  from 1,400,000 to 2,800,000 shares;

     NOW,  THEREFORE,  the  following  amendments to the Plan are adopted by the
Company.

                                   AMENDMENTS

Effective as of May 7, 2003, subsection (a) of Section 2.1 of the Plan is hereby amended in its entirety as follows:

2.1.     "Shares Subject to Plan.

          (a)  The  shares of stock  subject  to Awards  shall be Common  Stock, initially  shares  of the  Company's  Common  Stock.  Subject  to adjustment as provided in Section 11.3,  the aggregate  number of such shares which may be issued upon  exercise of such Options or rights or upon any other  Awards  under the Plan shall not exceed
               Two Million Eight Hundred Thousand  (2,800,000)  shares,  and the aggregate number of shares that may be issued as Restricted Stock shall not exceed One Hundred and Forty Thousand (140,000) shares.
               The shares of Common Stock issuable upon exercise of such Options or  rights  or upon any other  Awards  may be  either  previously authorized but unissued shares or treasury shares."

Effective  as of May 7, 2003,  section 3.6 is added to Article III  "Granting of
Awards":

          "3.6 Prohibition on Repricing.  The  Administrator  shall not, without prior approval by the Company's stockholders,  reprice,  replace or regrant through  cancellation  or lowering of the Option  exercise price any awards issued under the Plan."

                                    * * * * *

     The undersigned,  Katharina M. Mueller, Vice President, General Counsel and
Secretary of the Company,  hereby certifies that amendment increasing the number of shares  available  for  issuance  under the Plan was  adopted by the Board on
February 26, 2003,  and approved by the Company's  stockholders  on May 7, 2003, and that the Board  adopted the amendment  prohibiting  the repricing of options under the Plan without prior stockholder approval on May 7, 2003.

     Executed at Costa Mesa, California this 26th day of June 2003.

                                   FileNet Corporation,
                                   a Delaware corporation

                                   By:  /s/ Katharina M. Mueller              .
                                        Katharina M. Mueller
                                        Vice President, General Counsel and
                                        Secretary

                                                                   EXHIBIT 10.15

                                                                  EXECUTION COPY

                            STOCK PURCHASE AGREEMENT

                                      AMONG

                 FILENET NOVA SCOTIA CORPORATION, as the "Buyer"

                                       AND

                      FILENET CORPORATION, as the "Parent"

                                       AND

 DONALD MURPHY, JOHN MURPHY, TIM SENGER, WAYNE MALKIN, DAVID PERMAN,
            DENISE MURPHY, COLLEEN MURPHY, KATHY MALKIN, DONNA PERMAN
                                as the "Sellers"

                                       AND

                       SHANA CORPORATION, as the "Target"

                                  April 2, 2003

                                      -i-

                                      -ii-

Exhibit A - Form of Escrow Agreement
Exhibit B - Form of Other Shareholder Representation Statement
Exhibit C - Form of Opinion of Counsel to the Sellers
Exhibit D - Form of Opinion of Counsel to the Buyer
Exhibit E - Permitted Encumbrances
Exhibit F - Permitted Transactions
Exhibit G - Non-competition Payments
Schedule 2.2 - Allocation of Purchase Price

                                     -iii-

                            STOCK PURCHASE AGREEMENT

     Agreement  entered  into as of April 2,  2003,  by and among  FileNet  Nova
Scotia Corporation, a Nova Scotia unlimited liability corporation (the "Buyer"), and Donald Murphy, John Murphy, Tim Senger, Wayne Malkin,  David Perman,  Denise
Murphy,  Colleen  Murphy,  Kathy  Malkin  and  Donna  Perman  (collectively  the
"Sellers"),  and Shana Corporation,  an Alberta corporation (the "Target"),  and for the  purposes  of Section  9.16 only,  the FileNet  Corporation,  a Delaware corporation  (the "Parent").  The Buyer, the Sellers and the Target are referred to collectively herein as the "Parties."

     The  Sellers  in the  aggregate  own  5,663,635  Class A Common  Shares and
5,639,005 Class B Common Shares of the Target.

     This Agreement  contemplates a transaction in which the Buyer will purchase from the  Sellers  and  certain  other  shareholders  of the Target  (the "Other
Shareholders",  and collectively with the Sellers, the "Shareholders"),  and the
Shareholders will sell to the Buyer, all of the outstanding capital stock of the
Target in return for cash.

     Now, therefore, in consideration of the mutual promises herein made, and in
consideration  of  the   representations,   warranties,   and  covenants  herein
contained, the Parties agree as follows.

                                   ARTICLE I
                                  DEFINITIONS.

1.1  Defined  Terms.  As used herein,  the terms below shall have the  following meanings:

          "Adverse   Consequences"  means  all  actions,   suits,   proceedings,
     hearings,    investigations,    charges,   complaints,   claims,   demands,
     injunctions, judgments, orders, decrees, rulings, damages, dues, penalties, fines, costs, amounts paid in settlement, Liabilities,  obligations, Taxes, liens,  losses,  expenses,  and fees,  including court costs and reasonable attorneys' fees and expenses and all direct and indirect, consequential and incidental damages and losses including without limitation all lost profits and damage to goodwill.

          "Affiliate" has the meaning set forth in the Business Corporations Act
     (Alberta).

          "Affiliated Group"  means any  affiliated  group within the meaning of
     Code Section 1504(a) or any similar group defined under a similar provision of state, local or foreign law.

          "Basis"  means  any past or  present  fact,  situation,  circumstance, status, condition,  activity, practice, plan, occurrence,  event, incident, action,  failure to act, or transaction  that forms or could form the basis for any specified consequence.

          "Books and Records"  means,  with  respect  to  the  Target  and   its
     Subsidiary,  the Corporate Records and all books, records,  lists, ledgers,
     financial  data,  files,  reports,   product  and  design  manuals,  plans,
     drawings,  technical manuals and operating records of every kind pertaining to the  Target,  its  Subsidiary  or  assets or the  customers,  suppliers, distributors  or  personnel  of the Target or its  Subsidiary,  in whatever form.

          "Business Day" means any day other than a Saturday,  a Sunday or a day on which banking institutions in the State of California or the Province of
     Alberta are authorized by Law or executive order to remain closed.

          "Canadian  GAAP" means  accounting  principles  generally  accepted in
     Canada as  established  and revised by the Canadian  Institute of Chartered
     Accountants from time to time.

          "Class A Common Shares" means the Class A Common Shares, no par value, of the Target.

          "Class B Common Shares" means the Class B Common Shares, no par value, of the Target.

          "Class C Preferred Shares"  means the Class C Preferred Shares, no par value, of the Target.

          "Closing Date" means the date first set forth above.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Confidential Information"   means  any   information  concerning  the
     businesses  and  affairs  of  the  Target  and  its  Subsidiary,  including confidential business  information,  financial marketing and business data, pricing and cost information, business and marketing plans, internet domain names, and customer and supplier lists and information, that is not already generally available to the public.

          "Corporate Records"  means the corporate records of the Target and its
     Subsidiary, including (i) all Organizational Documents, (ii) all minutes of meetings that have been kept and resolutions of shareholders  and directors
     (and any  committees),  or other body  performing  a similar  function  for entities other than corporations, and (iii) the share certificate books, if any, all  securities  registers,  registers of transfers  and  registers of
     directors,   or  the   equivalents,   if  any,  for  entities   other  than
     corporations.

          "Employee Plans"  means  all  of the  benefits  provided,  maintained, sponsored or funded by the Target or its  Subsidiary  for or in relation to the current or former employees, officers or directors of the Target or its
     Subsidiary,  including any fringe benefit,  bonus, incentive  compensation, deferred compensation, profit sharing, severance, termination, supplemental
     unemployment  benefit,   change  of  control,   retention  bonus,  pension,
     retirement,  stock option,  stock purchase,  stock  appreciation,  savings, employee loan, prerequisite,  indemnity,  health, welfare, medical, dental, disability or life insurance, short term disability,  vacation pay, service or  similar  plan,  program,  arrangement,  agreement,  award or  practice, whether  written or oral,  funded or  unfunded,  insured  or  self-insured, registered or unregistered.

          "Encumbrance"  means  any lien  (statutory  or  otherwise),  judgment, pledge, escrow, option, charge,  easement,  restrictive covenant,  security interest,  assignment,  deed of trust,  right of first  refusal,  mortgage,

     hypothecation,  right-of-way,  encroachment,  building or use  restriction, restrictive covenant,  encumbrance or other right of third parties, whether
     voluntarily   incurred  or  arising  by  operation  of  law  or  any  other
     arrangement  or  condition   which,   in  substance,   secures  payment  or
     performance  of  an  obligation,  and  includes,  without  limitation,  any agreement to give any of the foregoing in the future, and any contingent or
     conditional   sales  agreement  or  other  title  retention   agreement  or
     arrangement  or lease in the nature  thereof or the filing of, or agreement to give any financing statement, under the laws of any jurisdiction.

          "Environmental Laws"  means any Law concerning pollution or protection of the  environment,  public  health and  safety,  or  employee  health and safety,  including  laws relating to emissions,  discharges,  releases,  or threatened releases of pollutants,  contaminants, or chemical,  industrial, hazardous,  or toxic  materials or wastes into ambient air,  surface water,
     ground  water,  or  lands  or  otherwise   relating  to  the   manufacture,
     processing,  distribution, use, treatment, storage, disposal, transport, or handling of pollutants,  contaminants, or chemical, industrial,  hazardous, or toxic materials or wastes.

          "ERISA" means the Employee  Retirement Income Security Act of 1974, as
     amended.

          "ERISA Affiliate"  means any  entity which is (or at any relevant time was) a member of a "controlled  group of corporations"  with, under "common control"  with,  or a member  of an  "affiliated  service  group"  with any
     Partnership,  as defined in Section 414(b), (c), (m) or (o) of the Code, or under "common  control" with any Partnership  within the meaning of Section
     4001(b)(1) of ERISA.

          "ERISA  Plan" means an "employee  benefit  plan" within the meaning of
     Section 3(2) of ERISA.

          "Escrow Agent"  means the  Person  acting  as Escrow  Agent  under the
     Escrow Agreement, which shall initially be Bennett Jones LLP.

          "Extremely Hazardous Substance"  has the meaning set forth inss.302 of the Emergency Planning and Community Right-to-Know Act of 1986, as amended.

          "Governmental Entity" means any applicable (i) multinational, federal, provincial,  state,  municipal,  local  or  other  governmental  or  public department, court, judicial authority,  regulatory body, commission, board,
     bureau,   agency  or  instrumentality,   domestic  or  foreign,   (ii)  any
     subdivision   or  authority  of  any  of  the   foregoing   and  (iii)  any
     quasi-governmental or private body exercising any regulatory, expropriation or taxing authority under or for the account of any of the above.

          "ICA" means the Investment Canada Act (Canada), as amended.

          "Intellectual Property"   means  all   intellectual  property  in  any
     jurisdiction,  including  (i)  inventions,  patents,  patent  applications, patent disclosures, all related continuation-in-part,  divisional, reissue, reexamination,  utility model, certificate of invention and design patents,
     industrial   designs,   registrations  and  applications  for  registration
     thereof,  and other industrial  property rights acquired or available under the Laws of any jurisdiction,  (ii) trademarks,  trade names,  trade dress, logos,  corporate  names,  service marks,  certification  marks,  and other indicia of origin,  and  registrations  and  applications  for registration
     thereof   together  with  related   goodwill,   (iii)  writings  and  other
     copyrightable   works  of  authorship,   all  copyrights  therein  and  all
     registrations and applications for registration  thereof,  (iv) mask works, integrated  circuit  topographies  and  registrations  and applications for registration  thereof,  (v)  computer  software,  databases,  compilations, documentation,  data  processing  systems,  networks  and network  systems, website and other Internet and webcentric  systems and  properties,  domain
     names,   content   contained  on  any  Internet  or  intranet   site,   and
     descriptions,  flowcharts  and other work  product  used to  design,  plan, organize,  and develop any of the foregoing,  and all intellectual property rights in and registrations and applications to register thereof (vi) trade secrets  and  confidential  business  information,  whether  patentable  or
     unpatentable   and   whether  or  not   reduced  to   practice,   know-how,
     manufacturing   and  product   processes  and   techniques,   research  and
     development  information,  copyrightable rights,  financial,  marketing and business data,  pricing and cost information,  business and marketing plans and customer and supplier lists and  information and internet domain names,
     (vii) other proprietary rights relating to any of the foregoing (including, without limitation,  remedies against  infringements  thereof and rights of protection  of interest  therein under the Laws of all  jurisdictions)  and
     (viii)  copies  and  tangible  embodiments  thereof  (in  whatever  form or medium).

          "Knowledge" means actual knowledge after reasonable investigation.

          "Laws" means (a) all applicable laws,  including all statutes,  codes, ordinances,  regulations,  decrees,  rules, municipal by-laws and orders of every Governmental Entity and (b) any judicial,  arbitral,  administrative, ministerial,  departmental or regulatory judgment, decision, decree, ruling or order of any court or  governmental  or regulatory  agency,  department, authority, body or instrumentality relating to the businesses or operations of the Target or its Subsidiary.

          "Liability"  means any liability  (whether  known or unknown,  whether asserted or unasserted,  whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for Taxes.

          "Most Recent Balance Sheet" means the balance sheet  contained  within the Most Recent Financial Statements.

          "Most Recent Fiscal Year End" means July 31, 2002.

          "Ordinary Course of Business"  means  the ordinary  course of business consistent with past custom and practice (including, where applicable, with respect to quantity and frequency).

          "Organizational Documents" means, with reference to a corporation, the
     Articles  of  Incorporation  and  by-laws or other  similar  organizational documents (in each case, as amended to date).

          "Permits"  shall mean,  with respect to the Target and its Subsidiary, all licenses, permits, franchises, approvals,  authorizations,  consents or orders of, or filings with, or notifications to, any Governmental Entity or any other Person, necessary or desirable for the conduct of, or relating to the  operation of the  businesses of or the ownership of the assets of, the
     Target and/or its Subsidiary.

          "Permitted Encumbrances" means the encumbrances identified in Exhibit
     E attached hereto.

          "Permitted Transactions" means the transactions described in Exhibit F attached hereto.

          "Person"  means  an  individual,  a  partnership,  a  corporation,  an
     association,   a  joint  stock  company,  a  trust,  a  joint  venture,  an unincorporated  organization,  or a governmental entity (or any department, agency, or political subdivision thereof).

          "Requisite Sellers"  means  Sellers  holding a  majority of the voting power of the Target Shares  (assuming  conversion to Class A Common Shares, if  applicable,  and  voting  together  as a single  class) as set forth in
     Section 4.2 of the Target Disclosure Letter.

          "Securities Act" means the Securities Act of 1933, as amended.

          "Sellers' Representatives"  means  the  Persons who are  appointed  as agents for the Sellers pursuant to Section 9.10, who shall initially be Don
     Murphy and Wayne Malkin.

          "Software"  means  the  computer  software  that  the  Target  or  its
     Subsidiary  licenses  to  third  parties,  including,  without  limitation,
     Informed  Aurora,  which consists of the Informed Step Processor,  Informed
     eRouter,  Informed Filler (Web),  Informed  Filler,  Informed  Designer and
     Informed Quadra.

          "Subsidiary"  means,  with respect to any Person,  any  corporation or other business  entity,  whether or not  incorporated,  of which at least a majority of the securities or interests  having,  by their terms,  ordinary voting power to elect members of the board of  directors,  or other persons performing similar functions with respect to such entity, is held, directly or indirectly, by such Person (or a Subsidiary thereof).

          "Target Share"  means  any share of the  capital  stock of the Target, including the Class A Common  Shares,  the Class B Common  Shares,  and the
     Class C Preferred Shares.

          "Tax" means any federal, state, provincial,  local, or foreign income, capital, gross receipts, license, payroll,  employment,  excise, severance, stamp,  occupation,  premium,  windfall profits,  environmental  (including taxes under Code Section 59A),  customs duties,  capital stock,  franchise,
     profits,   withholding,   social   security  (or  similar),   unemployment,
     disability,   real  property,  personal  property,  sales,  use,  transfer, registration, stamp, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever,  including any interest,  penalty,  or addition thereto, whether disputed or not.

          "Tax Return" means any return, declaration,  report, claim for refund, or  information  return  or  statement  relating  to Taxes,  including  any schedule or attachment thereto, and including any amendment thereof.

          "US GAAP" means United States generally accepted accounting principles in effect from time to time applied on a consistent basis.

1.2  Other Defined Terms.  In addition to the terms defined in Section 1.1,  the following  terms  shall  have the  meanings  defined  for such terms in the
     Sections set forth below:

         Term                                               Section

         Accountant                                         2.6(d)
         Adjustment Amount                                  2.6(b)
         Buyer                                              Preamble
         Buyer Disclosure Letter                            Section 3.2
         Claim Notice                                       7.2(a)
         Closing                                            2.4
         Closing Balance Sheet                              2.6(a)
         Distribution Date                                  2.3
         Escrow Agreement                                   2.3
         Financial Statement                                4.7
         Indemnified Party                                  7.4(a)
         Indemnifying Party                                 7.4(a)
         Indemnity Holdback Amount                          2.2
         Initial Purchase Amount                            2.3
         Most Recent Financial Statements                   4.7
         Most Recent Fiscal Month End                       4.7
         Other Shareholders                                 Preamble
         Parent                                             Preamble
         Party                                              Preamble
         Purchase Price                                     2.2
         Repurchase Amount                                  2.2
         Section 116 Certificate                            2.7(a)
         Section 338 Election                               8.1
         Seller                                             Preamble
         Seller Disclosure Letter                           Section 3.1
         Shareholders                                       Preamble
         Target                                             Preamble
         Target Disclosure Letter                           Article IV
         Third Party Claim                                  7.4(a)
         Withheld Amount                                    2.7(b)

1.3  Construction.

     (a)  Unless the context of this Agreement otherwise requires,  (i) words of any gender include each other gender; (ii) words using the singular or
          plural   number  also   include   the  plural  or   singular   number,
          respectively;   (iii)  the  terms  "hereof,"  "herein,"  "hereby"  and
          derivative or similar words refer to this entire  Agreement;  (iv) the terms "Article" or "Section" refer to the specified Article or Section of this Agreement;  (v) the word  "including"  shall mean  "including, without  limitation";  and (vi) the word "or" shall be disjunctive but not exclusive.

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

     (d)  The language used in this Agreement shall be deemed to be the language chosen by the parties to express their mutual  intent,  and no rule of strict construction shall be applied against either party.

     (e)  The annexes,  schedules and exhibits to this  Agreement are a material part  hereof and shall be treated  as if fully  incorporated  into the body of the Agreement.

     (f)  Whenever this Agreement  refers to a number of days, such number shall refer to calendar days unless Business Days are specified and shall be counted from the day  immediately  following  the date from which such number of days are to be counted.

     (g)  Except  where  otherwise  specified,  all dollar  amounts  referred to herein shall be references to United States dollars.

     (h)  All  accounting  terms used herein and not  expressly  defined  herein shall have the meanings given to them under Canadian GAAP with respect to the  Target  and its  Subsidiary  and US GAAP with  respect  to the
          Buyer.

     (i)  Whenever  this  Agreement  states  that a party has  "made  available"
          certain  documents  to another  party,  such term shall mean that such party has  either  delivered  those  documents  to the other  party or placed those  documents in a designated  "data room" for inspection by the other party.

                                   ARTICLE II
                       PURCHASE AND SALE OF TARGET SHARES.

2.1  Basic Transaction.  On  and  subject  to the terms and  conditions  of this
     Agreement, the Buyer agrees to purchase from the Shareholders,  and each of the  Sellers  agrees  to  sell  to  the  Buyer,  and  to  cause  the  Other
     Shareholders to sell to the Buyer,  all of their  respective  Target Shares for the consideration specified below in this Article 2.

2.2  Purchase Price.   The  Buyer  agrees  to  pay   to   the   Shareholders  as
     consideration  for the purchase of all of the Target  Shares the  aggregate amount of $8,550,000, less an amount (the "Repurchase Amount") equal to the aggregate  amount paid by the Target to  repurchase,  redeem,  terminate or otherwise  acquire  Target  Shares and options or rights to acquire  Target
     Shares in  Permitted  Transactions  after the Most Recent  Fiscal Month End
     (the  "Purchase  Price"),  subject to adjustment as provided in Section 2.6 below.  At the  Closing,  the Buyer  shall  deliver  cash in the  amount of
     $8,550,000 to the Escrow Agent to be held and released in  accordance  with
     Section  2.3  below.  The  Purchase  Price  shall be  allocated  among  the
     Shareholders  based on the  percentages  set forth in Schedule 2.2 attached hereto, which schedule shall be updated by the Sellers' Representatives and delivered to the Buyer on or before the Business Day immediately  preceding the  Distribution  Date to reflect any changes in  ownership  of the Target
     Shares between the Closing Date and the Distribution Date.

2.3  Escrow.  Concurrently with the execution of this Agreement,  the Buyer, the
     Sellers and the Escrow Agent shall execute and deliver an escrow  agreement in the form  attached  hereto as Exhibit A (the  "Escrow  Agreement").  The funds  delivered to the Escrow  Agent by the Buyer at the Closing  shall be held as follows: (i) $1,026,000 as the "Indemnity Holdback Amount" and (ii)
     $7,524,000 as the "Initial Purchase Amount".  The Indemnity Holdback Amount
     shall be held by the Escrow Agent  exclusively  for the purpose of securing
     Buyer indemnity  claims pursuant to Article VII hereof.  Subject to Section
     2.6 and the terms and  conditions  of the  Escrow  Agreement,  the  Initial
     Purchase Amount,  less the Repurchase  Amount,  shall be distributed by the
     Escrow Agent to or to the account of the Shareholders pro rata as described in Section 2.2 as  promptly  as is  reasonably  practicable  following  the satisfaction,  or waiver  by the  Buyer,  of all  conditions  specified  in
     Article VI (the date of such  distribution,  the "Distribution  Date"), and concurrently  therewith  the  Repurchase  Amount  shall be delivered by the
     Escrow Agent to the Buyer.  The Indemnity  Holdback Amount shall be held by the  Escrow  Agent  pursuant  to the terms  and  conditions  of the  Escrow
     Agreement and Section 7.8 below.

2.4  The Closing. The closing of the transactions contemplated by this Agreement
     (the "Closing")  shall take place at the offices of the Target in Edmonton,
     Alberta, commencing as of 5:00 a.m. local time on the Closing Date.

2.5  Deliveries.

     (a)  At the Closing, the Sellers will deliver, or cause to be delivered, to the Buyer:

          (i)  stock  certificates  representing  the Target  Shares held by the
               Sellers,  endorsed  in  blank  or  accompanied  by duly  executed assignment documents;

          (ii) copies of this  Agreement  and the Escrow  Agreement  executed by each of the  Sellers  and,  in the  case of this  Agreement,  the
               Target;

          (iii)an opinion of McCuaig  Desrochers  LLP,  counsel to the  Sellers, dated as of the Closing Date,  in form and  substance  reasonably satisfactory to Buyer,  covering the matters specified in Exhibit
               C attached hereto;

          (iv) the resignations,  effective as of the Closing,  of each director and officer of the Target and its Subsidiary;

          (v)  a form of notice to the Internal  Revenue  Service in  accordance
               with   the   requirements   of   Treasury    Regulation   Section
               1.897-2(h)(2) and in form and substance reasonably  acceptable to the  Buyer  along  with  written  authorization  for the Buyer to deliver  such  notice  form to the  Internal  Revenue  Service on behalf of the Target upon Closing

          (vi) a certificate signed by the Sellers'  Representatives setting for the aggregate  amount paid by the Target to  repurchase,  redeem, terminate  or  otherwise  acquire  Target  Shares and  options or rights to acquire Target Shares in Permitted  Transactions  after the Most Recent  Fiscal Month End and prior to the Closing  Date;
               and
                                       8

          (vii)such other  certificates  and  instruments as shall be reasonably required to vest in Buyer title in and to the Target  Shares held by the Sellers in accordance with the provisions hereof.

     (b)  As soon as  possible on or after the Closing  Date,  the Sellers  will deliver, or cause to be delivered, to the Buyer:

          (i)  stock  certificates  representing  the Target  Shares held by the
               Other  Shareholders,  endorsed  in blank or  accompanied  by duly executed assignment documents;

          (ii) Other Shareholder  Representation Statements in the form attached hereto  as  Exhibit  B,  duly  executed  by  each  of  the  Other
               Shareholders;

          (iii)a  clearance  certificate  or  similar  document(s)  that  may be
               required  or  reasonably   necessary  by  any  taxing  authority,
               including the Canadian  taxing  authorities as set out in Section
               2.7, in order to relieve the Buyer of any  obligation to withhold any portion of the  Purchase  Price  payable to any  Shareholders that are not residents of Canada, and if the certificate that may be  required  or  reasonably  necessary  by the  Canadian  taxing authorities as set out in Section 2.7 is not available in respect of any such Shareholders, the remaining provisions of Section 2.7 dealing with the Buyer's  entitlement to withhold the appropriate portion of the Purchase Price payable to such Shareholders  shall apply pending receipt of such certificate or similar document(s);

          (iv) such other  certificates  and  instruments as shall be reasonably required to vest in Buyer title in and to the Target  Shares held by the  Other  Shareholders  in  accordance  with the  provisions hereof;

          (v)  a certificate  executed by each of the Sellers  stating that: (A)
               the Permitted  Transactions  have been  completed;  (B) no Target
               Shares are  outstanding  other than Target  Shares that have been legally  and  validly  transferred  to the  Buyer;  and  (C)  all outstanding  stock  options,  warrants or other rights to acquire shares of the capital  stock of the Target have been  terminated;
               and

          (vi) an opinion of McCuaig Desrochers LLP, counsel to the Sellers,  in form and substance reasonably satisfactory to Buyer, covering the matters  specified  in Exhibit C attached  hereto with respect to the Other Shareholders.

     (c)  At the Closing, the Sellers will deliver to the Escrow Agent copies of this  Agreement  and  the  Escrow  Agreement  executed  by each of the
          Sellers and, in the case of this Agreement, the Target.

     (d)  At the Closing, the Buyer will deliver to the Escrow Agent:

          (i)  the cash amount specified in Section 2.2 above; and

          (ii) copies of this Agreement and the Escrow Agreement executed by the
               Buyer and, in the case of this Agreement, the Parent;

     (e)  At the Closing, the Buyer will deliver to the Sellers:

          (i)  evidence  of the  payment to the Escrow  Agent of the cash amount specified in Section 2.2 above;

          (ii) copies of this Agreement and the Escrow Agreement executed by the
               Buyer  and,  in the  case of this  Agreement,  the  Parent  (also executed by the Escrow Agreement); and

          (iii)opinions of Latham and Watkins LLP, Bennett Jones LLP and Stewart
               McKelvie  Stirling  Scales,  counsel  to the Buyer and the Parent dated as of the Closing Date,  in form and  substance  reasonably satisfactory  to the Sellers'  Representatives  covering  matters listed on Exhibit D attached hereto;

     (f)  On or prior to the  Distribution  Date,  the Buyer will deliver to the
          Sellers evidence of payment of the amounts due under Section 5.5.

     (g)  Form of  Instruments.  To the extent that a form of any document to be delivered  hereunder  is not  attached as an exhibit,  such  documents shall be in form and substance, and shall be executed and delivered in a manner,  mutually  satisfactory to the Sellers'  Representatives and the Buyer.

2.6  Post-Closing Adjustment.

     (a)  Closing Balance Sheet.   Within  sixty  (60)  Business  Days after the
          Closing  Date,  the Buyer shall  prepare and  deliver,  or cause to be prepared and delivered,  to the Sellers (i) an unaudited  consolidated balance sheet of the Target and its Subsidiary  dated the Closing Date
          (the  "Closing  Balance  Sheet"),   and  (ii)  a  reasonably  detailed
          calculation of the Adjustment  Amount. The Closing Balance Sheet shall be prepared by the Buyer's personnel in accordance with Canadian GAAP, as applied in preparation of the Most Recent Balance Sheet.

     (b)  Adjustment Amount.  The "Adjustment  Amount" shall be the amount equal to the amount by which the sum of (i) the  consolidated  stockholders'
          equity of the Target and its  Subsidiary  as set forth on the  Closing
          Balance Sheet,  determined in accordance with Canadian GAAP as applied in  preparation  of the Most Recent  Balance  Sheet  (including  being prepared  on the basis that the Target  will  continue to operate as a going concern and unaffected by a change of control) and consistent in all  material  respects  with the  Books  and  Records,  plus (ii) the amount,  if any,  reflected on the Closing Balance Sheet as an account payable  in  respect  of the  fee  payable  to  PriceWaterhouseCoopers
          Securities Inc.  referred to in Section 3.1(d),  plus (iii) CAD$80,000 representing the amount of brokers fees paid to PriceWaterhouseCoopers
          Securities  Inc. in 2002,  plus (iv) an amount equal to the  aggregate amount of  severance  obligations  incurred  at the  direction  of and approved in writing by the Buyer and reflected in the Closing  Balance
          Sheet,  plus (v) an amount  equal to such  portion  of the  Repurchase
          Amount as is paid by the Target  prior to or on the Closing Date or is reflected  as a liability  in the  Closing  Balance  Sheet,  less (vi)
          CAD$950,000, either (A) exceeds CAD$400,000 (if such sum is a positive number) or (B) is less than  (-CAD$400,000) (if such sum is a negative number).  The  Purchase  Price  shall be  adjusted  by the  Adjustment
          Amount, which adjustment shall be accomplished as follows:

          (i)  If the  Adjustment  Amount is a positive  number,  then the Buyer shall pay to the  Shareholders  an aggregate  amount equal to the
               Adjustment Amount;  provided, that if the Adjustment Amount is to be paid by Buyer prior to the  Distribution  Date, the Adjustment
               Amount shall be deemed to be an increase to the Initial  Purchase
               Amount,  and the Buyer shall deliver the Adjustment Amount to the
               Escrow  Agent to be held and  distributed  as part of the Initial
               Purchase Amount.

          (ii) If  the  Adjustment  Amount  is  a  negative  number,   then  the
               Shareholders  shall  pay to the  Buyer  an  amount  equal  to the
               Adjustment  Amount provided,  that if the Adjustment Amount is to be paid by the Shareholders  prior to the Distribution  Date, the
               Buyer shall be entitled to be paid the  Adjustment  Amount out of escrow as a reduction of the Initial  Purchase Amount held by the
               Escrow Agent.

     (c)  Disputed  Adjustment  Amount.  If the Requisite Sellers shall disagree
          with  the   Adjustment   Amount,   they  shall   notify  the  Sellers'
          Representatives  of such  disagreement,  and Sellers'  Representatives shall notify the Buyer of such  disagreement in writing  specifying in detail  the  particulars  of  such  disagreement  within  twenty  (20)
          Business Days after the Sellers' receipt of the Closing Balance Sheet.
          To the  extent  that any  portion of the  Adjustment  Amount is not in dispute, within twenty (20) Business Days after receipt of the Closing
          Balance Sheet by the Sellers' Representatives, the Buyer shall pay the
          Shareholders or the Shareholders  shall pay the Buyer, as the case may be, that portion of the  Adjustment  Amount which is not in dispute in the manner set forth in Section 2.6(b).

     (d)  Resolution of Disputed  Adjustment  Amount.  The Buyer and the Sellers
          shall use their best efforts for a period of thirty (30) calendar days after the Sellers'  Representatives'  delivery of such notice (or such longer  period  as the Buyer and the  Sellers'  Representatives  shall mutually  agree  upon) to  resolve  any  disagreements  raised  by the
          Sellers with respect to the calculation of the Adjustment  Amount. If, at the end of such period, the Buyer and the Sellers'  Representatives are unable to resolve such  disagreements,  then the issues in dispute shall be submitted to Ernst and Young, LLP, Chartered  Accountants  at
          their Edmonton office, or such other firm of Chartered  Accountants as
          the   Buyer  and  the   Sellers'   Representatives   may  agree   (the
          "Accountant"),  for resolution.  The  determination by the Accountants shall be final,  binding and conclusive on the parties.  The Buyer and the Sellers' Representatives shall use their best efforts to cause the
          Accountant to make its determination  within thirty (30) calendar days of accepting its  selection.  Within  fifteen (15) calendar days after the date of such determination by the Accountants, the Buyer shall pay the  Shareholders,  or the Shareholders  shall pay the Buyers,  as the case may be, the Adjustment  Amount in the manner set forth in Section
          2.6(b).  The fees and expenses of the Accountant shall be borne by the
          Buyer and the Sellers equally.

     (e)  Payment of  Adjustment  Amount.  All payments made by the Buyer or the
          Shareholders  as part of the  Adjustment  Amount shall be made by wire transfer of immediately  available  funds to an account  designated by the payee.  All such payments  shall be made in U.S.  dollars based on the  closing  exchange  rate  published  by the Bank of Canada for the
          Closing Date. Any payments to be made to the  Shareholders  under this
          Section 2.6 shall be made to each  Shareholder  pro-rata  according to the  proportion  of  the  Purchase  Price  to  be  allocated  to  such
          Shareholder  pursuant to Section  2.2. The Sellers as a group shall be jointly and severally  liable with the Other  Shareholders as a group, and the Other  Shareholders  shall be jointly and severally  liable as between themselves,  for any amounts to be paid by the Shareholders to the Buyer  under this  Section  2.6.  The Buyer  shall be  entitled to withhold  and  set  off  against  any  and  all  amounts  due  to  the
          Shareholders  under this Agreement,  including any amounts held by the
          Escrow Agent pursuant to the Escrow Agreement,  any amounts due to the
          Buyer under this Section 2.6.

2.7  Clearance Certificates in Respect of Non-Resident Shareholders.

     (a)  In respect of any  Shareholder  which is not a resident  of Canada for the purposes of the Income Tax Act (Canada),  such  Shareholder  shall take all  reasonable  steps to deliver or cause to be delivered to the
          Buyer at or prior to the Distribution Date a certificate issued by the
          Canadian Minister of National Revenue pursuant to subsection 116(2) of the Income Tax Act (Canada) (a "Section 116  Certificate")  in respect
          of  the  sale  of  the  Target  Shares  by  such  Shareholder,   which
          certificate shall fix a "certificate  limit" (as defined in subsection
          116(2)  of the  Income  Tax Act  (Canada))  that is not less  than the amount  of  the  Canadian  dollar  equivalent  of the  Purchase  Price allocated to such Target Shares at the time of Closing.

     (b)  If any such  Shareholder  does not deliver or cause to be  delivered a
          Section 116 Certificate  containing a certificate limit as required by
          Section  2.7(a)  to the Buyer on or prior to the  earlier  to occur of
          Distribution Date and the 30th day after the end of the month in which the Closing  occurs,  the Buyer shall be entitled to withhold from the
          Purchase Price paid by the Buyer on the Distribution Date such portion of the Initial  Purchase Amount as is then necessary to obtain,  after conversion  of such  portion,  Canadian  dollars  equal  to 25% of the
          Canadian  equivalent of the Purchase Price allocated to the applicable
          Target Shares (the "Withheld  Amount").  Any Withheld  Amount shall be converted  to  Canadian  dollars as of such date and  withheld  by the
          Escrow Agent from the Initial  Purchase Amount pending the delivery to the Buyer of a Section 116 Certificate  with a certificate  limit that is not less than the Canadian dollar  equivalent of the Purchase Price allocated to the applicable  Target Shares or a certificate  issued by the  Canadian  Minister of  National  Revenue  pursuant to  subsection
          116(4) of the  Income Tax Act  (Canada),  all in  accordance  with the following terms and conditions:

          (i)  the  Canadian  dollar  equivalent  of the  Purchase  Price of the applicable  Target Shares on the Closing Date shall be determined using the closing  exchange rate quoted by the Bank of Canada for the Closing Date;

          (ii) the  Withheld  Amount  shall be held in trust by the Escrow Agent
               pursuant  to  the  Escrow   Agreement  for  the  benefit  of  the
               applicable   Shareholder  and  the  Buyer  for  payment  to  such
               Shareholder  and the  Receiver  General for Canada,  as described below;

          (iii)promptly upon the applicable  Shareholder providing a copy to the
               Buyer  of a  Section  116  Certificate  or a  certificate  issued pursuant to subsection 116(4) of the Income Tax Act (Canada),  in either case  satisfactory to the Buyer (acting  reasonably),  the full  amount of the  Withheld  Amount held in trust by the Escrow
               Agent  (including any interest  earned on the funds held in trust less any Canadian withholding tax on such interest) shall be paid to such Shareholder;

          (iv) if a Section 116 Certificate or a certificate  issued pursuant to subsection  116(4) of the  Income Tax Act  (Canada)  has not been provided  to the Buyer as set out in  paragraph  (a) on or before the 30th day  after  the end of the  month in which  the  Closing occurs,  the Escrow Agent shall remit the full Withheld Amount to the Receiver  General for Canada in  satisfaction  of the Buyer's withholding  tax  liability  in  respect of the  purchase  of the
               Target  Shares  from  the  applicable   Shareholder  pursuant  to
               subsection  116(5) of the Income Tax Act  (Canada),  unless  such
               Shareholder  provides evidence  satisfactory to the Buyer (acting reasonably)  that the Canadian  Minister of National  Revenue has instructed  that the funds not be remitted at such time, in which case the funds held by the Escrow Agent shall continue to be held in trust and the provisions of this Section 2.7(b) shall continue to apply thereafter as if the reference to the 30th day after the end of the  month in which  the  Closing  occurs  were  instead a reference  to  the  new  date  set by the  Canadian  Minister  of
               National  Revenue  as the  date  for the  remittance  or the date remittance is otherwise required;

          (v)  any  excess  funds  held  by  the  Escrow  Agent   following  any
               remittance  under  paragraph  (v)  (which  would,  in this  case, consist  of the  interest  earned on the funds held in trust less any Canadian  withholding  tax on such interest) shall be paid to the applicable Shareholder;

          (vi) if the certificate limit in any Section 116 Certificate  provided to the Buyer is less than the Canadian  dollar  equivalent of the
               Purchase  Price of the  applicable  Target Shares as  established under  paragraph  (i)  or if a  certificate  issued  pursuant  to subsection  116(4)  of  the  Income  Tax  Act  (Canada)  has  not
               otherwise been provided to the Buyer which is satisfactory to the
               Buyer  (acting  reasonably),  the Escrow Agent shall remit 25% of the difference  between such excess Purchase Price amount and the certificate  limit shown in the Section  116  Certificate  or the amount shown in the  certificate  issued  pursuant to  subsection
               116(4) of the Income Tax Act (Canada) to the Receiver General for
               Canada,  as the  case  may be,  in  satisfaction  of the  Buyer's withholding  tax  liability  in respect of the  purchase  of such
               Target  Shares  pursuant  to  subsection  116(5) of the  Canadian
               Income  Tax,  and any  excess  funds  held by BJ  following  such remittance  (including  any interest  earned on the funds held in trust less any Canadian  withholding  tax on such interest) shall be paid to the applicable Shareholder;

          (vii)the funds held by the Escrow  Agent  pursuant to this Section 2.7 shall be invested in an interest bearing  account,  with any such interest to accrue for the benefit of the applicable Shareholder;
               and

          (viii) if requested by any  applicable  Shareholder,  the Escrow Agent will pay all or any portion of the Withheld Amount  applicable to such  Shareholder  to the  Receiver  General  for Canada  against delivery of a Section 116  Certificate  or a  certificate  issued pursuant to subsection 116(4) of the Income Tax Act (Canada).

     (c)  In the event of any upward adjustment in the Purchase Price payable to any  Shareholders  who are not residents of Canada for the purposes of the Income Tax Act (Canada),  including any adjustment in the Purchase

          Price under  Section  2.6,  the  provisions  of this Section 2.7 shall apply  to any  such  additional  payments  made by the  Buyer  to such
          Shareholders.

2.8  Withholding Rights.  Except as otherwise provided in Section 2.7, the Buyer shall be entitled to deduct and withhold from the  consideration  otherwise payable  pursuant to this  Agreement  to any  Shareholder  in exchange  for
     Target  Shares such amounts as the Buyer is required to deduct and withhold with respect to the making of such payment  under the Code or any provision of state, local or foreign tax law. Except as otherwise provided in Section
     2.7,  to the  extent  that  amounts  are so  withheld  and paid over to the appropriate  taxing authority by the Buyer,  such withheld amounts shall be treated  for all  purposes  of this  Agreement  as having  been paid to the
     Shareholder  in  exchange  for  Target  Shares  in  respect  of which  such deduction and withholding was made by the Buyer.

2.9  Completion  of  Permitted  Transactions.  In  order to  complete  Permitted
     Transactions  on or after the Closing Date, upon delivery to the Buyer of a certificate signed by the Sellers' Representatives specifying:

     (i)  the name of the shareholder whose shares are being repurchased;

     (ii) the amount and type of shares being repurchased;

     (iii)the  amount  of  purchase  price to be paid,  which  amount  shall not exceed the amount specified on Schedule 2.2 as of the Closing Date;

     (iv) instructions  as to  delivery  of payment of the amount  specified  in
          (iii);

     (v)  that the  repurchase is being made in  accordance  with the terms of a
          Permitted  Transaction and whether the shareholder has delivered stock certificates,  and valid instruments of transfer to McCuaig Desrochers
          LLP; and

     (vi) a direction to the Escrow Agent to immediately  pay to or to the order of the Buyer an amount equal to the amount  specified in (iii),  which amount shall be deemed to be part of the Repurchase Amount;

then the Buyer shall,  within five (5) days thereafter,  pay or cause to be paid the amount specified in (iii) as instructed in (iv) on behalf of the Target.  If the Buyer  shall fail to perform  its  obligations  under this  Section 2.9 with respect to any Target Shares, the Sellers shall be relieved of the obligation to deliver  the  certification  and legal  opinion  required  under  2.5(b)(v)  and
2.5(b)(vi) solely to the extent that such certification and opinion apply to the repurchase of such Target Shares.

                                  ARTICLE III
           REPRESENTATIONS AND WARRANTIES CONCERNING THE TRANSACTIONS

3.1  Representations  and  Warranties  of  the  Sellers.  Each  of  the  Sellers
     represents and warrants to the Buyer that the statements  contained in this
     Section 3.1 are correct and complete as of the Closing Date with respect to himself or  itself,  except as set forth in the  Seller  Disclosure  Letter delivered  by such  Seller  to the  Buyer  prior to the  execution  of this
     Agreement (each a "Seller Disclosure Letter").

     (a)  Organization  of Certain  Sellers.  If the  Seller is an  entity,  the
          Seller is duly organized, validly existing, and in good standing under the laws of the jurisdiction of its organization.

     (b)  Authorization of Transaction.  The Seller has full power and authority
          (including, if the Seller is an entity, full corporate, partnership or limited  liability company power and authority) to execute and deliver this Agreement and to perform his or its obligations  hereunder.  This
          Agreement  constitutes the valid and legally binding obligation of the
          Seller,  enforceable in accordance with its terms and conditions.  The
          Seller  need not give any notice to, make any filing  with,  or obtain
          any  authorization,   consent,   or  approval  of  any  government  or
          governmental   agency  in  order  to   consummate   the   transactions
          contemplated by this Agreement.

     (c)  Noncontravention.  Neither  the  execution  and the  delivery  of this
          Agreement,  nor  the  consummation  of the  transactions  contemplated hereby, will (A) violate any constitution,  statute, regulation, rule,
          injunction,   judgment,   order,  decree,  ruling,  charge,  or  other
          restriction of any Governmental  Entity to which the Seller is subject or, if the Seller is an entity,  any  provision of its  Organizational
          Documents or (B) conflict  with,  result in a breach of,  constitute a default under,  result in the acceleration of, create in any party the right to  accelerate,  terminate,  modify,  or cancel,  or require any notice under any agreement,  contract, lease, license,  instrument, or other  arrangement to which the Seller is a party or by which he or it is bound or to which any of his or its assets is subject.

     (d)  Brokers' Fees.  Neither the Target, its Subsidiary nor any Shareholder
          has any Liability or obligation to pay any fees or  commissions to any broker, finder, or agent with respect to the transactions contemplated by  this  Agreement  for  which  the  Buyer  could  become  liable  or
          obligated,   other   than   a   fee   payable   by   the   Target   to
          PriceWaterhouseCoopers  Securities  Inc. in the amount of  CAD$236,350 pursuant  to that  certain  letter  agreement  dated March 6, 2002 (it being understood that the Target prepaid  CAD$80,000 in respect of the fee of  $316,350  due to  PriceWaterhouseCoopers  Securities  Inc.  in
          respect of this transaction).

     (e)  Target Shares.  The Seller holds of record and owns  beneficially  the number of Target  Shares  set forth next to his or its name in Section
          4.2  of  the  Target  Disclosure   Letter,   free  and  clear  of  any
          restrictions  on  transfer  (other  than any  restrictions  under  the
          Securities  Act and  state and  provincial  securities  laws),  Taxes,
          Encumbrances,   options,   warrants,   purchase   rights,   contracts,
          commitments,  equities, claims, Liabilities and demands. The Seller is not a party to any option, warrant,  purchase right, or other contract or  commitment  that could  require the Seller to sell,  transfer,  or otherwise  dispose of any capital stock of the Target (other than this
          Agreement).  The Seller is not a party to any voting trust,  proxy, or other  agreement  or  understanding  with respect to the voting of any capital stock of the Target.

     (f)  Residency. To the Knowledge of the Seller, no Shareholder,  other than
          Christopher  J.  Church and Fred  Heilbronner,  is a  non-resident  of
          Canada within the meaning of the Income Tax Act (Canada).

3.2  Representations  and  Warranties  of the Buyer.  The Buyer  represents  and warrants to the Sellers that the  statements  contained in this Section 3.2 are correct and complete as of the Closing Date, except as set forth in the
     Buyer Disclosure  Letter delivered by the Buyer to the Sellers prior to the execution of this Agreement (the "Buyer Disclosure Letter").

     (a)  Organization of the Buyer and the Parent.  The Buyer is a company duly organized,  validly  existing,  and in good standing under the laws of the  Province  of  Nova  Scotia.  The  Parent  is a  corporation  duly incorporated, validly existing, and in good standing under the laws of the State of Delaware.

     (b)  Authorization of Transaction. The Buyer and the Parent have full power and  authority  (including  full  corporate  power and  authority)  to execute and deliver this  Agreement and to perform  their  obligations hereunder.  This Agreement  constitutes  the valid and legally binding obligation of the Buyer and the Parent, enforceable in accordance with its terms and  conditions.  Neither the Buyer nor the Parent need give any notice  to,  make any filing  with,  or obtain any  authorization, consent, or approval of any government or governmental agency in order to consummate the transactions contemplated by this Agreement.

     (c)  Noncontravention.  Neither  the  execution  and the  delivery  of this
          Agreement,  nor  the  consummation  of the  transactions  contemplated hereby, will (A) violate any constitution,  statute, regulation, rule,
          injunction,   judgment,   order,  decree,  ruling,  charge,  or  other
          restriction  of any  Governmental  Entity  to which  the  Buyer or the
          Parent is subject or any provision of their respective  Organizational
          Documents or (B) conflict  with,  result in a breach of,  constitute a default under,  result in the acceleration of, create in any party the right to  accelerate,  terminate,  modify,  or cancel,  or require any notice under any agreement,  contract, lease, license,  instrument, or other  arrangement  to which the Buyer or the  Parent is a party or by which  either  of them is  bound or to which  any of their  assets  is subject.

     (d)  Brokers'  Fees.  Neither the Buyer nor the Parent has any Liability or
          obligation to pay any fees or  commissions to any broker,  finder,  or agent with respect to the transactions  contemplated by this Agreement for which any Seller could become liable or obligated.

     (e)  Investment.  The Buyer is not  acquiring the Target Shares with a view to or for sale in connection with any distribution  thereof within the meaning of the Securities Act.

     (f)  Availability of Funds.  At the Closing,  the Buyer will have available adequate cash to pay the Purchase Price.

                                   ARTICLE IV
     REPRESENTATIONS AND WARRANTIES CONCERNING THE TARGET AND ITS SUBSIDIARY

     The  Sellers  represent  and  warrant  to the  Buyer  that  the  statements contained in this  Article IV are correct and  complete as of the Closing  Date, except as set forth in the Target  disclosure letter delivered by the Sellers to the Buyer prior to the execution of this  Agreement and initialed by the Parties

(the "Target Disclosure Letter").  Nothing in the Target Disclosure Letter shall be deemed adequate to disclose an exception to a representation or warranty made herein,  however,  unless the Target  Disclosure Letter identifies the exception with  reasonable  particularity  and describes the relevant  facts in reasonable detail.  Without limiting the generality of the foregoing,  the mere listing (or inclusion of a copy) of a document or other item shall not be deemed adequate to disclose an exception to a  representation  or warranty made herein  (unless the representation or warranty has to do with the existence of the document or other item itself).

4.1  Organization,  Qualification,  and Corporate Power.  Each of the Target and
     its Subsidiary is a corporation duly organized,  validly  existing,  and in good  standing  or, in the case of the Target,  not in the process of being dissolved, under the laws of the jurisdiction of its incorporation. Each of the Target and its Subsidiary is duly authorized to conduct business and is
     in  good  standing  under  the  laws  of  each   jurisdiction   where  such
     qualification is required, all of which jurisdictions are listed on Section
     4.1 of the Target Disclosure Letter.  Each of the Target and its Subsidiary
     has full  corporate  power and  authority and all  licenses,  permits,  and authorizations  necessary to carry on the businesses in which it is engaged and to own and use the properties owned and used by it. The Target has full corporate  power and authority to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement constitutes the valid and legally binding obligation of the Target, enforceable against the Target in accordance  with  its  terms  and  conditions.  Section  4.1 of the  Target
     Disclosure  Letter lists the  directors  and officers of each of the Target and its  Subsidiary.  The Sellers have  delivered to the Buyer  correct and complete copies of the  Organizational  Documents of each of the Target and its Subsidiary (as amended to date).  The Corporate  Records of each of the
     Target and its Subsidiary are correct and substantially  complete.  Neither the Target nor its  Subsidiary  is in default  under or in violation of any provision of its Organizational Documents.

4.2  Capitalization.  The entire authorized capital stock of the Target consists of: (i) an  unlimited  number of Class A Common  Shares,  no par value,  of which 5,663,635 shares are issued and outstanding; (ii) an unlimited number of Class B Common  Shares,  no par  value,  of which  7,724,747  shares are issued and outstanding;  and (iii) 1,400,000 Class C Preferred  Shares,  no
     par value, all of which are issued and  outstanding.  All of the issued and outstanding  Target Shares have been duly  authorized,  are validly issued, fully paid, and nonassessable, and are held of record and, to the Knowledge of the  Sellers  and  the  officers  and  directors  of the  Target,  owned beneficially  by the respective  holders as set forth in Section 4.2 of the
     Target  Disclosure  Letter  (which  Section  4.2  shall be  updated  by the
     Sellers'  Representatives  and  delivered  to the  Buyer on or  before  the
     Business Day  immediately  preceding the  Distribution  Date to reflect any changes in ownership of the Target Shares  between the Closing Date and the
     Distribution  Date),  free and clear of any restrictions on transfer (other than any  restrictions  under the  Securities  Act and state and provincial securities laws), Taxes, Encumbrances,  options, warrants, purchase rights, contracts,  commitments,  equities,  claims, Liabilities and demands. There are no  outstanding  or  authorized  options,  warrants,  purchase  rights, subscription rights, conversion rights, exchange rights, or other contracts or commitments  that could require the Target to issue,  sell, or otherwise cause to become  outstanding  any of its  capital  stock.  The  Target  has validly repurchased all stock options that were outstanding as of March 31,
     2003 through completed Permitted Transactions.  There are no outstanding or authorized stock  appreciation,  phantom stock,  profit  participation,  or similar  rights  with  respect to the Target.  There are no voting  trusts, proxies,  or other agreements or understandings  with respect to the voting of the capital stock of the Target. The Sellers and the Target collectively have the power,  authority and unconditional  right to acquire or terminate all  Target  Shares  not  owned  by the  Sellers  as of the  date  of  this
     Agreement,  without  the  consent  or  cooperation  of  any  other  Person, including  the other  holders of such Target  Shares as of the date of this
     Agreement. The Sellers and the Target have exercised all rights the Sellers or the Target  have to  acquire or  terminate  all  Target  Shares  held by
     Persons  other than the  Shareholders,  and no such Target  Shares shall be outstanding upon completion of the Permitted Transactions,  which Permitted
     Transactions  shall be  completed on or prior to the  ninetieth  (90th) day after the Closing Date, other than Target Shares that have been legally and validly transferred to the Buyer.

4.3  Noncontravention. Neither the execution and the delivery of this Agreement, nor the  consummation of the  transactions  contemplated  hereby,  will (i)
     violate any Laws to which any of the Target and its  Subsidiary  is subject or any  provision  of the  Organizational  Documents  of the Target and its
     Subsidiary  or (ii)  conflict  with,  result in a breach of,  constitute  a default under, result in the acceleration of, create in any party the right to accelerate,  terminate,  modify,  or cancel, or require any notice under any agreement,  contract, lease, license,  instrument, or other arrangement to which the Target or its Subsidiary is a party or by which it is bound or to which any of its assets is subject (or result in the  imposition  of any
     Encumbrance, claim or Liability upon any of its assets). Neither the Target nor its  Subsidiary  needs to give any notice to, make any filing with,  or obtain any Permit, authorization,  consent, or approval of any Governmental
     Entity  or  other  Person  in  order  for the  Parties  to  consummate  the transactions contemplated by this Agreement, including pursuant to the ICA.

4.4  Brokers'  Fees.  Except  for  the  fee  payable  to  PriceWaterhouseCoopers referred to in Section  3.1(d),  neither the Target nor its  Subsidiary has any Liability or obligation to pay any fees or  commissions  to any broker, finder,  or agent with  respect to the  transactions  contemplated  by this
     Agreement.

4.5  Title to Assets.  The Target and its  Subsidiary  have good and  marketable title to, or a valid leasehold  interest in, the properties and assets used by them,  and  identified in Section 4.5 of the Target  Disclosure  Letter, free and clear of all Encumbrances claims and Liabilities.

4.6  Subsidiaries.  The Target has no Subsidiaries  other than Shana Corporation
     U.S.A.,  Inc. All of the issued and outstanding  shares of capital stock of the  Subsidiary  of the Target  have been duly  authorized  and are validly issued, fully paid, and nonassessable.  The Target holds of record and owns beneficially all of the outstanding shares of the Subsidiary of the Target, free and clear of any  restrictions  on transfer  (other than  restrictions under the Securities Act and state and provincial  securities laws), Taxes,
     Encumbrances,  options, warrants, purchase rights, contracts,  commitments,
     equities,   claims,   Liabilities   and  demands,   other  than   Permitted
     Encumbrances.  There are no  outstanding or authorized  options,  warrants, purchase rights,  subscription rights,  conversion rights, exchange rights, or other  contracts or  commitments  that could require the Target to sell, transfer,  or otherwise  dispose of any capital stock of its  Subsidiary or that  could  require  the  Subsidiary  of the  Target  to issue,  sell,  or otherwise cause to become  outstanding any of its own capital stock.  There are no outstanding stock appreciation, phantom stock, profit participation, or similar rights with respect to the  Subsidiary of the Target.  There are no voting  trusts,  proxies,  or other  agreements or  understandings  with respect to the voting of any capital stock of any Subsidiary of the Target.

     Neither the Target nor its  Subsidiary  controls  directly or indirectly or has  any  direct  or  indirect  equity  participation  in any  corporation, partnership,  trust, or other business association that is not a Subsidiary of the Target.

4.7  Financial  Statements.  Included  as Section  4.7 of the Target  Disclosure
     Letter are the following financial statements  (collectively the "Financial
     Statements"):

Year ended       Entity                           Statements                                      .
July 31, 2002    Shana Corporation Consolidated   Audited - Balance Sheet, statements of income,
                                                  retained earnings and cash flow
July 31, 2002    Shana Corporation                Unaudited - Balance Sheet, statements of income,
                 Non Consolidated                 and retained earnings
July 31, 2002    Shana Corporation, USA           Unaudited - Balance Sheet, statements of income,
                                                  and retained earnings
July 31, 2001    Shana Corporation Consolidated   Audited - Balance Sheet, statements of income,
                                                  retained earnings and cash flow
July 31, 2001    Shana Corporation                Unaudited - Balance Sheet, statements of income,
                 Non Consolidated                 and retained earnings
July 31, 2001    Shana Corporation, USA           Unaudited - Balance Sheet, statements of income,
                                                  and retained earnings
July 31, 2001    Blackstone Multimedia            Unaudited - Balance Sheet, statements of income,
                 Corporation                      retained earnings and cash flow
July 31, 2000    Shana Corporation Consolidated   Unaudited - Balance Sheet, statements of income,
                                                  retained earnings and cash flow
July 31, 2000    Shana Corporation                Audited - Balance Sheet, statements of income,
                                                  retained earnings and cash flow
July 31, 2000    Shana Corporation, LLC           Unaudited - Balance Sheet, statements of income,
                                                  and retained earnings
July 31, 2000    Blackstone Multimedia            Unaudited - Balance Sheet, statements of income,
                 Corporation                      retained earnings and cash flow
July 31, 1999    Shana Corporation Consolidated   Unaudited - Balance Sheet, statements of income,
                                                  retained earnings and cash flow
July 31, 1999    Shana Corporation                Audited - Balance Sheet, statements of income,
                 Non Consolidated                 retained earnings and cash flow
July 31, 1999    Shana Corporation, LLC           Unaudited - Balance Sheet, statements of income,
                                                  and retained earnings
July 31, 1999    Blackstone Multimedia            Unaudited - Balance Sheet, statements of income,
                 Corporation                      retained earnings and cash flow
July 31, 1998    Shana Corporation                Audited - Balance Sheet, statements of income,
                 Non Consolidated                 retained earnings and cash flow
July 31, 1998    Blackstone Multimedia            Unaudited - Balance Sheet, statements of income,
                 Corporation                      retained earnings and cash flow
                 Non Consolidated                                                                 .

together  with  unaudited  consolidated  and  consolidating  balance  sheets and statements  of  income,  retained  earnings,  and cash  flow (the  "Most  Recent
Financial  Statements")  as of and for the seven (7) months  ended  February 28,
2003 (the "Most Recent Fiscal Month End") for the Target and its Subsidiary. The
Financial  Statements  (including  the  notes  thereto)  have been  prepared  in accordance  with  Canadian  GAAP applied on a consistent  basis  throughout  the periods covered  thereby,  present fairly the financial  condition of the Target and its  Subsidiary as of such dates and the results of operations of the Target and  its  Subsidiary  for  such  periods,  are  correct  and  complete,  and are consistent  with the Books and Records of the Target and its  Subsidiary  (which
Books and Records are correct and complete);  provided,  however,  that the Most
Recent Financial  Statements are subject to normal year-end  adjustments  (which adjustments will not exceed CAD$200,000 in the aggregate) and lack footnotes and other presentation items.

4.8  Events  Subsequent  to Most Recent  Fiscal Year End.  Since the Most Recent
     Fiscal  Year End,  there has not been any  material  adverse  change in the business, financial condition, operations, results of operations, or future prospects of the Target or its Subsidiary.  Without limiting the generality of the  foregoing,  since that date,  except as set forth on Section 4.8 of the Target Disclosure Letter:

     (a)  neither  the Target nor its  Subsidiary  has sold,  leased,  licensed, transferred,  or assigned any of its assets,  tangible or  intangible, either  involving more than $10,000 singly or $50,000 in the aggregate or other  than for a fair  consideration  in the  Ordinary  Course  of
          Business;

     (b)  neither the Target nor its  Subsidiary has entered into any agreement,
          contract,   lease,  or  license  (or  series  of  related  agreements, contracts,  leases,  and licenses)  either involving more than $10,000 singly or $50,000 in the  aggregate or outside the Ordinary  Course of
          Business;

     (c)  no  party  (including  any of  the  Target  and  its  Subsidiary)  has
          accelerated,   terminated,   modified,  or  cancelled  any  agreement,
          contract,   lease,  or  license  (or  series  of  related  agreements, contracts,  leases, and licenses) involving more than $10,000 to which the Target or its  Subsidiary is a party or by which either of them is bound or outside the Ordinary Course of Business;

     (d)  neither the Target nor its  Subsidiary  has  imposed or  suffered  any
          Encumbrance upon any of its assets, tangible or intangible, other than the Permitted Encumbrances;

     (e)  neither the Target nor its Subsidiary has made any capital expenditure
          (or series of related capital expenditures) either involving more than
          $10,000  singly or $50,000 in the  aggregate  or outside the  Ordinary
          Course of Business;

     (f)  neither  the  Target  nor  its  Subsidiary  has  paid,  discharged  or
          satisfied  any  Liability,   other  than  any  payment,  discharge  or
          satisfaction  in the Ordinary  Course of Business of  Liabilities  set
          forth  or  reserved  for  on  the  Financial  Statements  or  incurred subsequent thereto in the Ordinary Course of Business;

     (g)  neither the Target nor its Subsidiary has made any capital  investment in, any loan to, or any  acquisition  of the  securities or assets of, any other Person (or series of related capital investments, loans, and acquisitions)  either involving more than $10,000 singly or $50,000 in the aggregate or outside the Ordinary Course of Business;

     (h)  neither the Target nor its  Subsidiary  has issued any note,  bond, or other debt security or created,  incurred,  assumed, or guaranteed any indebtedness for borrowed money or capitalized lease obligation either involving more than $10,000 singly or $50,000 in the aggregate;

     (i)  neither the Target nor its  Subsidiary  has delayed or  postponed  the payment of accounts payable and other Liabilities outside the Ordinary
          Course of Business;

     (j)  neither  the Target nor its  Subsidiary  has  cancelled,  compromised, waived,  or released  any right or claim (or series of related  rights and claims)  either  involving  more than $10,000 singly or $50,000 in the aggregate or outside the Ordinary Course of Business;

     (k)  neither  the  Target  nor  its  Subsidiary   has  pledged,   modified,
          disclosed,  disposed of or  permitted  to lapse any  material  rights, including any Intellectual  Property, in whole or in part, or suffered any disclosure of any trade secret process or know-how or Confidential
          Information  to any Person other than officers,  directors,  employees and full-time  consultants of the Target or its Subsidiary or pursuant to  confidentiality  agreements listed in Section 4.8(k) of the Target
          Disclosure Letter and containing protections in favor of the Target or its Subsidiary no less favorable than those set forth in Section 5.4.;

     (l)  neither the Target nor its Subsidiary has suffered or received threats of any  termination  of, or adverse  change in, the Target's or any of its  Subsidiary's  relations  with any of the  Target's  or any of its
          Subsidiary's suppliers or customers,  or experienced the occurrence of any event that is likely to result in any such  termination or adverse change;

     (m)  there  has been no change  made or  authorized  in the  Organizational
          Documents or capital structure of either the Target or its Subsidiary;

     (n)  neither the Target nor its Subsidiary  has issued,  sold, or otherwise disposed  of  any  of its  capital  stock,  or  granted  any  options, warrants,  or other  rights  to  purchase  or obtain  (including  upon conversion, exchange, or exercise) any of its capital stock;

     (o)  Except  for  Permitted  Transactions,   neither  the  Target  nor  its
          Subsidiary has declared,  set aside,  or paid any dividend or made any distribution  with respect to its capital stock (whether in cash or in kind) or redeemed, purchased, or otherwise acquired any of its capital stock;

     (p)  neither  the Target nor its  Subsidiary  has  experienced  any damage, destruction,  or loss  (whether  or not covered by  insurance)  to its property in excess of $5,000;

     (q)  neither the Target nor its Subsidiary has made any loan to, or entered into  any  other  transaction  with,  any  of  its  security  holders, directors,  officers, and employees,  and their respective Affiliates,

          or any  member  of  such  Person's  immediate  family,  or  any  other
          Affiliate of the Target, outside the Ordinary Course of Business;

     (r)  neither the Target nor its  Subsidiary has entered into any employment contract  or  collective  bargaining  agreement,  written or oral,  or modified the terms of any existing such contract or agreement;

     (s)  neither the Target nor its  Subsidiary has granted any increase in the base  compensation of, or sales commission rate payable to, any of its directors, officers, and employees;

     (t)  neither the Target nor its Subsidiary has adopted, amended,  modified, or terminated  any bonus,  profit-sharing,  incentive,  severance,  or other  plan,  contract,  or  commitment  for the benefit of any of its directors,  officers,  and  employees  (or taken any such  action with respect to any other Employee Plan);

     (u)  neither  the Target nor its  Subsidiary  has made any other  change in employment  terms for any of its  directors,  officers,  and employees outside the Ordinary Course of Business;

     (v)  neither the Target nor its Subsidiary has suffered or received threats of any labor strike, dispute, slowdown or work stoppage;

     (w)  neither  the  Target nor its  Subsidiary  has  terminated,  removed or otherwise replaced any of its auditors, directors, officers or had any employee  that  earned  more  than  $65,000  per  year or had any such employee terminate his or her employment or threaten to do the same;

     (x)  neither  the Target nor its  Subsidiary  has  changed  its  accounting methods, principles or practices,  including,  without limitation, any change in the application or interpretation of Canadian GAAP;

     (y)  neither the Target nor its Subsidiary  made any Tax election,  changed any annual Tax accounting period,  amended any Tax Return,  settled or compromised  any  income  Tax  Liability,  entered  into  any  closing agreement, settled any Tax claim or assessment,  surrendered any right to claim a Tax refund or failed to make the payments or consent to any extension or waiver of the  limitations  period  applicable to any Tax claim or assessment;

     (z)  neither the Target nor its  Subsidiary has made or pledged to make any charitable or other capital  contribution  outside the Ordinary Course of Business;

     (aa) neither  the Target nor its  Subsidiary  has  committed  to any of the foregoing.

4.9  Undisclosed  Liabilities.  Except as set forth in Section 4.9 of the Target
     Disclosure Letter,  neither the Target nor its Subsidiary has any Liability
     (and, to the Knowledge of the Sellers and the officers and directors of the
     Target,  there  is no  Basis  for  any  present  or  future  action,  suit, proceeding,  hearing,  investigation,  charge, complaint,  claim, or demand against  any  of  them  giving  rise  to any  Liability),  except  for  (i)
     Liabilities set forth on the face of, and properly reserved against on, the
     Most  Recent  Balance  Sheet  (rather  than  in any  notes  thereto),  (ii)
     Liabilities which have arisen after the Most Recent Fiscal Month End in the
     Ordinary  Course of Business  (none of which results  from,  arises out of, relates  to, is in the nature of, or was caused by any breach of  contract, breach of  warranty,  tort,  infringement,  or  violation of law) and (iii)
     Liabilities arising under or referred to in this Agreement.

4.10 Legal Compliance.  Each of the Target, its Subsidiary, and their respective predecessors  and  Affiliates  has  complied  with all  applicable  Laws of
     Governmental   Entities,   and  no  action,  suit,   proceeding,   hearing,
     investigation,  charge, complaint,  claim, demand, or notice has been filed or commenced  against any of them alleging any failure so to comply or that any currently existing circumstances are likely to result in any failure so to comply.

4.11 Tax Matters.

     (a)  Except  as set  forth on  Section  4.11(a)  of the  Target  Disclosure
          Letter,  each of the Target and its  Subsidiary  has timely filed with the  appropriate  taxing  authorities  all Tax Returns  required to be filed  through the date hereof.  All such Tax Returns are complete and accurate in all respects. All Taxes due and owing by the Target or its
          Subsidiary  on or before the date hereof  (whether or not shown on any
          Tax Return) have been paid.  Except as set forth on Section 4.11(a) of the Target  Disclosure  Letter,  neither the Target nor its Subsidiary currently is the  beneficiary of any extension of time within which to file any Tax Return.  No claim has ever been made by an authority in a jurisdiction  where any of the Target and its Subsidiary does not file
          Tax  Returns  that  it is or  may  be  subject  to  taxation  by  that jurisdiction.

     (b)  The unpaid Taxes of the Target and its  Subsidiary  (i) did not, as of
          the dates of the Most Recent Financial Statements,  exceed the reserve
          for  Tax  Liability   (excluding   any  reserve  for  deferred   Taxes
          established to reflect timing differences between book and Tax income)
          set forth on the face of the balance  sheets (rather than in any notes thereto) contained in the Most Recent Financial  Statements,  and (ii)
          will  not  exceed  that  reserve  as  adjusted  for   operations   and
          transactions  through the  Closing  Date in  accordance  with the past custom and practice of the Target and its  Subsidiary  in filing their
          Tax Returns.  Since the date of the Most Recent Financial  Statements, neither the Target nor its  Subsidiary  has incurred any Liability for
          Taxes   outside  the   Ordinary   Course  of  Business  or   otherwise
          inconsistent with past custom and practice.

     (c)  No  deficiencies  for Taxes for the Target or its Subsidiary have been claimed,  proposed  or  assessed  by any taxing or other  Governmental
          Entity.  Except  as  set  forth  on  Section  4.11(c)  of  the  Target
          Disclosure Letter, there are no pending or, to the knowledge of any of the Target and its Subsidiary, threatened audits, assessments, claims, proceedings  or  investigations  for or relating to any  Liability  in respect of Taxes of any of the Target  and its  Subsidiary,  and there are no matters under  discussion with any  Governmental  Entities,  or known to any of the  Sellers,  the  Target  and its  Subsidiary,  with respect to Taxes that are likely to result in an additional  Liability for Taxes with  respect to any of the Target and its  Subsidiary.  The
          Sellers  have  delivered  or made  available  to  Buyer  complete  and accurate copies of federal, state,  provincial,  local and foreign Tax
          Returns  of  each  of  the  Target  and  its   Subsidiary   and  their
          predecessors  for the years ended July 31, 1998,  1999, 2000, 2001 and

          2002 and complete and accurate copies of all  examination  reports and statements of deficiencies assessed against or agreed to by any of the
          Target and its  Subsidiary  or any  predecessors  since July 31, 1998.
          Except  as set  forth on  Section  4.11(c)  of the  Target  Disclosure
          Letter,  neither the Target nor its Subsidiary nor any predecessor has waived any statute of limitations in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency. Each of the Target and its  Subsidiary  has disclosed on its federal income
          Tax  Returns all  positions  taken  therein  that could give rise to a substantial  understatement  of U.S.  federal  income  Tax  within the meaning of Code Section 6662.

     (d)  There are no  Encumbrances,  claims or Liabilities,  for Taxes,  other than liens for Taxes not yet due and payable,  on any assets of any of the Target and its Subsidiary.

     (e)  All  material  elections  with respect to Taxes  affecting  any of the
          Target and its  Subsidiary  as of the date hereof,  to the extent such elections  are not  shown  on or in the Tax  Returns  that  have  been delivered or made available to Buyer, are set forth on Section 4.11(e)
          of the Target Disclosure Letter. Neither the Target nor its Subsidiary
          (i) has consented at any time under  Section  341(f)(1) of the Code to have the  provisions  of  Section  341(f)(2)  of the Code apply to any disposition  of the assets of the Target or its  Subsidiary;  (ii) has agreed, or is required, to make any adjustment under Section 481(a) of the Code by  reason  of a change in  accounting  method or  otherwise;
          (iii) has made an election, or is required, to treat any of its assets as owned by  another  Person  pursuant  to the  provisions  of  former
          Section 168(f) of the Code or as tax-exempt bond financed  property or tax-exempt use property within the meaning of Section 168 of the Code;
          (iv) has  acquired  or owns any assets  that  directly  or  indirectly secure any debt the  interest  on which is  tax-exempt  under  Section
          103(a)  of the  Code;  (v) has made or will  make a  consent  dividend election  under  Section  565 of the  Code;  or (vi)  made  any of the foregoing elections or is required to apply any of the foregoing rules under any comparable state or local Tax provision.

     (f)  There are no Tax-sharing agreements or similar arrangements (including indemnity arrangements) with respect to or involving any of the Target and its  Subsidiary,  and, after the Closing Date,  none of the Target and its Subsidiary shall be bound by any such  Tax-sharing  agreements or similar  arrangements or have any Liability  thereunder for amounts due in respect of periods prior to the Closing Date.

     (g)  None  of the  Target  and  its  Subsidiary  has  been a  member  of an
          Affiliated Group filing a consolidated  U.S. federal income Tax Return
          (other than a group the common parent of which is Target). None of the
          Target  and its  Subsidiary  has any  Liability  for the  Taxes of any
          Person (other than Taxes of the Target and its  Subsidiary)  (i) under
          Treasury  Regulation  Section  1.1502-6  (or any similar  provision of state,  local,  or foreign  law),  (ii) as a transferee  or successor,
          (iii) by contract, or (iv) otherwise.

     (h)  Each of the Target and its  Subsidiary  has  withheld  and paid to the proper  Governmental  Entity, on a timely basis, all Taxes required to have been withheld and paid in  connection  with amounts paid or owing to any employee,  independent  contractor,  creditor,  stockholder  or other third party. The transaction  contemplated herein is not subject to the tax  withholding  provisions of Section 3406 of the Code, or of
          Subchapter  A of  Chapter 3 of the Code or of any other  provision  of law.

     (i)  Neither the Target nor its  Subsidiary  has been a United  States real property holding  corporation  within the meaning of Section 897(c)(2)
          of  the  Code  during  the  applicable  period  specified  in  Section
          897(c)(1)(A)(ii) of the Code.

     (j)  Neither  the  Target  nor  its  Subsidiary  (i) is a  partner  for Tax purposes  with  respect to any joint  venture,  partnership,  or other arrangement  or  contract  which is treated as a  partnership  for Tax purposes, (ii) owns a single member limited liability company which is treated  as  a  disregarded  entity,  (iii)  is  a  shareholder  of  a
          "controlled foreign corporation" as defined in Section 957 of the Code
          (or any similar provision of state, local or foreign law) or (iv) is a
          "personal  holding  company" as defined in Section 542 of the Code (or any similar provision of state, local or foreign law).

     (k)  Neither  the  Target  nor its  Subsidiary  has or has had a  permanent establishment in any foreign country, as defined in any applicable Tax treaty or  convention  between  the United  States of America and such foreign country, other than Canada.

     (l)  Except  as set  forth in  Section  4.11(d)  of the  Target  Disclosure
          Letter,  neither  the Target nor its  Subsidiary  has claimed nor will claim any reserve  under any  provision of the Income Tax Act (Canada)
          or any equivalent  provision,  if such amount could be included in the income of the Target or such  Subsidiary  for any period  ending after the date hereof.

     (m)  Neither  the  Target  nor  its  Subsidiary  has  participated  in,  or cooperated  with,  an  international  boycott  within  the  meaning of
          Section 999 of the Code.

     (n)  None of Section 78,  Section 79, or Sections 80 to 80.04 of the Income
          Tax Act (Canada), or any equivalent provincial provision, have applied or will apply to the Target or its Subsidiary at any time on or before the Closing Date.

     (o)  Neither the Target nor its Subsidiary has acquired  property  (whether tangible  or  intangible)  from,  or  disposed  of  property  (whether tangible or  intangible)  to,  received  payment for services from, or made  payment of services to, any Person with whom it does not deal at arm's  length  (as that term is  construed  under the  Income  Tax Act
          (Canada)) for proceeds less than the fair market value thereof, or for proceeds  greater than the fair market value thereof,  including,  for greater certainty, in circumstances in which Section 160 of the Income
          Tax Act  (Canada)  would  apply to  subject it to  Liability  for Tax.
          Neither the Target nor its  Subsidiary  has any  outstanding  loans or
          indebtedness  incurred  by  directors,  former  directors,   officers,
          shareholders,  and/or  employees of the Target or its Subsidiary or by any Person  not  dealing  at arm's  length (as that term is  construed under the Income Tax Act (Canada)) with any of the foregoing.

     (p)  None of Section 17 of the Income Tax Act (Canada),  or any  equivalent provincial provision,  have applied or will apply to any of the Target and its Subsidiary at any time on or before the Closing Date.

     (q)  For all transactions  involving the Target and its Subsidiary with any person who is not a  resident  of Canada and deals with the Target and its  Subsidiary on a non-arm's  length basis (each for the purposes of the Income Tax Act (Canada)), each of the Target and its Subsidiary is in  substantial  compliance  with the  transfer  pricing  requirements contained in Section 247 of the Income Tax Act (Canada).

     (r)  Each of the Target and its Subsidiary that carry on business in Canada is duly registered  under  subdivision (d) of Division V of Part IX of the Excise Tax Act (Canada) with respect to goods and services Tax and any  harmonized  sales Tax and,  if  applicable,  under  Division I of
          Chapter VII of Title I of the Quebec Sales Tax Act with respect to any
          Quebec sales Tax.

     (s)  Each of the Target and its  Subsidiary has collected from its past and present  customers (or other Persons  paying  amounts to the Target or its Subsidiary) the amount of all Taxes  (including goods and services
          Tax and sales Taxes)  required to be collected  and have remitted such
          Taxes when due, in the form required under appropriate laws.

     (t)  There are no  outstanding  rulings  issued by, or requests for rulings from,  any  taxing  authority  that  would  have any impact on the Tax position of the Target or its Subsidiary.

4.12 Real Property.

     (a)  Neither the Target nor its Subsidiary owns any real property.

     (b)  Section  4.12(b) of the Target  Disclosure  Letter lists and describes briefly all real property leased or subleased to any of the Target and its  Subsidiary.  The Sellers have  delivered to the Buyer correct and complete copies of the leases and subleases  listed in Section 4.12(b)
          of the Target  Disclosure Letter (as amended to date). With respect to each  lease and  sublease  listed in  Section  4.12(b)  of the  Target
          Disclosure Letter:

          (i)  the lease or sublease is legal, valid, binding,  enforceable, and in full force and effect;

          (ii) the lease or sublease will continue to be legal, valid,  binding, enforceable,  and in full  force and  effect on  identical  terms following  the  consummation  of  the  transactions  contemplated hereby;

          (iii)no party to the lease or sublease  is in breach or  default,  and no event has occurred which,  with notice or lapse of time, would
               constitute   a  breach  or   default   or   permit   termination,
               modification, or acceleration thereunder;

          (iv) no party to the lease or sublease has  repudiated  any  provision thereof;

          (v)  there are no disputes,  oral agreements,  or forbearance programs in effect as to the lease or sublease;

          (vi) with respect to each sublease, the representations and warranties set  forth in  subsections  (i)  through  (v)  above are true and correct with respect to the underlying lease;

          (vii)neither the Target nor its Subsidiary has assigned,  transferred, conveyed,  mortgaged, deeded in trust, or encumbered any interest in the leasehold or subleasehold;

          (viii) all facilities leased or subleased thereunder have received all approvals of  governmental  authorities  (including  licenses and permits)  required in connection  with the operation  thereof and have been operated and maintained in accordance  with  applicable laws, rules, and regulations;

          (ix) all facilities  leased or subleased  thereunder are supplied with utilities and other services  necessary for the operation of said facilities; and

          (x)  to the Knowledge of the Sellers and the officers and directors of the Target,  the owner of the facility  leased or  subleased  has good and marketable  title to the parcel of real  property,  free and clear of any  Encumbrance  or other  restriction,  except for installments of special easements not yet delinquent and recorded easements,  covenants, and other restrictions which do not impair the current use,  occupancy,  or value, or the  marketability  of title, of the property subject thereto.

4.13 Intellectual Property.

     (a)  Section 4.13 of the Target  Disclosure  Letter lists all  Intellectual
          Property of the Target and its Subsidiary related to, or necessary for the operation of, the  businesses of the Target and its  Subsidiary as presently or  heretofore  conducted or reasonably  contemplated  to be conducted, all of which Intellectual Property is, and was at all times when used,  (i) owned by;  (ii)  licensed  to; or (iii)  developed  or created by or for Target. Section 4.13 of the Target Disclosure Letter
          also sets forth with respect to such  Intellectual  Property:  (i) for each U.S.,  Canadian  and  foreign  patent and patent  application  as applicable,  the number,  normal  expiration  date, title and priority information for each country in which such patent has been issued,  or the application number, date of filing, title and priority information for each country;  (ii) for each U.S., Canadian and foreign trademark, tradename or service mark,  whether or not registered,  the date first used, the application serial number or registration  number, the class of goods covered,  the nature of the goods or services,  the countries in which  the names or mark is used and the  expiration  date for each country in which a trademark has been registered; (iii) for each U.S.,
          Canadian and foreign copyright for which registration has been sought, whether or not registered,  the date of creation and first publication of the work, the number and date of  registration  for each country in which a copyright application has been registered;  (iv) for each mask work and integrated circuit topography, whether or not registered, the
          date  of  first  commercial   exploitation  and  if  registered,   the
          registration number and date of registration; and (v) all Intellectual
          Property  which has been  licensed from a third party or licensed to a third  party.  True and correct  copies of all  registrations,  issued patents, pending applications,  file histories, invention disclosures, prototypes,  drawings and other documentation and tangible embodiments of works of authorship  pertaining to or embodying  such  Intellectual
          Property has been delivered to or are in the possession of the Buyer.

     (b)  The  Intellectual  Property  listed  on  Section  4.13  of the  Target
          Disclosure  Letter  constitute  (i)  all  Intellectual  Property  used primarily  in  connection  with the  businesses  of the Target and its

          Subsidiary,  and (ii) all Intellectual Property necessary or desirable for  the  normal  conduct  of the  businesses  of the  Target  and its
          Subsidiary.

     (c)  There exists no  contractual  or other  obligation to  compensate  any
          Person for the use of any Intellectual Property listed on Section 4.13 of the Target  Disclosure  Letter  nor has there  been  granted to any
          Person any  license,  option or other  rights to use in any manner any such Intellectual Property, whether requiring the payment of royalties or not (other than in the Ordinary  Course of Business).  There exists no contractual obligation, including, without limitation, any covenant not to compete or exclusive  license,  that would restrict the Buyer's operation of the businesses of the Target and its  Subsidiary,  or use of any of the  Intellectual  Property  listed on  Section  4.13 of the
          Target   Disclosure   Letter,   including  any  restriction  based  on
          geographical  boundaries,   with  respect  to  sales  of  products  or
          otherwise.  The  conduct  of the  businesses  of the  Target  and  its
          Subsidiary including the design, development, use, import, manufacture and sale of the products,  technology or services (including products, technology  or  services  currently  under  development)  prior to the
          Closing Date has not  infringed,  and to the  Knowledge of the Sellers
          and  the  directors  and  officers  (and  employees   responsible  for
          Intellectual  Property  matters) of the Target or its Subsidiary,  the contemplated  use of the  Target's and its  Subsidiary's  Intellectual
          Property including the design,  development,  use, import, manufacture and sale of the products,  technology or services (including products, technology or services currently under development) from and after the
          Closing Date will not (i) infringe or misappropriate  the Intellectual
          Property of any third party (ii)  violate any term or provision of any license or  contract  concerning  such  Intellectual  Property,  (iii)
          violate the rights of any third party (including  rights to privacy or publicity),  or (iv) constitute unfair  competition or an unfair trade practice under any Law.

     (d)  The  Target  and its  Subsidiary  exclusively  owns  the  Intellectual
          Property  listed  on  Section  4.13 of the  Target  Disclosure  Letter
          (excluding  Intellectual  Property  licensed  to the  Target  and  its
          Subsidiary  under any  license  listed on  Section  4.16 of the Target
          Disclosure  Letter)  and is free and clear of any liens,  and free and clear of any rights or  interests  by federal  agencies,  governmental entities,  universities,  or non-profit  entities including any rights that  might  arise  associated  with  governmental  funding,  and such
          Intellectual  Property will not cease to be valid rights of the Target
          and  its  Subsidiary  by  reason  of  the   execution,   delivery  and
          performance of this Agreement or the  consummation of the transactions contemplated  hereby. The patents listed on Section 4.13 of the Target
          Disclosure  Letter are in full force and effect and are not subject to any  fines,  maintenance  fees or actions  falling  due within 90 days
          after  the  Closing  Date.  With  respect  to  Intellectual   Property
          identified  on  Section  4.13  as  licensed  to  the  Target  and  its
          Subsidiary,  the Target and its  Subsidiary  has all requisite  right, title and interest in or valid and enforceable  rights under contracts or  licenses  to  make,  have  made,  use,  import,  offer  for  sale, distribute  and sell the products,  technology or services  (including
          products,   technology  or  services   currently  under   development)
          necessary to conduct the business of Target and its Subsidiary. Except as identified on Section 4.13 of the Target Disclosure Letter, neither the Target nor any  Subsidiary  has  granted  any  license of or other right to use or  authorized  the retention of any rights to use any of the Intellectual Property to any other third party. Furthermore, there are no  contracts  or licenses  related to the  Intellectual  Property under which there is any dispute (or facts that may reasonably lead to a dispute)  known to Target or its  Subsidiary  regarding the scope of such  contract  or  license,  or  performance  under such  contract or license, including with respect to any payments to be made or received by the Target or its Subsidiary thereunder.

     (e)  Neither Target nor any Subsidiary of Target has received any notice of
          (i)  alleged  invalidity  with  respect to any  Intellectual  Property listed on Section 4.13 of the Target Disclosure Letter or (ii) alleged infringement  or  misappropriation  of any rights of others due to any activity by the Target or its Subsidiary  involving  products  derived from, or containing such Intellectual  Property or constitutes  unfair competition or unfair trade  practices under any Law. The Target's use and use by any  Subsidiary  of the  Target  in the  conduct  of  their respective  businesses as currently  contemplated of the  Intellectual
          Property listed on Section 4.13 of the Target Disclosure Letter do not
          and will not infringe  upon or  otherwise  violate the valid rights of any  third  party  anywhere  in the  world.  No other  Person  (i) has notified  the  Target  or  its  Subsidiary  that  it is  claiming  any ownership  of or  right to use any  Intellectual  Property  listed  on
          Section 4.13 of the Target  Disclosure Letter or (ii) to the Knowledge
          of  the  Sellers  and  the  directors  and  officers  (and   employees
          responsible for  Intellectual  Property  matters) of the Target or its
          Subsidiary,  is infringing upon any such Intellectual  Property in any way.

     (f)  The Target and its Subsidiary have taken all  commercially  reasonable and  prudent  steps to protect  the  Intellectual  Property  listed on
          Section 4.13 of the Target  Disclosure Letter from infringement by any other Person.  All of the pending  applications for such  Intellectual
          Property have been duly filed and is not subject to any statutory bars known to the Target or its Subsidiary, or subject to acts committed by the  Target or the  Subsidiary  that  would  prevent  the grant of the patent protection sought or would invalidate any patent grant if later learned such as, by way of example,  failing to comply with  statutory bars  associated  with prior  sales,  offers for sale,  public use, or public disclosure,  failure to fully enable the inventions, failure to disclose  the best  mode of  practicing  the  inventions,  failure  to correctly list inventors,  or failure to disclose all known prior art.
          The Target and its Subsidiary have taken all  commercially  reasonable steps  necessary or  appropriate to safeguard and maintain the secrecy and  confidentiality  of all  such  Intellectual  Property,  including assuring that all current and former  employees and consultants of the
          Target and its Subsidiary  have signed  agreements  with the Target or the  Subsidiary  of the Target  conveying  all  Intellectual  Property arising from the employment or consulting  activities to the Target or the  Subsidiary  of the Target and have signed  Intellectual  Property
          confidentiality   agreements.   All   tangible   embodiments   of  all
          Intellectual  Property  that  constitute  trade secrets are located at
          Target's offices in Edmonton, Alberta.

     (g)  None of the source code to any of the Software  has been  disclosed to any third  party and except for source  code  escrow  obligations  set forth in Section 4.13(g) of the Target Disclosure Letter,  neither the
          Target nor its  Subsidiary has delivered or is under any obligation to deliver the source code to the  Software to any third  party,  whether such  obligation  currently  exists or may arise in the  future on the happening  of some event.  Except as set forth in Section  4.13 of the
          Target  Disclosure  Letter  the  Software  also does not  contain  any
          "freeware"  or  "shareware"  and is not  subject in any way to the GNU
          General  Public  License  (GPL) , the Lesser  General  Public  License
          (LGPL) or other license for publicly available software.  In addition, the Software  does not contain  therein any Adobe source code,  object code, derivative works or any other Adobe intellectual property rights including rights associated with Adobe TrueForm.

     (h)  Target or its Subsidiary has a complete  up-to-date copy of all of the source code for the Software and a copy of all configuration files and other material necessary to compile and run the Software.

     (i)  A  second  complete  and  up-to-date  copy of the  source  code to the
          Software and all configuration  files and other material  necessary to compile  and run the  Software  is  stored at a secure  and  different location  from  where the other copy of same is held and the Target or its  Subsidiary  is able to retrieve  the second copy on short  notice without material payment.

     (j)  Each of the Target's and its Subsidiary's  software  products performs without defect and, where the installation is complete,  in accordance in all material  respects with the  functions  described in any agreed specifications,  statements of work or end user documentation provided to  customers  of the  Target or its  Subsidiary.  The  Target and its
          Subsidiary have taken all reasonable actions customary in the software industry  for a  company  of  similar  size  to  the  Target  and  its
          Subsidiary  to document the Software and its  operation in a clear and professional manner. To the Knowledge of the Sellers and the directors and officers (and  employees  responsible  for  Intellectual  Property matters)  of the  Target  or its  Subsidiary,  the  Software  does not contain  any  disabling  code or virus code of any  nature  that would affect  the  customer's  use of the  software  or any  other  customer activity.

4.14 Tangible  Assets.  The Target and its Subsidiary own,  license or lease all buildings,  machinery,  equipment,  and other tangible assets necessary for the conduct of their  businesses  as presently  conducted and such tangible assets in the aggregate are in such operating condition and repair (subject to normal wear and tear),  as necessary for the conduct of such  businesses as presently conducted.

4.15 Inventory.  The inventory of the Target and its Subsidiary  consists of raw materials and supplies, manufactured and purchased parts, goods in process, and finished goods,  all of which is  merchantable  and fit for the purpose for which it was procured or  manufactured,  and none of which is obsolete, damaged, or defective,  subject only to the reserve for inventory writedown set forth on the face of the Most Recent  Balance Sheet (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in  accordance  with the past  custom  and  practice  of the Target and its
     Subsidiary.

4.16 Contracts. Section 4.16 of the Target Disclosure Letter lists the following contracts  and  other  agreements  to  which  any of  the  Target  and  its
     Subsidiary is a party:

     (a)  any  agreement  (or  group of  related  agreements)  for the  lease of personal  property to or from any Person  providing for lease payments in excess of $5,000 per annum;

     (b)  any  agreement  (or group of related  agreements)  for the purchase or sale of raw  materials,  commodities,  supplies,  products,  or  other personal  property  or  assets,  or for the  furnishing  or receipt of services,  the  performance  of which will (i) extend over a period of more than one year, (ii) result in a loss to any of the Target and its
          Subsidiary, or (iii) involve consideration in excess of $5,000;

     (c)  any agreement  under which the Target or it Subsidiary is obligated to develop computer software for a third party other than pursuant to the
          Ordinary Course of Business maintenance agreements which accompany the license of the Software;

     (d)  any  agreement  or license to any Software in favor of any third party which permits the third party to sell such  Software to others,  or to permit others to use such Software,  whether on a stand-alone basis or bundled with other Software;

     (e)  any  agreement  or license to any Software in favor of any third party which  permits  the  third  party to us more  than 10  copies  of such
          Software  or  permits  more  than  10  users  to  use  such   Software
          concurrently;

     (f)  any agreement concerning partnership,  joint venture, manufacturing or research  arrangements  with, or other investment in or alliance with, any other Person;

     (g)  any  agreement  (or group of related  agreements)  under  which it has
          created,  incurred,   assumed,  or  guaranteed  any  indebtedness  for
          borrowed  money,  or any capitalized  lease  obligation,  in excess of
          $50,000 or under  which it has  imposed an  Encumbrance  on any of its assets, tangible or intangible;

     (h)  any  agreement  relating to or which  contains  licenses or royalties, whether  the Target or its  Subsidiary  is the  licensor  or  licensee thereunder;

     (i)  any  agreement  relating  to  or  which  contains  confidentiality  or noncompetition covenants;

     (j)  any agreement  which  contains any material  provisions  requiring the
          Target or its  Subsidiary  to  indemnify  another  Person  (except for customer  service  contracts  entered into in the  Ordinary  Course of
          Business);

     (k)  any agreement with any of the Sellers and their Affiliates (other than the Target and its Subsidiary),  or any Person with whom the Target or its Subsidiary does not deal at arm's length within the meaning of the
          Income Tax Act (Canada);

     (l)  any profit sharing, stock option, stock purchase,  stock appreciation, deferred compensation, severance, or other plan or arrangement for the benefit of its current or former directors, officers, and employees;

     (m)  any collective bargaining agreement;

     (n)  any  agreement for the  employment  of any  individual on a full-time, part-time, consulting, or other basis providing annual compensation in excess of $65,000 or providing  any  employee,  officer or director of
          the  Target  or  its   Subsidiary   with  any  severance   payment  or
          entitlement,  or any payment  arising  from a change of control of the
          Target or its  Subsidiary,  or any payment  arising as the result of a retention bonus;

     (o)  any agreement  under which it has advanced or loaned any amount to any of its directors, officers, and employees;

     (p)  any agreement with any Governmental Entity;

     (q)  any agreement under which the consequences of a default or termination could  have a  material  adverse  effect  on the  business,  financial condition,  operations,  results of operations, or future prospects of either the Target or its Subsidiary; or

     (r)  any other  agreement (or group of related  agreements) the performance of which involves consideration in excess of $50,000.

     The Sellers have delivered to the Buyer a correct and complete copy of each written  agreement  listed in Section 4.16 of the Target  Disclosure  Letter (as amended to date) and a written summary setting forth the terms and conditions of each oral agreement referred to in Section 4.16 of the Target Disclosure Letter.
With respect to each such agreement: (i) the agreement is legal, valid, binding, enforceable,  and in full force and effect;  (ii) the agreement will continue to be legal, valid, binding, enforceable, and in full force and effect on identical terms following the consummation of the transactions  contemplated hereby; (iii)
no party is in breach or default, and no event has occurred which with notice or lapse of time  would  constitute  a breach or  default,  or permit  termination, modification, or acceleration, under the agreement; (iv) no party has repudiated any provision of the agreement;  and (v) none of the Sellers,  the Target or its
Subsidiary has any reason to believe that the products or services called for by any executory  agreement  cannot be supplied by the Target or its  Subsidiary in accordance with the terms of such agreement, including time specifications,  and has no reason to believe that any unfinished agreement will, upon performance by the Target or its Subsidiary, result in a loss to the Target or its Subsidiary.

4.17 Permits.  Section  4.17 of the Target  Disclosure  Letter lists all Permits held by the Target and its  Subsidiary,  each of which is valid and in full force and effect.  The Target and its Subsidiary have all material  Permits required  or  necessary  to the  conduct of their  businesses  as now being conducted or material to the ownership,  lease and/or use and operations of their  assets  and own or  possess  such  Permits  free  and  clear  of any
     Encumbrances,  claims or  Liabilities.  Neither  the  Target nor any of its
     Subsidiary  has violated  any such Permit in any  respect,  and each of the
     Target and its  Subsidiary  is in  compliance in all respects with all such
     Permits.  Neither the Target nor its  Subsidiary has received any notice to the effect that (a) the Target or its Subsidiary is not in compliance with, or that it is in violation  of, any Permits or (b) any  currently  existing circumstances  are  likely  to result  in a  failure  of the  Target or its
     Subsidiary  to  comply  with,  or in a  violation  by  the  Target  or  its
     Subsidiary  of, any Permits.  There are no pending or, to the  Knowledge of the Sellers, threatened proceedings to limit, modify or rescind any Permit.
     Except as set forth on Section 4.17 of the Target  Disclosure  Letter,  all
     material  Permits are renewable by their terms or in the Ordinary Course of
     Business  without  the  need  to  comply  with  any  special  qualification procedures  or to pay any amounts  other than routine  filing fees and such
     Permits will not be subject to  suspension,  modification  or revocation or require any consent to transfer the same in connection  with the completion of the transactions contemplated by this Agreement.

4.18 Notes and Accounts  Receivable.  All notes and accounts  receivable  of the
     Target  and its  Subsidiary  are  reflected  properly  on their  books  and records, are valid receivables subject to no setoffs or counterclaims,  are current and  collectible,  and will be collected in  accordance  with their terms at their recorded amounts,  subject only to the reserve for bad debts set forth on the face of the Most Recent  Balance Sheet (rather than in any notes thereto) as adjusted for the passage of time through the Closing Date in  accordance  with the past  custom  and  practice  of the Target and its
     Subsidiary.

4.19 Powers  of  Attorney.  Except as set forth in  Section  4.19 of the  Target
     Disclosure Letter,  there are no outstanding powers of attorney executed on behalf of either of the Target and its Subsidiary.

4.20 Insurance.  Section  4.20 of the Target  Disclosure  Letter  sets forth the following  information  with respect to each  insurance  policy  (including policies providing property, casualty, liability, and workers' compensation coverage and bond and surety  arrangements)  to which any of the Target and its  Subsidiary  has  been a  party,  a named  insured,  or  otherwise  the beneficiary of coverage at any time within the past three (3) years:

     (a)  the name, address, and telephone number of the agent;

     (b)  the name of the insurer, the name of the policyholder, and the name of each covered insured;

     (c)  the policy number and the period of coverage;

     (d)  the scope  (including  an  indication of whether the coverage was on a claims  made,  occurrence,  or other  basis) and amount  (including  a description  of  how  deductibles  and  ceilings  are  calculated  and operate) of coverage; and

     (e)  a  description  of  any  retroactive   premium  adjustments  or  other
          loss-sharing arrangements.

     With respect to each such insurance policy: (i) the policy is legal, valid, binding,  enforceable,  and in full  force  and  effect;  (ii) the  policy  will continue to be legal, valid, binding,  enforceable, and in full force and effect on identical terms following the consummation of the  transactions  contemplated hereby;  (iii)  neither the Target,  its  Subsidiary  nor any other party to the policy is in  breach or  default  (including  with  respect  to the  payment  of premiums or the giving of notices), and no event has occurred which, with notice or the  lapse of time,  would  constitute  such a breach or  default,  or permit termination, modification, or acceleration, under the policy; and (iii) no party to the policy has repudiated any provision  thereof.  Each of the Target and its
Subsidiary  has been  covered  during the past three (3) years by  insurance  in scope and amount  customary and  reasonable  for the  businesses in which it has engaged during the aforementioned  period. Section 4.20 of the Target Disclosure
Letter describes any self-insurance arrangements affecting any of the Target and its Subsidiary.

4.21 Litigation.  Section 4.21 of the Target  Disclosure  Letter sets forth each instance in which either the Target or its Subsidiary (i) is subject to any outstanding injunction,  judgment, order, decree, ruling, or charge or (ii)
     is a party or, to the Knowledge of any of the Sellers and the directors and officers (and employees with  responsibility for litigation matters) of the
     Target and its Subsidiary,  is threatened to be made a party to any action, suit, proceeding,  hearing, or investigation of, in, or before any court or quasi-judicial or administrative  agency of any federal,  state,  local, or foreign jurisdiction or before any arbitrator.  None of the actions, suits, proceedings,  hearings, and investigations set forth in Section 4.21 of the
     Target Disclosure Letter could result in any material adverse change in the business, financial condition, operations, results of operations, or future prospects of either the Target or its  Subsidiary.  None of the Sellers and
     the  directors  and  officers  (and  employees  with   responsibility   for
     litigation  matters)  of the  Target and its  Subsidiary  has any reason to believe that any such action, suit,  proceeding,  hearing, or investigation may be brought or threatened against either the Target or its Subsidiary.

4.22 Product Liability.  Neither the Target nor its Subsidiary has any Liability
     (and, to the Knowledge of the Sellers and the officers and directors of the
     Target,  there  is no  Basis  for  any  present  or  future  action,  suit, proceeding,  hearing,  investigation,  charge, complaint,  claim, or demand against any of them giving rise to any Liability) arising out of any injury to individuals or property as a result of the ownership, possession, or use of any product manufactured, sold, licensed, leased, or delivered by any of the Target and its Subsidiary, including the Software.

4.23 Employees.

     (a)  Section  4.23 of the Target  Disclosure  Letter  sets forth a complete list  of  the  Target's  and  its  Subsidiary's  officers,  directors, employees and consultants,  their current salary,  hourly wages and/or
          rates  of  commissions,   bonus  or  other   incentive   compensation,
          entitlement  to  benefits,  job  title,  status  as full or  part-time employee,  location of employment,  length of service, annual vacation entitlement,  accrued  but unused  vacation  time,  annual  sick leave entitlement  and accrued but unused sick time, and length of notice or termination  entitlement  contained in any written  agreement.  To the
          Knowledge of any of the Sellers and the  directors  and officers  (and employees with  responsibility  for employment  matters) of the Target and its Subsidiary,  no executive, key employee, or group of employees has any plans to  terminate  employment  with either the Target or its
          Subsidiary.

     (b)  Neither  the Target nor its  Subsidiary  is a party to or bound by any
          collective   bargaining   agreement,    certification   or   voluntary
          recognition  agreement,  with any trade union or  employee  bargaining agency,  nor has  any of them  experienced  any  strikes,  grievances, claims of  unfair  labor  practices,  or other  collective  bargaining disputes.  Neither the Target nor its  Subsidiary  has  committed  any unfair labor practice.  There is no  organizational  effort  presently being  made or  threatened  by or on behalf of any  labor  union  with respect to employees of either of the Target and its Subsidiary.

     (c)  The Target and its  Subsidiary  have no  liability  for any claims for past due salary, wages, overtime pay, bonuses, commissions or vacation pay, or any penalties for failure to comply with any of the foregoing, and are in compliance  with all terms and conditions of employment and all Laws respecting employment and employment  practices.  All amounts due  or  accruing  due  for  salary,  wages,  overtime  pay,  bonuses, commissions or vacation pay are accurately  reflected in the Books and
          Records.  There  are no  outstanding  assessments,  penalties,  fines, liens, charges,  surcharges, or other amounts due or owing pursuant to any  workers'  compensation  legislation  in respect  of the  Canadian business of the Target and its Subsidiary and, to the Knowledge of the
          Sellers,  no audit of the  Canadian  business  of the  Target  and its
          Subsidiary  is  currently  being  performed   pursuant  to  applicable
          workers'  compensation  legislation.  There are no  existing  facts or circumstances  that may materially affect the accident cost experience of the Canadian  business of the Target and its  Subsidiary  under any applicable worker's compensation legislation.  The Target has provided to the  Buyer all  orders  and  inspection  reports  under  applicable occupational  health and safety  legislation  relating to the Canadian business of the Target and its  Subsidiary,  together with the minutes of any  joint  health  and  safety  committee  meetings  for the  past twenty-four  (24)  months,  and the  Target  and its  Subsidiary  have complied  in all  material  respects  with  any  orders  issued  under applicable  occupational  health and safety  legislation in respect of the Canadian  business of the Target and its  Subsidiary and there are no appeals  of any orders  currently  outstanding  or charges  pending under any occupational health and safety legislation.

4.24 Employee Plans.

     (a)  Section 4.24 of the Target Disclosure Letter lists all Employee Plans.
          The Target has made available to the Buyer true,  correct and complete copies of all the Employee  Plans (or,  where such Employee  Plans are oral commitments,  written summaries of the terms thereof) as amended, together with all related documentation including, without limitation,
          funding   and   investment   management   agreements,   summary   plan
          descriptions,  the most recent actuarial reports, financial statements and asset  statements,  all material  opinions and memoranda  (whether externally  or internally  prepared)  and all material  correspondence with all Governmental  Entities or other relevant Persons with respect
          to  such  Employee   Plans.  No  changes  have  occurred  which  would
          materially affect the information  contained in the actuarial reports, financial  statements or asset  statements  required to be provided to the Buyer pursuant to this Section.

     (b)  All of the Employee Plans are and have been  established,  registered, funded,  qualified,  invested and  administered,  in all respects,  in accordance with their terms and all applicable Laws. No Employee plans entitle participants to any preferential Tax treatment.

     (c)  All  material  obligations  regarding  the  Employee  Plans  have been satisfied,  there are no  outstanding  defaults or  violations  by any party to any Employee Plan and no Taxes,  penalties, or fees are owing or exigible under or in respect of any of the Employee Plans.

     (d)  No Employee Plan is subject to any pending investigation,  examination or other  proceeding,  action or claim  initiated by any  Governmental
          Entity or by any other party (other than  routine  claims for benefits payable in the normal course of operation of the Employee  Plan),  and there exists no state of facts which could  reasonably  be expected to give rise to any such investigation,  examination or other proceeding, action or claim or to affect the  registration  of any  Employee  Plan required to be registered.

     (e)  All contributions or premiums required to be paid by the Target or its
          Subsidiary under the terms of each Employee Plan or by applicable Laws have been made in a timely fashion in accordance  with applicable Laws and the terms of the  Employee  Plans and the Target does not have any
          Liability  (other than  Liabilities  accruing  after the Closing Date)
          with respect to any of the Employee  Benefit Plans.  Contributions  or
          premiums  for the period up to the Closing  Date have been paid by the
          Target,  or its Subsidiary,  as applicable,  even though not otherwise required to be paid until a later date.

     (f)  No  commitments  to amend any  Employee  Plan have been made except as required by applicable Law.

     (g)  There have been no improper withdrawals,  applications or transfers of assets of any Employee  Plan and neither the Target,  its  Subsidiary,
          nor  any  of  their   representatives,   has  breached  any  fiduciary
          obligation  with respect to the  administration  or  investment of any
          Employee Plan.

     (h)  Each  Employee  Plan which is a funded plan is fully  funded on both a
          going  concern  and  a  solvency   basis  pursuant  to  the  actuarial
          assumptions  and  methodology  utilized in the most  recent  actuarial valuation therefore.

     (i)  None of the  Employee  Plans enjoy any  special  Tax status  under any applicable Laws (other than that normally accorded to plans registered under the Income Tax Act  (Canada)  and to benefits  paid  pursuant to disability  benefits plans for which  contributions are solely paid by the employee members), nor have any advance Tax rulings been sought or received in respect of any Employee Plan.

     (j)  No insurance policy or any other agreement affecting any Employee Plan requires or permits a retroactive increase in contributions,  premiums or other  payments due  thereunder.  The level of  insurance  reserves under each insured  Employee  Plan is  reasonable  and  sufficient  to provide for all incurred but unreported claims.

     (k)  None of the Employee Plans (other than pension plans) provide benefits to retired  employees or to the beneficiaries or dependants of retired employees.

     (l)  The Target may unilaterally amend,  modify, vary, revoke or terminate, in whole or in part, each Employee Plan and take contribution holidays under or  withdraw  surplus  funds  from  each  Employee  Plan  (where applicable), subject only to approvals required under applicable Laws.

     (m)  Subject only to approvals  required under  applicable Laws, the Target may  transfer,  revise  or  merge  any  Employee  Plan  or the  assets transferred  from any Employee Plan to or with any other  arrangement, plan or fund.

     (n)  All employee data necessary to administer  each Employee Plan has been provided or otherwise  made  available by the Target or the Sellers to the Buyer and is true and correct in all material respects.

     (o)  Neither the Target nor any of its  Affiliates  maintains,  or has ever maintained  an ERISA Plan or is, has been,  or has ever been deemed to be an ERISA  Affiliate  with  respect to an ERISA Plan.  In  addition, neither  the Target  nor any of its  Affiliates  contributes  to or is required to  contribute to or has  contributed  to or been required to contribute  to any  ERISA  Plan.  Neither  the  Target  nor any of its
          Affiliates  has, or in the past had, or is, has been, or has ever been deemed to have any liability or obligations  with respect to any ERISA
          Plan.

4.25 Guaranties.  Except as set forth in Section  4.25 of the Target  Disclosure
     Schedule, neither the Target nor its Subsidiary is a guarantor or otherwise is liable for any Liability or obligation  (including  indebtedness) of any other Person.

4.26 Environment, Health, and Safety.

     (a)  Each of the Target, its Subsidiary,  and their respective predecessors and  Affiliates  has  complied  with all  Environmental  Laws,  and no action, suit, proceeding, hearing,  investigation,  charge, complaint, claim,  demand,  or notice has been filed or commenced  against any of
          them  alleging  any  failure  so  to  comply.   Without  limiting  the
          generality  of  the  preceding  sentence,  each  of  the  Target,  its
          Subsidiary,  and their  respective  predecessors  and  Affiliates  has obtained and been in compliance  with all of the terms and  conditions of all permits,  licenses, and other authorizations which are required under,  and has  complied  with all other  limitations,  restrictions,
          conditions,  standards,   prohibitions,   requirements,   obligations,
          schedules,  and timetables  which are contained in, all  Environmental
          Laws.

     (b)  Neither the Target nor its  Subsidiary  has any Liability (and none of the Target,  its Subsidiary,  and their  respective  predecessors  and
          Affiliates has handled or disposed of any substance,  arranged for the disposal of any substance, exposed any employee or other individual to any  substance  or  condition,  or owned or operated  any  property or facility  in any manner  that could form the Basis for any  present or future  action,  suit,  proceeding,  hearing,  investigation,  charge, complaint,  claim,  or demand  against  the  Target or its  Subsidiary giving rise to any  Liability)  for damage to any site,  location,  or body of water (surface or subsurface),  for any illness of or personal injury to any  employee or other  individual,  or for any reason under any Environmental Law.

     (c)  To the  Knowledge of the Sellers and the officers and directors of the
          Target,  all  properties  and  equipment  used in the  business of the
          Target,  its  Subsidiary,   and  their  respective   predecessors  and
          Affiliates  have been free of  asbestos,  PCB's,  methylene  chloride, trichloroethylene, 1,2-trans-dichloroethylene, dioxins, dibenzofurans, and Extremely Hazardous  Substances,  or, if present,  such substances have been  present  in  amounts  and states  permitted  by  applicable
          Environmental Laws.

4.27 Certain  Business  Relationships  with the  Target and Its  Subsidiary.  No holder of more than five percent  (5%) of the Target's or its  Subsidiary's shares or any of their Affiliates,  no director or officer of the Target or its  Subsidiary  or any of  their  Affiliates,  and no  member  of any such person's  immediate  family,  or any other  Affiliate  of the Target or its
     Subsidiary  is  currently,  or within  the last five (5) years has been,  a party to any  transaction  with the  Target or its  Subsidiary,  including, without  limitation,  any agreement  (a)  providing  for the  furnishing of services  by,  (b)  providing  for the lease or rental of real or  personal property  from or (c)  otherwise  requiring  payments  to  (other  than for services  as an  officer,  director  or  employee  of  the  Target  or  its
     Subsidiary),  any such  person or any  corporation,  partnership,  trust or other entity in which any such person is an officer,  director,  trustee or partner at rates that  exceed the  market  rates for such  services  in the location  where they are  performed.  In  addition,  no such  Person has an interest  in any  corporation,  partnership,  trust  or other  entity  that engages in competition  with the Target or its  Subsidiary  with respect to any  products  or  services  of the Target and its  Subsidiary  (except for ownership of less than one percent (1%) of the outstanding capital stock of any corporation  that is publicly  traded on any recognized  exchange or in the over-the-counter market).

4.28 Private  Issuer  Status.  The Target is a "private  issuer" as such term is defined in the Securities Act (Alberta).

4.29 Disclosure. The representations,  warranties and other statements contained in this Agreement,  and the exhibits and schedules  hereto,  and the Target
     Disclosure  Letter, do not contain any untrue statement of a material fact, or to the Knowledge of the Sellers, omit to state any material fact that is
     necessary  to  make  the  statements   contained   herein  or  therein  not
     misleading.

                                   ARTICLE V
                             POST-CLOSING COVENANTS

5.1  General. Each of the Parties will use his or its reasonable best efforts to take all action and to do all things  necessary,  proper,  or  advisable in order to consummate and make  effective the  transactions  contemplated  by this Agreement (including  satisfaction,  but not waiver, of the conditions set forth in Article VII below).  In case at any time after the Closing any further  action is necessary or desirable to carry out the purposes of this
     Agreement, each of the Parties will take such further action (including the execution and delivery of such further  instruments  and  documents) as any other Party reasonably may request, all at the sole cost and expense of the
     requesting   Party   (unless   the   requesting   Party  is   entitled   to
     indemnification therefore under Article VII below). The Sellers acknowledge and agree that from and after the  Closing  the Buyer will be  entitled  to possession  of all  documents,  books,  records  (including  Tax  records), agreements,  and financial  data of any sort relating to the Target and its
     Subsidiary.

5.2  Litigation  Support.  In the event and for so long as any Party actively is contesting  or defending  against any action,  suit,  proceeding,  hearing, investigation,  charge, complaint,  claim, or demand in connection with (i)
     any  transaction  contemplated  under  this  Agreement  or (ii)  any  fact, situation,  circumstance,  status,  condition,  activity,  practice,  plan, occurrence,  event, incident,  action, failure to act, or transaction on or prior to the Closing Date  involving any of the Target and its  Subsidiary, other than an action,  suit,  proceeding,  hearing,  investigation  charge, complaint,  claim or demand between the Parties,  each of the other Parties will  cooperate  with him or it and his or its  counsel  in the  contest or defense,  make available  their  personnel,  and provide such testimony and access to their books and records as shall be necessary in connection  with the contest or defense,  all at the sole cost and expense of the contesting or defending Party (unless the contesting or defending Party is entitled to indemnification therefore under Article VII below).

5.3  Transition.  None of the  Sellers  will take any action that is designed or intended to have the effect of discouraging any lessor, licensor, customer, supplier,  or  other  business  associate  of  any of the  Target  and  its
     Subsidiary from maintaining the same business relationships with the Target and its Subsidiary  after the Closing as it maintained  with the Target and its  Subsidiary  prior to the  Closing.  Each of the Sellers will refer all customer  inquiries  relating  to the  businesses  of the  Target  and  its
     Subsidiary to the Target or the Buyer from and after the Closing.

5.4  Confidentiality. Each of the Sellers will treat and hold as such all of the
     Confidential  Information,  refrain  from  using  any of  the  Confidential
     Information except in connection with this Agreement,  and deliver promptly to the Target or  destroy,  at the  request  and  option of the Buyer,  all tangible embodiments (and all copies) of the Confidential Information which are in his or its  possession.  In the  event  that any of the  Sellers  is requested  or required  (by oral  question or request  for  information  or
     documents  in  any  legal  proceeding,   interrogatory,   subpoena,   civil
     investigative  demand,  or similar  process) to disclose  any  Confidential
     Information,  that Seller will notify the Buyer  promptly of the request or requirement so that the Buyer may seek an appropriate  protective  order or waive  compliance  with the  provisions  of this  Section  5.4.  If, in the absence of a protective order or the receipt of a waiver hereunder,  any of the  Sellers  is, on the  advice of  counsel,  compelled  to  disclose  any
     Confidential Information to any tribunal or else stand liable for contempt, that Seller may  disclose the  Confidential  Information  to the  tribunal;
     provided,  however,  that the  disclosing  Seller shall use his or its best efforts to obtain, at the request of the Buyer, an order or other assurance that  confidential  treatment  will  be  accorded  to such  portion  of the
     Confidential  Information  required  to be  disclosed  as the  Buyer  shall designate.  The foregoing  provisions  shall not apply to any  Confidential
     Information that is generally  available to the public immediately prior to the time of disclosure.

5.5  Covenant Not to Compete. For a period of three (3) years from and after the
     Closing  Date,  none  of the  Sellers  who  were  employed  by  the  Target immediately  prior to the  Closing  and are  listed on  Exhibit G  attached hereto  will engage  directly  or  indirectly  in any  business  related to
     Eforms,  Business Process  Management or Content Management that the Target or its Subsidiary conducts as of the Closing Date in any geographic area in which the Target or its Subsidiary conducts that business as of the Closing
     Date,  other than as an employee or  consultant of the Target or any of its
     Affiliates,  and in  consideration  of this  separate  covenant  from these
     Sellers the Buyer  agrees to pay a  non-competition  fee on or prior to the
     Distribution  Date in the amount  set forth in  Exhibit H attached  hereto;
     provided,  however,  that no owner of less  than  one  percent  (1%) of the outstanding  stock of any publicly  traded  corporation  shall be deemed to engage  solely by reason  thereof  in any of its  businesses.  If the final judgment of a court of  competent  jurisdiction  declares  that any term or provision  of this  Section  5.5 is invalid or  unenforceable,  the Parties
     agree  that  the  court  making  the   determination   of   invalidity   or
     unenforceability  shall have the power to reduce the  scope,  duration,  or area of the term or provision,  to delete specific words or phrases,  or to replace  any  invalid or  unenforceable  term or  provision  with a term or provision  that  is  valid  and  enforceable  and  that  comes  closest  to expressing the intention of the invalid or unenforceable term or provision, and this Agreement shall be enforceable as so modified after the expiration of the time within which the judgment may be appealed.

                                   ARTICLE VI
              CONDITIONS TO DISTRIBUTION OF INITIAL PURCHASE AMOUNT

     Subject to the terms and  conditions of the Escrow  Agreement,  the Initial
Purchase  Amount shall not be  distributed  by the Escrow Agent until all of the following  conditions have been satisfied by the Sellers or waived in writing by the Buyer:

     (a)  the  Sellers  shall  have  performed  and  complied  with all of their covenants hereunder with respect to the Permitted Transactions;

     (b)  the Sellers  shall have  delivered  or caused to be delivered to Buyer the various  certificates,  instruments,  and documents referred to in
          Sections 2.5(a) and 2.5(b) above (other than 2.5(b)(iii),  the failure to comply with which shall only result in the  application  of Section
          2.7 to the applicable Shareholder);  in particular,  the Sellers shall
          have   delivered  or  caused  to  be  delivered  to  the  Buyer  stock certificates  representing all outstanding Target Shares,  endorsed in blank or accompanied by duly executed  assignment  documents,  and, in
          the  case  of  Target  Shares  held  by  Other   Shareholders,   Other
          Shareholder  Representation  Statements in the form attached hereto as
          Exhibit B, duly executed by each of the Other Shareholders.

                                  ARTICLE VII
                     Remedies for Breaches of This Agreement

7.1  Survival of Representations and Warranties.  All of the representations and warranties of the Sellers contained in Sections 3.1(b),  3.1(e), 4.2, 4.11,
     4.24(o) and 4.26 shall  survive the  Closing  hereunder  (even if the Buyer knew or had reason to know of any  misrepresentation  or breach of warranty at the time of  Closing)  and  continue  in full force and  effect  forever thereafter (subject to any applicable statutes of limitations).  All of the other  representations  and  warranties  of the Parties  contained  in this
     Agreement  shall survive the Closing (even if the damaged Party knew or had reason to know of any  misrepresentation  or breach of warranty at the time of Closing)  and continue in full force and effect for a period of eighteen months thereafter.

7.2  Indemnification Provisions for Benefit of the Buyer.

     (a)  In the event any of the  Sellers,  Other  Shareholders  or the  Target
          breaches (or in the event any third party alleges facts that, if true, would mean any of the Sellers,  Other  Shareholders  or the Target has
          breached)  any of  their  representations,  warranties,  or  covenants
          contained   herein   or  in  the  Other   Shareholder   Representation
          Statements,  respectively,  and,  if there is an  applicable  survival period pursuant to Section 7.1 above,  provided that the Buyer makes a written claim (a "Claim  Notice") for  indemnification  against any of the Sellers pursuant to Section 9.9 below within such survival period, then  each of the  Sellers  agrees  to  indemnify  the  Buyer  and its
          Affiliates  from and against the entirety of any Adverse  Consequences the Buyer or its  Affiliates  may suffer through and after the date of the claim for indemnification  (including any Adverse Consequences the
          Buyer or its  Affiliates  may suffer  after the end of any  applicable survival period)  resulting from,  arising out of, relating to, in the nature of, or caused by the breach (or the alleged breach).

     (b)  Each of the Sellers  agrees to indemnify the Buyer and its  Affiliates from and against the entirety of any Adverse Consequences the Buyer or its Affiliates may suffer resulting from, arising out of, relating to, in the nature  of, or caused by claims by any holder or former  holder
          of  Target   Shares   regarding   (i)  the  relative   amount  of  the
          consideration  received  or not  received  by  such  holder  for  such
          holder's   Target   Shares  in   connection   with  the   transactions
          contemplated  by this  Agreement,  or (ii) the  exercise or  purported exercise of any rights to purchase, redeem or cancel any Target Shares or  options,  warrants  or other  rights  to  acquire  Target  Shares;
          provided,  however,  that  the  Sellers  shall  not  be  obligated  to indemnify  the Buyer for any such Adverse  Consequences  caused by any breach by the Buyer of Section 2.2 or 2.9.

     (c)  Each of the Sellers  agrees to indemnify the Buyer and its  Affiliates from and against the  entirety of any Adverse  Consequences  the Buyer may suffer resulting from,  arising out of, relating to, in the nature of, or caused by any Liability of the Target or its Subsidiary (i) for
          any Taxes of the Target  and its  Subsidiary  with  respect to any Tax year or portion  thereof  ending on or before the Closing Date (or for any Tax year beginning before and ending after the Closing Date to the extent allocable  (determined in a manner consistent with Section 8.3)
          to the  portion  of such  period  beginning  before  and ending on the
          Closing Date),  except to the extent such Taxes are both (x) reflected in the reserve for Tax Liability (rather than any reserve for deferred
          Taxes established to reflect timing  differences  between book and Tax income)  shown  on the  face  of the  Closing  Balance  Sheet  and (y)
          included in the calculation of the Adjustment Amount, and (ii) for the unpaid Taxes of any Person  (other than the Target or its  Subsidiary)
          under Reg. Section 1.1502-6 (or any similar provision of state, local, or foreign  law),  as a  transferee  or  successor,  by  contract,  or otherwise.  For purposes of the preceding sentence, in the case of any
          Taxes  that are  imposed  on a periodic  basis and are  payable  for a
          Taxable  period that  includes (but does not end on) the Closing Date, the portion of such Tax which  relates to the portion of such  Taxable period  ending on the Closing  Date shall (x) in the case of any Taxes other than Taxes  based  upon or  related  to income or  receipts,  be deemed to be the  amount  of such Tax for the  entire  Taxable  period multiplied  by a fraction the numerator of which is the number of days in the Taxable  period ending on the Closing Date and the  denominator of which is the number of days in the entire Taxable  period,  and (y)
          in the case of any Tax based upon or related to income or  receipts be deemed  equal to the amount  which  would be  payable if the  relevant
          Taxable  period ended on the Closing Date. For the avoidance of doubt, since the reserve for Tax Liability on the face of the Closing Balance
          Sheet will reflect  CAD$1,029,000  on account of Adverse  Consequences arising  from the  request to amend the 2002 T2 and AT1 Tax Returns of the Target and since such reserve will be included in the  calculation of the Adjustment  Amount,  the Parties  acknowledge  that the Sellers will not be  obligated to indemnify  the Buyer or its  Affiliates  for
          Adverse Consequences arising from the request to amend the 2002 T2 and
          AT1 Tax Returns of the Target  except to the extent that such  Adverse
          Consequences, including any amounts paid on account of income Taxes on or after the Closing Date, exceed CAD$1,029,000 in the aggregate.

     (d)  Without limiting the generality of Section 7.2(a) and  notwithstanding any  disclosures  made in the Target  Disclosure  Letter,  each of the
          Sellers  agrees to  indemnify  the Buyer and its  Affiliates  from and against  the  entirety of any  Adverse  Consequences  the Buyer or its
          Affiliates  may  suffer  through  and  after the date of the claim for indemnification  (including any Adverse  Consequences the Buyer or its
          Affiliates may suffer after the end of any applicable survival period)
          resulting  from,  arising  out of,  relating  to, in the nature of, or
          caused  by  the  actual  or  alleged  use  or   incorporation  of  any
          Intellectual  Property  owned by any third party in any product of the
          Target without adequate license from, or consent of, such third party.

7.3  Indemnification  Provisions  for Benefit of the  Sellers.  In the event the
     Buyer  breaches  (or in the event any third party  alleges  facts that,  if true,  would  mean the  Buyer  has  breached)  any of its  representations, warranties,  or covenants  contained herein, and, if there is an applicable survival  period  pursuant to Section 7.1 above,  provided  that any of the

     Sellers delivers a Claim Notice for  indemnification  to the Buyer pursuant to Section 9.9 below within such survival period,  then the Buyer agrees to indemnify  each of the  Sellers and their  Affiliates  from and against the entirety  of any  Adverse  Consequences  the Seller or its  Affiliates  may
     suffer  through  and  after  the  date  of the  claim  for  indemnification
     (including any Adverse Consequences the Seller or its Affiliates may suffer after the end of any applicable  survival period)  resulting from,  arising out of,  relating  to, in the  nature  of, or caused by the  breach (or the alleged breach).

7.4  Procedure for Claims between Parties.  If a claim for indemnification is to be made by a Party entitled to indemnification  hereunder, such Party shall give  written  notice  to the  indemnifying  Party,  as soon as  reasonably practicable after such indemnified Party becomes aware that any existing or occurred fact, condition or event may give rise to Adverse Consequences for which  indemnification may be sought under this Article VII. Any failure to submit any such notice of claim to the indemnifying Party shall not relieve the indemnifying Party of any liability hereunder, except to the extent the indemnifying Party is actually prejudiced by such failure. The indemnifying
     Party  shall be  deemed  to have  accepted  the  notice  of  claim  and the indemnifying  Party  shall be deemed to have  agreed to  indemnify  for the
     Adverse  Consequences  at issue if the  indemnifying  Party does not send a notice of  disagreement  to the  indemnified  Party  within  10 days  after receiving the written notice of a claim.

7.5  Matters Involving Third Parties.

     (a)  If any third party shall  notify any Party (the  "Indemnified  Party")
          with respect to any matter (a "Third Party Claim") which may give rise
          to  a  claim  for   indemnification   against  any  other  Party  (the
          "Indemnifying  Party")  under this Article VII,  then the  Indemnified
          Party shall promptly deliver a Claim Notice with respect to such claim to each Indemnifying Party;  provided,  however,  that no delay on the part of the  Indemnified  Party in notifying  any  Indemnifying  Party shall relieve the  Indemnifying  Party from any  obligation  hereunder unless (and then solely to the extent) the Indemnifying  Party thereby is prejudiced.

     (b)  Any  Indemnifying  Party will have the right to defend the Indemnified
          Party  against the Third  Party Claim  (other than a Third Party Claim with  respect to Taxes,  which shall be governed by Section  8.6) with counsel of its choice satisfactory to the Indemnified Party so long as
          (i) the Indemnifying  Party notifies the Indemnified  Party in writing within fifteen (15) days after the Indemnified  Party has given notice of the Third Party Claim that the  Indemnifying  Party will  indemnify the  Indemnified  Party from and against  the  entirety of any Adverse
          Consequences the Indemnified Party may suffer resulting from,  arising out of,  relating  to, in the nature of, or caused by the Third  Party
          Claim, (ii) the Indemnifying Party provides the Indemnified Party with evidence  acceptable to the  Indemnified  Party that the  Indemnifying
          Party will have the  financial  resources to defend  against the Third
          Party  Claim and fulfill its  indemnification  obligations  hereunder,
          (iii) the Third Party Claim  involves  only money damages and does not seek an injunction or other equitable  relief,  (iv) settlement of, or an adverse  judgment with respect to, the Third Party Claim is not, in the good faith judgment of the Indemnified Party,  likely to establish a precedential  custom or practice adverse to the continuing  business interests of the Indemnified  Party,  and (v) the  Indemnifying  Party
          conducts the defense of the Third Party Claim actively and diligently.

     (c)  So long as the  Indemnifying  Party is  conducting  the defense of the
          Third Party Claim in accordance  with Section  7.5(b)  above,  (i) the
          Indemnified Party may retain separate  co-counsel at its sole cost and expense and participate in the defense of the Third Party Claim,  (ii)
          the Indemnified Party will not consent to the entry of any judgment or enter  into any  settlement  with  respect  to the Third  Party  Claim without the prior written consent of the Indemnifying Party (not to be withheld  unreasonably),  and (iii) the  Indemnifying  Party  will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim without the prior written  consent of the Indemnified Party (not to be withheld unreasonably).

     (d)  In the event  any of the  conditions  in  Section  7.5(b)  above is or becomes  unsatisfied,  however,  (i) the Indemnified  Party may defend against,  and  consent to the entry of any  judgment or enter into any settlement with respect to, the Third Party Claim in any manner it may deem appropriate (and the Indemnified  Party need not consult with, or
          obtain  any  consent  from,  any  Indemnifying   Party  in  connection
          therewith),   (ii)  the   Indemnifying   Parties  will  reimburse  the
          Indemnified Party promptly and periodically for the costs of defending
          against  the  Third  Party  Claim   (including   attorneys'  fees  and
          expenses),  and (iii) the Indemnifying Parties will remain responsible
          for  any  Adverse   Consequences  the  Indemnified  Party  may  suffer
          resulting  from,  arising  out of,  relating  to, in the nature of, or caused by the Third Party Claim to the fullest extent provided in this
          Article VII.

7.6  Determination of Adverse Consequences.  All indemnification  payments under this Article VII shall be deemed  adjustments to the Purchase Price. To the extent  that  Adverse  Consequences  are  incurred  or suffered in Canadian dollars,  the amount of such Adverse  Consequences in U.S. dollars shall be determined  using the closing exchange rate published by the Bank of Canada for the date the applicable  Claim Notice is delivered to the  Indemnifying
     Party.

7.7  Buyer's  Right  of  Offset.  Anything  in this  Agreement  to the  contrary notwithstanding,  Buyer may withhold and set off against any other  amounts otherwise  due the Sellers any amount as to which the Sellers are obligated to indemnify Buyer pursuant to any provision of this Article VII.

7.8  Payment of Indemnity  Holdback Amount.  The Escrow Agent shall hold and pay the Indemnity  Holdback  Amount pursuant to this Article VII and the Escrow
     Agreement.  If the Buyer has not  delivered  a Claim  Notice to the Sellers within  eighteen  months  after  the  Closing  Date,  all of the  Indemnity
     Holdback Amount shall be paid promptly  thereafter to the Shareholders.  If the Buyer has  delivered  one or more Claim  Notices to the Sellers and the
     Escrow Agent within eighteen months after the Closing Date and has received a distribution from the Indemnity  Holdback Amount in respect of such Claim
     Notice, or the amount of Adverse  Consequences related to such Claim Notice has been  determined  but not paid,  or the amount of Adverse  Consequences related to such Claim Notice has not then been determined, the Escrow Agent shall  distribute to the Shareholder  promptly after the expiration of such eighteen month period an amount equal to the Indemnity Holdback Amount less
     (i) any amounts previously  distributed to the Buyer pursuant to the Escrow
     Agreement  and (ii) an amount  reasonably  estimated  by Buyer to cover any unpaid or unresolved  claims.  Any payments to be made to the  Shareholders under this Section 7.8 shall be made to or to the order of each Shareholder pro-rata as described  in Section 2.2. The Buyer and the Sellers  agree and acknowledge that claims against the Indemnity  Holdback Amount shall not be the Buyer's exclusive method of receiving  indemnification from the Sellers pursuant to this Article VII.

7.9  Manner of Payment. All payments made by the Buyer or the Sellers under this
     Article VII,  including  distributions of the Indemnity  Holdback Amount to the Sellers,  shall be made by wire transfer of immediately available funds to an account  designated  by the payee.  The Sellers  shall be jointly and severally liable for any amounts to be paid to the Buyer under this Article
     VII.

7.10 Limitation  on  Indemnity.   The  maximum   aggregate   amount  of  Adverse
     Consequences  for which the  Sellers or the Buyer,  respectively,  shall be liable under this Article VII shall be  USD$8,550,000;  provided,  however, that the maximum  aggregate  amount of Adverse  Consequences  for which the
     Sellers or the Buyer, respectively,  shall be liable for claims for which a
     Claim Notice is delivered  after the six month  anniversary  of the Closing
     Date shall be USD$3,775,000;  provided, further, that the maximum aggregate amount  of  Adverse  Consequences  for  which  the  Sellers  or the  Buyer, respectively,  shall be  liable  for  claims  for  which a Claim  Notice is delivered  after the one year  anniversary  of the  Closing  Date  shall be
     USD$2,137,500.  Notwithstanding the foregoing, the limitations contained in
     this   Section   7.10   shall  not  apply   with   respect  to  claims  for
     indemnification  for Adverse  Consequences (i) arising in connection with a breach of representation or warranty contained in Sections 3.1(b),  3.1(e),
     4.2, 4.11,  4.24(o) and 4.26, (ii) arising in connection with a breach of a covenant  contained  in Article V, or (iii)  made  under  Sections  7.2(b),
     7.2(c) or 7.2(d).

7.11 Other Indemnification  Provisions. The foregoing indemnification provisions are in addition to, and not in derogation of, any statutory,  equitable, or common  law  remedy  any  Party  may have  for  breach  of  representation, warranty, or covenant. Each of the Sellers hereby agrees that he or it will not make any claim for indemnification against the Target or its Subsidiary by reason of the fact that he or it was a director,  officer,  employee, or agent of any such  entity or was  serving at the request of any such entity as a partner,  trustee,  director,  officer,  employee, or agent of another entity  (whether such claim is for judgments,  damages,  penalties,  fines, costs,  amounts paid in  settlement,  losses,  expenses,  or otherwise  and whether such claim is pursuant to any  statute,  charter  document,  bylaw, agreement,  or  otherwise)  with respect to any action,  suit,  proceeding, complaint,  claim,  or demand  brought  by the Buyer  against  such  Seller
     (whether such action,  suit,  proceeding,  complaint,  claim,  or demand is pursuant to this Agreement, applicable law, or otherwise).

                                  ARTICLE VIII
                                   TAX MATTERS

     The following  provisions shall govern the allocation of  responsibility as between Buyer and Sellers for certain Tax matters following the Closing Date:

8.1  Section 338  Election.  With respect to the purchase of the Target  Shares, the Buyer may, in its sole  discretion,  make the election  provided for by
     Section  338(g)  of the  Code  and  the  Treasury  Regulations  promulgated thereunder  and any comparable  election under state,  local or foreign Tax
     Law (the "Section 338 Election"). With respect to the Section 338 Election,

     if the  Buyer  opts to make the  Section  338  Election,  the Buyer and the
     Sellers shall take no action  inconsistent with the Section 338 Election or the  allocation  of the  Purchase  Price among the assets of the Target (as such allocation will be prepared by the Buyer and delivered to the Sellers)
     for the purpose of all Tax Returns filed by each of them,  unless  required by law.

8.2  Tax Periods Ending on or Before the Closing Date. The Buyer shall cause the
     Target to prepare or cause to be prepared and file or cause to be filed all
     Tax Returns for the Target and its  Subsidiary for all periods ending on or prior to the Closing Date which are filed after the Closing Date. The Buyer shall  permit the Target and its  Subsidiary  to review and comment on each such Tax Return  described in the preceding  sentence prior to filing,  and
     Buyer shall  consider any such  comments.  The Sellers shall  reimburse the
     Buyer for Taxes of the  Target  and its  Subsidiary  with  respect  to such periods  within  fifteen (15) days after payment by the Buyer or the Target and its Subsidiary of such Taxes,  except to the extent such Taxes are both
     (x) reflected in the reserve for Tax Liability (rather than any reserve for deferred Taxes established to reflect timing  differences  between book and
     Tax income) shown on the face of the Closing Balance Sheet and (y) included in the calculation of the Adjustment Amount.

8.3  Tax Periods  Beginning  Before and Ending After the Closing Date. The Buyer
     shall prepare or cause to be prepared and file or cause to be filed any Tax
     Returns of the Target and its Subsidiary for Tax periods which begin before the Closing Date and end after the Closing  Date.  The Sellers shall pay to the Buyer  within  fifteen (15) days after the date on which Taxes are paid with  respect to such  periods an amount equal to the portion of such Taxes which  relates to the portion of such Taxable  period ending on the Closing
     Date, except to the extent such Taxes are both (x) reflected in the reserve for Tax Liability  (rather than any reserve for deferred Taxes  established to reflect  timing  differences  between book and Tax income)  shown on the face of the Closing  Balance Sheet and (y) included in the  calculation  of the Adjustment Amount. For purposes of the preceding sentence,  Taxes shall be allocated in the manner set forth in the penultimate sentence of Section
     7.2(c).

8.4  Third Party Costs of Tax Return Preparation. All third party fees, expenses and costs  incurred in connection  with any Tax Returns  prepared and filed pursuant to Sections 8.2 and 8.3 shall be borne 50% by the Buyer and 50% by the Sellers;  provided, that the Sellers shall not be obligated to pay more than $3,000 for fees,  expenses and costs  incurred in connection  with any
     Tax Returns prepared and filed pursuant to Section 8.3.

8.5  Cooperation on Tax Matters.

     (a)  The  Buyer,  the  Target  and its  Subsidiary  and the  Sellers  shall cooperate  fully,  as and to the extent  reasonably  requested  by the other party, in connection with the filing of Tax Returns  pursuant to this  Article  and any  audit,  litigation  or other  proceeding  with respect to Taxes. As part of such cooperation,  the Sellers shall make themselves  available to the Buyer, the Target and its Subsidiary on a mutually  convenient  basis to provide  explanations  of any materials delivered hereunder,  to provide additional information and to respond to inquiries  with respect to Taxes.  The Sellers shall deliver to the
          Buyer  within  thirty  (30)  days of the  Closing  Date all  books and records  with  respect to Tax matters  pertinent to the Target and its
          Subsidiary relating to any taxable period beginning before the Closing
          Date.

     (b)  The Buyer and the Sellers  further agree,  upon request,  to use their best  efforts to obtain any  certificate  or other  document  from any
          Governmental  Entity  or any  other  Person  as may  be  necessary  to
          mitigate,   reduce  or  eliminate   any  Tax  that  could  be  imposed
          (including,  but not  limited  to,  with  respect to the  transactions contemplated hereby).

     (c)  The Buyer and the Sellers further agree, upon request,  to provide the other party with all information  that either party may be required to report  pursuant  to  Section  6043  of  the  Code  and  all  Treasury
          Department Regulations promulgated thereunder.

8.6  Contest  Provisions.  The Buyer  shall  have the right to  control,  and to represent the interests of all affected taxpayers in, any audit, assessment of Taxes,  other examination by any Taxing authority,  proceeding or appeal of such a proceeding, whether judicial or administrative, relating to Taxes of the Target and its Subsidiary (any such proceeding,  a "Contest") and to employ counsel of its choice; provided,  however, that, with respect to any such  Contest for Taxes for which the Sellers may be required to  indemnify the Buyer,  the Sellers shall be entitled to participate in such Contest at their own expense;  provided,  further,  that  notwithstanding the Sellers'
     participation  in any  Contest,  Buyer  shall  retain  control  of all such
     Contests.

8.7  Certain Taxes. All transfer,  documentary,  sales, use, stamp, registration and other  such  Taxes and fees  (including  any  penalties  and  interest)
     incurred in connection  with this  Agreement  (including any New York State
     Gains Tax, New York City  Transfer Tax and any similar Tax imposed in other states or  subdivisions),  shall be paid by the Sellers  when due,  and the
     Sellers  will,  at their own expense,  file all  necessary  Tax Returns and other documentation with respect to all such transfer,  documentary, sales, use,  stamp,  registration  and other  Taxes and fees,  and, if required by applicable  law, the Buyer will,  and will cause its affiliates to, join in the execution of any such Tax Returns and other documentation.  The Sellers shall provide the Buyer with evidence  satisfactory  to the Buyer that such
     Taxes have been paid by the Sellers.

                                   ARTICLE IX
                                  MISCELLANEOUS

9.1  Nature of  Obligations.  Except as  provided  below,  the  representations, warranties,  and  covenants  of the  Sellers  in this  Agreement  are joint obligations of the Sellers.  This means that the Sellers as a group will be responsible to the extent provided in Article VII above for the entirety of any  Adverse  Consequences  the Buyer may  suffer as a result of any breach thereof,  and each Seller shall be  responsible  for the proportion of such
     Adverse  Consequences  equal to the  proportion of the total  consideration paid to the Sellers  pursuant  to Section 2.2 that is paid to such  Seller.
     Notwithstanding  the  foregoing,  (i)  each  Seller  shall be  jointly  and severally  liable for all obligations  arising under this Agreement of such
     Seller's  spouse  (or any  person  who was such  Seller's  spouse as of the
     Closing  Date),  and (ii) the Sellers  shall be  severally  and not jointly liable for their respective obligations under Sections 5.4 and 5.5.

9.2  Allocation of Purchase Price. The Sellers  acknowledge that they are solely responsible  for determining the allocation of the Purchase Price among the holders of the Target  Shares as set forth on Schedule  2.2, and agree that
     Buyer shall have no Liability  relating to such  allocation or arising from the distribution of the Purchase Price or any portion thereof in accordance with Schedule 2.2. All disputes  among the Sellers or among the Sellers and the other  holders  or former  holders  of Target  Shares,  or any of them, relating to the allocation of the Purchase Price shall be resolved  between such parties  without the  involvement of the Buyer or any affiliate of the
     Buyer.

9.3  Press  Releases  and Public  Announcements.  No Party shall issue any press release or make any public  announcement  relating to the subject matter of this  Agreement  without  the prior  written  approval of the Buyer and the
     Sellers'  Representatives;  provided,  however, that any Party may make any public  disclosure it believes in good faith is required by applicable  law
     or  any  listing  or  trading  agreement   concerning  its  publicly-traded
     securities (in which case the disclosing Party will use its reasonable best efforts to advise the other Parties prior to making the disclosure).

9.4  No Third-Party Beneficiaries. This Agreement shall not confer any rights or remedies  upon any  Person  other  than the  Parties  and their  respective successors and permitted assigns.

9.5  Entire  Agreement.  This  Agreement  (including  the documents  referred to herein)  constitutes the entire  agreement among the Parties and supersedes any prior  understandings,  agreements,  or representations by or among the
     Parties,  written  or oral,  to the extent  they  related in any way to the subject matter hereof.

9.6  Succession and  Assignment.  This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective  successors and permitted assigns.  No Party may assign either this Agreement or any of his or its rights,  interests,  or obligations  hereunder without the prior written approval of the Buyer and the Sellers'  Representatives;  provided, however,  that  the  Buyer  may (i)  assign  any or all of its  rights  and interests hereunder to one or more of its Affiliates and (ii) designate one or more of its Affiliates to perform its  obligations  hereunder (in any or all of which cases the Buyer nonetheless  shall remain  responsible for the performance of all of its obligations hereunder).

9.7  Counterparts.  This Agreement may be executed in one or more  counterparts, each of which shall be deemed an original  but all of which  together  will constitute one and the same instrument.

9.8  Headings. The section headings contained in this Agreement are inserted for
     convenience   only  and  shall  not  affect  in  any  way  the  meaning  or interpretation of this Agreement.

9.9  Notices. All notices,  requests,  demands, claims, and other communications hereunder will be in writing. Any notice, request,  demand, claim, or other communication  hereunder  shall be  deemed  duly  given  when  received  if
     personally   delivered;   when  transmitted  if  transmitted  by  confirmed
     telecopy;  the day  after it is sent,  if sent for next day  delivery  to a domestic address by recognized  overnight  delivery service (e.g.,  FedEx);
     and upon receipt,  if sent by certified or registered mail,  return receipt requested, and addressed to the intended recipient as set forth below:

                  If to the Sellers:

                  Copy to:

                           McCuaig Desrochers LLP
                           2401 TD Tower
                           10088 - 102 Avenue
                           Edmonton Centre N.W.
                           Edmonton, Alberta T5J 2Z1
                           Attention: Pierre Desrochers
                           Telecopy:  (780) 426-0982

                  If to the Buyer:

                  Copy to:

                           Latham and Watkins LLP
                           650 Town Center Drive, 20th Floor
                           Costa Mesa, California 92626
                           Attention: R. Scott Shean, Esq.
                           Telecopy:  (714) 755-8290

Any Party may send any notice,  request,  demand,  claim, or other communication hereunder  to the  intended  recipient  at the address set forth above using any other means (including personal delivery,  expedited courier, messenger service, telecopy,  telex,  ordinary  mail,  or  electronic  mail),  but no such  notice, request, demand, claim, or other communication shall be deemed to have been duly given  unless and until it actually is received by the intended  recipient.  Any
Party may change the address to which notices,  requests,  demands,  claims, and other  communications  hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

9.10 Sellers'  Representatives.  Each Seller by executing this Agreement  hereby irrevocably  constitutes and appoints Donald Murphy and Wayne Malkin as the
     Sellers' Representatives,  with full power and authority to act in the name of and for and on behalf of such Seller with respect to all matters arising in  connection  with, or related to, this  Agreement  and the  transactions contemplated  hereby and thereby.  The Sellers'  Representatives are hereby appointed  (i) the  agents and true and  lawful  attorneys-in-fact  of each
     Seller,  with  full  power of  substitution,  and with  full  capacity  and authority  in their sole  discretion,  to act in the name of and for and on behalf of each  Seller  in  connection  with all  matters  arising  out of, resulting  from,  contemplated by or related or incident to this Agreement;
     provided, that any affirmative action taken by the Sellers' Representatives shall only be  effective  if  approved  or  consented  to by both  Sellers'
     Representatives,  and (ii) the  agents  for  service  of  process  for each
     Seller, and each Seller hereby  irrevocably  consents to the service of any and all process in any action or  proceeding  arising out of or relating to this  Agreement  by the  delivery of such process to either of the Sellers'
     Representatives.  Without  limiting the  generality of the  foregoing,  the power of the Sellers'  Representatives shall include the power to represent each Seller  with  respect to all  aspects of this  Agreement,  which power shall  include,  without  limitation,  the  power to (i)  waive any and all conditions of this  Agreement,  (ii) amend this Agreement and any agreement executed  in  connection  herewith in any  respect,  (iii)  bring,  assert, defend, negotiate or settle any claims or actions for indemnity pursuant to
     Article  VII  hereof,  (iv)  retain  legal  counsel or  accountants  and be reimbursed by the Sellers for all fees,  expenses and other charges of such legal counsel or accountants,  (v) receive notices or other communications,
     (vi) deliver any notices,  certificates  or other documents  required,  and
     (vii)  take all such other  action  and to do all such other  things as the
     Sellers'  Representatives  deems  necessary,   appropriate,   desirable  or
     advisable with respect to this Agreement. The Buyer shall have the absolute right and  authority  to rely upon the acts taken or omitted to be taken by the Sellers' Representatives on behalf of the Sellers (even if any omission to act is due to a failure of both Sellers'  Representatives to agree), and the Buyer shall have no duty to inquire as to the acts and omissions of the
     Sellers'  Representatives.  Each Seller hereby acknowledges and agrees that
     (i)  all  deliveries  by the  Buyer,  including,  without  limitation,  any payment, to the Sellers'  Representatives shall be deemed deliveries to the
     Sellers,  (ii) the Buyer shall not have any  liability  with respect to any aspect of the distribution or communication of such deliveries  between the
     Sellers'  Representatives  and any Seller and (iii) any disclosure  made to the Sellers'  Representatives  by or on behalf of the Buyer shall be deemed to be a disclosure  made to each Seller.  The Sellers  shall  indemnify the
     Buyer for any damages suffered,  including,  but not limited to, attorneys'
     fees and other costs, as a result of the Buyer's good faith reliance on the acts or  omissions  of the  Sellers'  Representatives.  Each Seller  hereby agrees that any payment  made by or on behalf of the Buyer to the  Sellers'
     Representatives on such Seller's behalf shall be deemed a direct payment to such  Seller,  and such  Seller  shall have no recourse to the Buyer in the event that such  payment is not  delivered  to such Seller by the  Sellers'
     Representatives for any reason. In the event such Sellers'  Representatives
     refuses  to,  or  is  no  longer   capable  of,  serving  as  the  Sellers'
     Representatives  hereunder,  the Requisite Sellers shall promptly appoint a successor Sellers'  Representative or  Representatives  who shall be one or more of David Perman,  John Murphy or Tim Senger,  and shall  thereafter be
     successor   Sellers'   Representatives    hereunder,   and   the   Sellers'
     Representatives  shall serve until such  successor  is duly  appointed  and qualified to act hereunder. In no event shall the Sellers'  Representatives be liable to any Seller  other than for acts or omissions  that  constitute gross  negligence  or  willful  misconduct  on the  part  of  the  Sellers'
     Representatives.  The Sellers shall indemnify the Sellers'  Representatives for  any  costs  or  expenses  incurred  by or on  behalf  of the  Sellers'
     Representatives  in connection  with his duties as, and in his capacity as,
     Sellers' Representatives and the Sellers' Representatives may withhold from any amounts otherwise  distributable  from the Indemnity Holdback Amount in order to obtain  reimbursement  for any such costs and expenses.  The Buyer agrees that any Sellers'  Representative who is an employee of the Buyer or any of its Affiliates shall not be deemed to be in breach of fiduciary duty by  virtue  of  acting  as a  Sellers'  Representative,  and  shall  not be prohibited by his employer from or  disciplined  by his employer for acting in his capacity as a Sellers' Representative,  notwithstanding that actions taken in good  faith in such  capacity  may be  inconsistent  with the best interests of his employer; provided, however, that nothing in this sentence shall be  construed  as granting to any such  Sellers'  Representative  any right with respect to  continuance of employment by the Buyer or any of its
     Affiliates,  and the right of such  Sellers'  Representative's  employer to terminate at will such  Sellers'  Representative's  employment  at any time
     (whether by dismissal,  discharge or otherwise),  with or without cause, is specifically reserved.

9.11 Governing  Law.  This  Agreement  shall be  governed  by and  construed  in accordance with the domestic laws of the Province of Alberta without giving effect to any choice or conflict of law  provision or rule  (whether of the

     Province  of  Alberta  or any  other  jurisdiction)  that  would  cause the application  of the laws of any  jurisdiction  other than the  Province  of
     Alberta. The Parties hereby attorn to the jurisdiction of the courts of the
     Province of Alberta in respect of any dispute relating to this Agreement.

9.12 Amendments  and Waivers.  No amendment of any  provision of this  Agreement shall be valid  unless the same shall be in writing and signed by the Buyer and the  Sellers'  Representatives.  No waiver by any Party of any default, misrepresentation,  or breach of warranty or  covenant  hereunder,  whether intentional  or not,  shall be deemed to extend to any prior or  subsequent default, misrepresentation,  or breach of warranty or covenant hereunder or affect in any way any rights  arising by virtue of any prior or  subsequent such occurrence.

9.13 Severability.  Any term or provision of this  Agreement  that is invalid or unenforceable  in any  situation in any  jurisdiction  shall not affect the validity or  enforceability of the remaining terms and provisions hereof or the validity or  enforceability  of the offending  term or provision in any other situation or in any other jurisdiction.

9.14 Expenses. Each of the Parties, the Target, and its Subsidiary will bear his or its own costs and expenses  (including legal fees and expenses) incurred in connection with this Agreement and the transactions contemplated hereby.
     The Sellers agree that neither the Target nor its  Subsidiary  has borne or will bear any of the Sellers'  costs and expenses  (including  any of their legal fees and  expenses) in connection  with this  Agreement or any of the transactions contemplated hereby.

9.15 Specific Performance.  Each of the Parties acknowledges and agrees that the other  Parties  would  be  damaged  irreparably  in  the  event  any of the provisions of this  Agreement  are not  performed in accordance  with their specific terms or otherwise are breached.  Accordingly, each of the Parties agrees  that the  other  Parties  shall be  entitled  to an  injunction  or injunctions to prevent  breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof, in addition to any other  remedy to which they may be  entitled,  at law or in equity.

9.16 Guaranty of Obligations.

     (a)  In order to induce  the  Sellers  to enter  into this  Agreement,  the
          Parent does hereby  unconditionally  guarantee to the Sellers the full performance  and  observance  of  all of  the  covenants,  conditions, representations  and  agreements  provided,  and to be  performed  and observed  by the Buyer in  Sections  2.2,  2.6,  5.1,  5.2 and 5.5 and
          Articles III, VII and VIII of the Agreement.

     (b)  The Parent does hereby waive  acceptance  and notice of  acceptance of the  guaranty  provided  in this  Section  9.16,  waive all demands of payment  and/or  performance  and the Parent agrees that its liability under this Section 9.16 shall not be affected,  reduced or impaired by reason of the failure of the Sellers to pursue or enforce  against the
          Buyer any right or remedy  available  to the  Sellers,  and the Parent hereby  waives  all right to  require  the  Sellers  first to  pursue, enforce or resort to any or all such rights or remedies of the Sellers against the Buyer.

     (c)  The guaranty  provided in this Section 9.16 is  independent  of and in addition to any security or other  remedies  which the Sellers have or may have for  performance of any of the obligations on the part of the
          Buyer; and the Parent agrees that the Sellers shall not be required to resort to any other security or other remedies before  proceeding upon the guaranty  provided in this Section 9.16,  but that the Sellers may proceed  hereunder  against  the  Parent  at any  time  it  sees  fit, independently of or concurrently with any other remedies it may have.

                                      *****

     IN WITNESS  WHEREOF,  the Parties hereto have executed this Agreement as of the date first above written.

                   FILENET NOVA SCOTIA CORPORATION,
                   a Nova Scotia unlimited liability corporation

                   By:                                                .

                   Name:                                              .

                   Title:                                             .

                                                                      .
                   DONALD MURPHY

                                                                      .
                   JOHN MURPHY

                                                                      .
                   TIM SENGER

                                                                      .
                   WAYNE MALKIN

                                                                      .
                   DAVID PERMAN

                                                                      .
                   DENISE MURPHY

                                                                      .
                   COLLEEN MURPHY

                                                                      .
                   KATHY MALKIN

                                                                      .
                   DONNA PERMAN

                   SIGNATURE PAGE TO STOCK PURCHASE AGREEMENT

                   SHANA CORPORATION,
                   an Alberta corporation

                   By:                                                .

                   Name:                                              .

                   Title:                                             .

                   FILENET CORPORATION,
                   a Delaware corporation

                   By:                                                .

                   Name:                                              .

                   Title:                                             .

                   SIGNATURE PAGE TO STOCK PURCHASE AGREEMENT

                                                                 EXHIBIT 10.15.1
                                                                 EXECUTION COPY

                                ESCROW AGREEMENT

     THIS Escrow Agreement (this  "Agreement")  made and entered into as of this
2nd day of April by and among  FileNet  Nova Scotia  Corporation,  a Nova Scotia unlimited liability  corporation (the "Buyer"),  Donald Murphy, John Murphy, Tim
Senger, Wayne Malkin, David Perman, Denise Murphy,  Colleen Murphy, Kathy Malkin
and Donna Perman (collectively the "Sellers"),  and Bennett Jones LLP, as Escrow
Agent ("the Escrow Agent").

                                    RECITALS

     A.  Concurrently  with the  execution  and  delivery  hereof,  the Buyer is acquiring  the all shares of the capital stock of the Target held by the Sellers pursuant to a Stock  Purchase  Agreement  by and among the Buyer,  the  Sellers,
Shana   Corporation,   an  Alberta   corporation   (the  "Target")  and  FileNet
Corporation,  a Delaware  corporation,  dated as of April 2, 2002 (the "Purchase
Agreement").

     B. The Purchase  Agreement  provides  that the Sellers and the Target shall cause all other  shares of the capital  stock of the Target to be sold to either the Buyer or the Target,  and that the Sellers and the Other Shareholders of the
Target  selling  shares to the Buyer shall  receive the Purchase  Price once the
Sellers  have  delivered  or  caused  to be  delivered  to the  Buyer all of the outstanding shares of the capital stock of the Target (the "Target Shares").

     C. The  Purchase  Agreement  also  provides  that the  Buyer  shall pay the
Purchase  Price into escrow upon  execution  of the  Purchase  Agreement,  to be distributed  to the  Sellers  and the  Other  Shareholders  as  provided  in the
Purchase Agreement and this Agreement.

     D. The Purchase  Agreement  also provides that the Sellers shall  indemnify the Buyer and its Affiliates  with respect to certain matters upon the terms and subject  to the  conditions  provided  in the  Purchase  Agreement  and  that as security  therefore (and not in lieu thereof) an escrow shall be established for the protection of Buyer.

     E.  A  material   condition  to  the   consummation  of  the   transactions
contemplated  by the Purchase  Agreement  is that the parties  hereto enter into this Agreement.

                                    AGREEMENT

     NOW  THEREFORE,  as a material  inducement  to Buyer to acquire  the Target
Shares in accordance  with the terms and  conditions of the Purchase  Agreement, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereby agree as follows:

     1. Defined Terms.  Capitalized  terms used herein without  definition shall have the meanings ascribed to them in the Purchase Agreement.

     2. Appointment of Representatives.  The Sellers' Representatives are hereby appointed as agents and attorneys-in-fact (the "Representatives") of the Sellers and the Other  Shareholders  for all  actions or  decisions  hereunder,  and any action  taken by the  Representatives  shall be binding  and  conclusive  on the
Sellers and the Other  Shareholders  and may be relied upon by the Buyer and the
Escrow Agent; provided, that any affirmative action taken by the Representatives shall only be effective if approved or consented to by both Representatives.  In the  event  of the  resignation,  death or  incapacity  of a  Representative,  a successor  Representative  shall be appointed as provided in Section 9.10 of the
Purchase Agreement. The Representatives shall not be liable for any action taken or omitted by them,  or any action  suffered by them to be taken or omitted,  in good faith,  and in the  exercise of their own best  judgment.  Sam  Auriemma is hereby irrevocably appointed as agent and attorney-in-fact (the "Buyer's Agent")
of the Buyer for all actions or decisions hereunder, and any action taken by the
Buyer's  Agent  shall be binding and  conclusive  on the Buyer and may be relied upon by the other  parties  hereto.  In the event of the  resignation,  death or incapacity of the Buyer's Agent, the Buyer's Agent shall be the President of the
Buyer or such other person as shall be designated by the President of the Buyer.
The Buyer's Agent shall not be liable for any action taken or omitted by him, or any action  suffered  by him to be taken or omitted,  in good faith,  and in the exercise of his own best judgment.

     3. Commencement of Duties. The Buyer, simultaneously with the execution and delivery of this Agreement,  will transfer to the Escrow Agent the aggregate sum of Eight Million Five Hundred Fifty Thousand Dollars ($8,550,000) (the "Escrowed
Funds"),  to be held as  follows:  (i)  $1,026,000  as the  "Indemnity  Holdback
Amount" and (ii) $7,524,000 as the "Initial  Purchase  Amount".  Upon receipt by the Escrow Agent of the Escrowed  Funds,  the duties and  obligations of each of the parties to this Agreement will commence.

     4. Escrowed  Funds.  Upon receipt of the Escrowed  Funds,  the Escrow Agent shall send a notice to the  Representatives  and the Buyer's Agent acknowledging receipt  of the  Escrowed  Funds and  shall  hold the  Escrowed  Funds in escrow pursuant to the terms of this  Agreement.  Until such time as the Escrowed Funds shall be distributed by the Escrow Agent as provided herein,  the Escrowed Funds shall be invested  and  reinvested  by the Escrow Agent in  accordance  with the
written   instructions  of  the   Representatives,   subject  to  the  following
limitations:

          (a) The Escrowed  Funds shall be held and invested  separately  as the
     Indemnity  Holdback  Amount  and the  Initial  Purchase  Amount.  Except as
     provided in Section 2.7 of the Purchase Agreement, the Escrowed Funds shall be held and invested in United States dollars. Such funds shall be invested and reinvested solely

               (i)  at the risk of the Sellers and the Other Shareholders,

               (ii) in the name of the Escrow  Agent or its  nominee and in such amounts as the Representatives shall designate; and

               (iii) in either of the following:

                    (1)  an  interest  bearing  account or term  deposit  with a
                         Canadian  chartered bank or bonds,  debentures or other
                         evidences  of  indebtedness  of or  guaranteed  by  the
                         Government of Canada or the Government of Alberta; or

                    (2)  such other instruments as may be specifically  approved in writing by both the  Representatives and the Buyer's
                         Agent.

     If the  Representatives  do not  provide  the  Escrow  Agent  with  written instructions  directing the  investment or  reinvestment  of any of the Escrowed
Funds, the Escrow Agent shall  automatically  and forthwith invest such funds in accordance  with  Section  4(a)(iii)(1)  until the  Escrow  Agent  has  received appropriate written instructions from the Representatives.

          (b) The  Escrow  Agent  shall be  entitled  to sell or redeem any such investment  as  necessary  to make any  distributions  required  under this
     Agreement  and shall not be liable or  responsible  for any loss  resulting from any such sale or redemption.

          (c) Income,  if any,  resulting  from the  investment  of the Escrowed
     Funds shall be retained by the Escrow  Agent and shall be  considered,  for all purposes of this Agreement,  to be part of the Initial  Purchase Amount and the Indemnity  Holdback  Amount,  respectively,  to be  distributed  as provided in this  Agreement for such amounts;  provided,  that in the event that the Sellers fail to deliver to the Buyer the items required by Article
     VI of the  Purchase  Agreement  within  ninety  (90) days after the Closing
     Date,  all income,  if any,  resulting  from the investment of the Escrowed
     Funds from the Closing Date shall be  attributed  and paid to the Buyer ten
     (10) days after receipt of written notice from the Buyer to that effect and stating  that such notice has been served on the  Sellers'  Representatives pursuant to this  Agreement,  unless the  Sellers'  Representatives  shall, within such ten (10) day period,  deliver to the Escrow Agent a copy of all items required by Article VI together with proof of timely  delivery to the
     Buyer. Thereafter, all income, if any, resulting from the investment of the
     Escrowed  Funds  shall be paid to the  Buyer  when and as  received  by the
     Escrow Agent, until such time as such certificate shall have been delivered to the Buyer and the Escrow Agent.

     5. Delivery and  Distributions of the Initial  Purchase Amount.  Subject to
the withholding  requirements  with respect to non-residents of Canada set forth in Section 2.7 of the Purchase  Agreement,  which Section is incorporated herein by this  reference as if set out in full  herein,  the Initial  Purchase  Amount shall be distributed by the Escrow Agent in accordance with the following:

          (a) Upon the  Escrow  Agent's  receipt  of a written  notice  from the
     Representatives (the "Distribution Notice"):

               (i)  stating that the  conditions  set forth in Article VI of the
                    Purchase Agreement (the "Distribution  Conditions" have been satisfied or waived in writing by the Buyer,  and  attaching copies of any such waivers; and

               (ii) stating the total amount of the Repurchase Amount; and

               (iii)stating  that  written  notice  has also been  served on the
                    Buyer's Agent pursuant to this Agreement,

          the Escrow  Agent shall,  unless it receives  within five (5) Business
     Days  following  the date of its  receipt of the  Distribution  Notice (the
     "Distribution  Notice Period") a written notice signed by the Buyer's Agent denying the  satisfaction  or waiver of the conditions set forth in Article
     VI of the  Purchase  Agreement or  disputing  the amount of the  Repurchase
     Amount (a "Distribution Objection Notice"),  distribute to the Shareholders pro-rata as provided in Section 2.2 of the Purchase  Agreement  the Initial
     Purchase  Amount  plus any income  resulting  from the  investment  of such amount  (unless  paid to the  Buyer  pursuant  to  Section  4(c))  less the
     Repurchase Amount, if any, and shall distribute to the Buyer the Repurchase
     Amount.

          (b) If the Escrow  Agent  receives  a  Distribution  Objection  Notice within such Distribution Notice Period, the Escrow Agent shall:

               (i)  distribute to the  Shareholders  the amount,  if any, of the
                    Initial  Purchase  Amount  which is not in dispute  from the
                    Escrowed Funds in the foregoing manner; and

               (ii) hold the disputed amount of the Initial Purchase Amount (the
                    "Disputed  Purchase  Amount"),  which  shall  be the  entire
                    Initial Purchase Amount if the Distribution Objection Notice
                    contains  a denial  of the  satisfaction  or  waiver  of the
                    conditions   set  forth  in  Article  VI  of  the   Purchase
                    Agreement,  subject to  distribution in the manner as may be
                    mutually   agreed  upon  by  the   Buyer's   Agent  and  the
                    Representatives, pursuant to joint written instructions from the Buyer's Agent and the Representatives.

          In the event the Buyer's Agent and the  Representatives  are unable to resolve any Disputed Purchase Amount within thirty (30) days after the date of the Distribution Notice, the Disputed Purchase Amount shall be submitted by the Buyer and the Seller to court  action to be conducted in the City of
     Calgary,  in the Province of Alberta.  Upon the resolution of such dispute, whether by agreement of the parties or by court order, if the  Distribution
     Conditions have not been satisfied or waived,  the Initial  Purchase Amount shall  continue to be retained by the Escrow Agent pursuant to the terms of this Agreement,  and if the Distribution  Conditions have been satisfied or waived,  the portion of the Disputed  Purchase Amount, if any, to which the
     Shareholders  are entitled  shall be distributed by the Escrow Agent to the
     Shareholders,  and the remainder of the Disputed  Purchase Amount,  if any, shall be distributed to the Buyer.

          (c) Notwithstanding any of the foregoing provisions of this Section 5, the Escrow  Agent  shall  deliver or  distribute  all or any portion of the
     Initial  Purchase  Amount  in  accordance  with any  joint  written  notice executed and delivered by, both Buyer's Agent and the Representatives.

     6.  Delivery  and  Distributions  of the  Indemnity  Holdback  Amount.  The
Indemnity Holdback Amount shall be distributed by the Escrow Agent in accordance with the following:

          (a) Upon the  Escrow  Agent's  receipt  of a written  notice  from the
     Buyer's Agent (a "Claim Notice"):

               (i)  stating the total monetary  amount,  if  determined,  of any
                    claim  for  which   the   Buyer  or  its   Affiliate   seeks
                    indemnification   pursuant  to  terms  and  subject  to  the
                    conditions  of  Article  VII of the  Purchase  Agreement  (a
                    "Claim"),  describing  the Claim in  reasonable  detail  and demanding satisfaction of the Claim; and

               (ii) stating  that  written  notice  has also been  served on the
                    Representative pursuant to this Agreement,

          the Escrow Agent shall,  unless it receives  within ten (10)  Business
     Days  following  the date of its  receipt of the Claim  Notice  (the "Claim
     Notice Period") a written notice signed by the Representatives objecting to all or a portion of such Claim (an "Objection  Notice"),  distribute to the
     Buyer  or its  Affiliate,  as  applicable,  the  amount  of such  Claim  in accordance with the Claim Notice.

          (b) If the Escrow Agent receives an Objection Notice within such Claim
     Notice Period, the Escrow Agent shall:

               (i)  distribute to the Buyer or its Affiliate, as applicable, the amount,  if any, of such Claim which is not in dispute  from the Indemnity Holdback Amount in the foregoing manner; and

               (ii) hold  the  disputed  amount  of such  Claim  (the  "Disputed
                    Claim")  subject  to  distribution  in the  manner as may be
                    mutually   agreed  upon  by  the   Buyer's   Agent  and  the
                    Representatives, pursuant to joint written instructions from the Buyer's Agent and the Representatives.

          In the event the Buyer's Agent and the  Representatives  are unable to resolve any Disputed  Claim  within  sixty (60) days after  delivery of the applicable Claim Notice, the Disputed Claim shall be submitted by Buyer and
     Seller  to court  action to be  conducted  in the City of  Calgary,  in the
     Province of Alberta.  Upon the  resolution of such dispute,  the portion of the  Disputed  Claim,  if any,  to which  the  Buyer or its  Affiliate,  as applicable,  is entitled  shall be  distributed  by the Escrow Agent to the
     Buyer or its Affiliate,  as  applicable,  and the remainder of the Disputed
     Claim,  if any,  shall no longer be a Disputed Claim and shall again become part of the Indemnity Holdback Amount.

          (c) Notwithstanding  anything to the contrary in the foregoing,  in no event  shall the Escrow  Agent  distribute  any  portion  of the  Indemnity
     Holdback  Amount with  respect to any Claim  Notice  received by the Escrow
     Agent after October 2, 2004,  (the  "Expiration  Date") without the express written consent of the Representatives.

          (d) If on the  day  after  the  Expiration  Date,  any  amount  of the
     Indemnity  Holdback  Amount  is  being  held by the  Escrow  Agent  pending
     ("Pending Amounts"):

               (i)  distribution  to the Buyer or its Affiliate,  as applicable, with  respect  to a Claim or Claims,  then the Escrow  Agent
                    shall   continue  to  hold  such  amounts   until  they  are
                    distributed   in  accordance   with  Section  6(a)  of  this
                    Agreement;

               (ii) expiration  of the Claim  Notice  Period  with  respect to a
                    Claim,  then the Escrow  Agent  shall  continue to hold such amounts until it is determined that such Claim is either

                    (1)  a Claim  which is not a  Disputed  Claim (in which case
                         such  amounts   shall  be  held  and   distributed   in
                         accordance with Section 6(a) of this Agreement); or

                    (2)  a Disputed  Claim (in which case such amounts  shall be held and  distributed in accordance  with Section 6(b))
                         of this Agreement; or

                    (3)  a Claim which is partially  disputed (in which case the amounts of the undisputed  Claim and the Disputed Claim
                         shall  be  held  and  distributed  in  accordance  with
                         Sections   6(b)(i)   and   (ii)  of   this   Agreement,
                         respectively); or

               (iii)resolution of a Disputed Claim,  then the Escrow Agent shall continue to hold such amounts until such  Disputed  Claim is resolved  pursuant to Section 6(b)(ii) of this Agreement and thereafter  distribute  such amounts in accordance  with the terms of such resolution;

               (iv) the determination of the amount due with respect to a Claim, then the Escrow Agent shall  continue to hold only an amount reasonably  estimated by the Buyer's Agent until such amount due is determined,  at which time it shall be distributed in accordance with this Section 6(d).

          (e) If on the day after the  Expiration  Date,  there remain  Escrowed
     Funds which are not Pending Amounts,  then these  non-Pending  Amounts,  if any,  shall be  distributed  by the Escrow  Agent to or to the order of the
     Shareholders pro-rata as provided in Section 2.2 of the Purchase Agreement.

          (f) Notwithstanding any of the foregoing provisions of this Section 6, the Escrow  Agent  shall  deliver or  distribute  all or any portion of the
     Indemnification Holdback Amount in accordance with any joint written notice executed and delivered by, both Buyer's Agent and the Representatives.

     7. Termination. Upon the final distribution of all of the Escrowed Funds in accordance with the terms of this Agreement, this Agreement shall terminate.

     8. Tax Matters.

          (a) The Parties agree and acknowledge that the Initial Purchase Amount and the  Indemnity  Holdback  Amount  shall be treated as  property  of the
     Shareholders for all Tax purposes, and all income earned or realized on the
     amounts  in  the  Escrowed   Funds  shall  be  treated  as  income  of  the
     Shareholders,  all parties shall report such income in a manner  consistent with such  treatment,  and the Buyer shall not be responsible for any taxes on such income.

          (b) Any Withheld  Amounts held by the Escrow Agent pursuant to Section
     2.7 of the  Purchase  Agreement  shall be held and  released  by the Escrow
     Agent as provided in such Section 2.7.

          (c) The Buyer and the  Sellers,  jointly and  severally,  covenant and agree to indemnify and hold the Escrow Agent harmless against all liability for tax  withholding  and/or  reporting for any payments made by the Escrow
     Agent pursuant to this Agreement.

     9.  Duties of the Escrow  Agent.  The Escrow  Agent shall have no duties or responsibilities other than those expressly set forth in this Agreement,  and no implied  duties or  obligations  shall be read into this  Agreement  against the
Escrow Agent.  The Escrow Agent shall have no duty to enforce any  obligation of any person,  other than as provided  herein.  The Escrow Agent shall be under no liability  to anyone by reason of any failure on the part of any party hereto or any maker,  endorser or other  signatory  of any document or any other person to perform such person's obligations under any such document.

     10. Liability of the Escrow Agent;  Withdrawal.  The Escrow Agent shall not be liable for any action taken or omitted by it, or any action suffered by it to be  taken  or  omitted,  in good  faith,  and in the  exercise  of its own  best judgment,  and may rely  conclusively  and shall be protected in acting upon any order,  notice,  demand,  certificate,  opinion or advice of counsel  (including counsel  chosen by the Escrow  Agent),  statement,  instrument,  report or other paper  or  document  (not  only as to its due  execution  and the  validity  and effectiveness of its provisions,  but also as to the truth and  acceptability of any information  therein  contained) which is believed by the Escrow Agent to be genuine and to be signed or presented by the proper person(s).  The Escrow Agent shall not be held  liable  for any error in  judgment  made in good  faith by an officer of the Escrow  Agent unless it shall be proved that the Escrow Agent was grossly negligent in ascertaining the pertinent facts or acted  intentionally in bad faith.  The Escrow Agent shall not be bound by any notice of demand,  or any waiver, modification,  termination or rescission of this Agreement or any of the terms hereof, unless evidenced by a writing delivered to the Escrow Agent signed by the proper  party or parties and, if the duties or rights of the Escrow Agent are affected, unless it shall give its prior written consent thereto. The Escrow
Agent shall be entitled to retain the services of such professional  advisors as the Escrow Agent may  reasonably  deem  necessary in order to fulfill its duties under this Agreement,  the costs of which shall be treated as fees of the Escrow
Agent as described in Section 11.

     The Escrow Agent shall not be responsible,  may conclusively  rely upon and shall be protected,  indemnified and held harmless by the Buyer and the Sellers,

acting jointly and severally, for the sufficiency or accuracy of the form of, or the  execution,  validity,  value or  genuineness  of any  document  or property received,  held or delivered by it hereunder, or of the signature or endorsement thereon,  or for  any  description  therein;  nor  shall  the  Escrow  Agent  be responsible  or liable in any respect on account of the  identity,  authority or rights of the  persons  executing  or  delivering  or  purporting  to execute or deliver an document, property or this Agreement.

     In the event that the Escrow Agent shall become involved in any arbitration or litigation  relating to the Escrowed Funds, the Escrow Agent is authorized to comply with any decision reached through such arbitration or litigation.  In the event of any  dispute  between  the Buyer and the  Shareholders,  or between the
Escrow Agent and any other person, with respect to the release of any portion of the Escrowed Funds, then Escrow Agent shall be entitled,  in its discretion,  to interplead  with  respect to such amount and lodge such amount with the Court of
Queen's Bench of the Province of Alberta.

     The Escrow Agent may resign at any time and be  discharged  from its duties or  obligations  hereunder by giving twenty (20) days' notice in writing of such resignation  to each party  specifying a date when such  resignation  shall take effect.  The parties agree that in the event of such a resignation,  the parties will use commercially reasonable efforts to agree on another law firm located in
Calgary,  Alberta  to act as  replacement  Escrow  Agent.  In the event that the parties are not able to agree on a replacement Escrow Agent within ten (10) days of such notice,  each party shall  select a nominee  replacement  Escrow  Agent, which  shall a law  firm  located  in  Calgary,  Alberta  within  five  (5) days thereafter and the existing Escrow Agent shall in its sole discretion select one of such nominees to act as the replacement Escrow Agent.

     11. The Escrow  Agent's Fee. The Escrow Agent's fees shall be paid one-half by the  Sellers  as a group  and  one-half  by the  Buyer,  and shall be able to withhold  any  amounts  due from  either  party in respect of such fees from any amounts payable to such party out of the Escrowed Funds.

     In connection with acting as Escrow Agent hereunder, the Escrow Agent shall be paid fees determined based on its regular hourly rates and the amount of time spent in fulfilling its duties hereunder. The Buyer and the Sellers, jointly and severally,  hereby  agree to  indemnify  the Escrow  Agent  for,  and to hold it
harmless  against  any  loss,   liability  or  expense  incurred  without  gross
negligence  or willful  misconduct  on the part of the Escrow  Agent,  including without  limitation legal or other fees arising out of or in connection with its entering into this  Agreement and carrying out its duties  hereunder,  including without  limitation the costs and expenses of defending itself against any claim of liability in the  premises or any action for  interpleader.  The Escrow Agent shall be under no obligation  to institute or defend any action,  suit, or legal proceeding in connection herewith, unless first indemnified and held harmless to its satisfaction in accordance with the foregoing,  except that the Escrow Agent shall not be indemnified  against any loss,  liability or expense arising out of its gross  negligence or willful  misconduct.  Such indemnity  shall survive the termination  or discharge of this  Agreement or resignation of the Escrow Agent.
The Escrow Agent shall be reimbursed one-half by the Sellers and one-half by the
Buyer for any reasonable  expenses or disbursements  incurred in connection with the performance of the Escrow Agent's  obligations  hereunder  including without limitation  the actual cost of legal  services  should the Escrow  Agent deem it necessary to retain an attorney.

     12.  Inspection.  All funds or other  property  held as part of the  escrow shall at all times be clearly  identified  by the Escrow  Agent as being held by the Escrow Agent  hereunder.  Any party hereto may at any time during the Escrow
Agent's business hours (with  reasonable  notice) inspect any records or reports relating to the Escrowed Funds.

     13.  Controlling  Document.  To  the  extent  provisions  of  the  Purchase
Agreement  are  inconsistent  with  the  provisions  contained  herewith,   this
Agreement  shall  supersede  the  Purchase  Agreement  and  be  the  controlling document;  provided, however, that the provisions of Article VII of the Purchase
Agreement shall control for all purposes, except for the Escrow Agent's duties.

     14. Notices. All notices,  demands and requests required or permitted to be given under the provisions hereof must be in writing and shall be deemed to have been  sufficiently  given  when  received  if  personally  delivered  or sent by telecopy or if mailed by  registered  or  certified  mail,  with return  receipt requested, on the third day after mailing, addressed as follows:

(1)  If to the Sellers or the Representatives:    To the Seller or Representative
                                                  c/o McCuaig Desrochers LLP
                                                  2401, TD Tower 10088-102 Avenue
                                                  Edmonton, Alberta  T5J 2Z1
                                                  Attention:   Pierre Desrochers
                                                  Telecopy:    (780) 426-0982

     with a copy to:                              McCuaig Desrochers LLP
                                                  2401, TD Tower 10088-102 Avenue
                                                  Edmonton, Alberta  T5J 2Z1
                                                  Attention:   Pierre Desrochers
                                                  Telecopy:    (780) 426-0982

(2) If to Buyer or Buyer's Agent:                 FileNet Nova Scotia Corporation
                                                  c/o 3565 Harbor Boulevard
                                                  Costa Mesa, California 92626
                                                  Attention:   Sam M. Auriemma
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

(3)  If to the Escrow Agent:                      Bennett Jones LLP
                                                  4500, 855 2nd Street S.W.
                                                  Calgary, Alberta  T2P 4K7
                                                  Attention:   Brad D. Markel
                                                  Telecopy:    (403) 265-7219

     15.  Non-Exclusive  Remedy. The Buyer and the Sellers agree and acknowledge that the Escrowed Funds shall not be the Buyer's  exclusive  method of receiving indemnification  from  the  Sellers  pursuant  to  Article  VII of the  Purchase
Agreement.

     16.  Governing  Law.  This  Agreement  shall be  construed  and enforced in accordance  with the laws of the  Province  of  Alberta  without  regard  to the principles of conflicts of law. The parties hereby attorn to the jurisdiction of the courts of the Province of Alberta in respect of any dispute relating to this
Agreement.

     17. Binding Effect; Benefit. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto.

     18. Modification.  This Agreement may be amended or modified at any time by a writing executed by the Sellers, the Buyers and the Escrow Agent.

     19.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts,  each of  which  will be  deemed  an  original,  but all of  which together will constitute one and the same instrument.

     20. Headings. The section headings contained in this Agreement are inserted for  convenience  only,  and  shall  not  affect  in any  way,  the  meaning  or interpretation of this Agreement.

     21.  Severability and Further  Assurances.  This Agreement and the Purchase
Agreement  constitute the entire  agreement  among the parties and supersede all prior  and  contemporaneous  agreements  and  undertakings  of  the  parties  on connection  herewith.  No failure or delay of the Escrow Agent in exercising any right, power or remedy may be, or may be deemed to be, a waiver thereof; nor may any single or partial exercise of any right,  power or remedy preclude any other or further exercise of any right,  power or remedy. In the event that any one or more of the provisions  contained in this Agreement,  shall, for any reason,  be held to be invalid, illegal or unenforceable in any respect, then to the maximum extent permitted by law, such invalidity,  illegality or unenforceability  shall not affect any other  provision of this  Agreement.  Each of the parties  hereto shall,  at the request of the other party,  deliver to the requesting  party all further  documents  or  other  assurances  as may  reasonably  be  necessary  or desirable in connection with this Agreement.

     22. Acknowledgement by Shareholders. Notwithstanding that Bennett Jones LLP is acting as Escrow Agent hereunder,  the Shareholders  acknowledge that Bennett
Jones  LLP  will  continue  to  be  the  solicitors  for  the  Buyer  and  Shana
Corporation,  and any  conflict  which  may be  created  by  Bennett  Jones  LLP continuing to so act is hereby waived by the Shareholders.

     23.  Authorization.  Each Seller and each Other Shareholder  hereby directs the Escrow Agent,  at the request of the Sellers'  Representatives,  to make any payments  due to  such  Seller  or  Other  Shareholder  pursuant  to the  Escrow
Agreement to or to the order of McCuaig Desrochers in trust for delivery to such
Seller  or Other  Shareholder.  Payments  made by the  Escrow  Agent to  McCuaig
Desrochers  in the  manner  specified  shall  relieve  the  Escrow  Agent of any obligations  to such Seller or Other  Shareholder  with respect to the amount so paid.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF,  the parties hereto have executed this Escrow Agreement as of the date first above written.

                                   "BUYER"

                                   FILENET NOVA SCOTIA CORPORATION,
                                   a Nova Scotia unlimited liability corporation

__________________________
DONALD MURPHY
                                   By:   __________________________________
                                   Name: __________________________________
__________________________         Its:  __________________________________
JOHN MURPHY

__________________________         "ESCROW AGENT"
TIM SENGER
                                   BENNETT JONES LLP

__________________________         By:    _________________________________
WAYNE MALKIN                       Name:  _________________________________
                                   Its:   _________________________________

__________________________
DAVID PERMAN

__________________________
DENISE MURPHY

__________________________
COLLEEN MURPHY

__________________________
KATHY MALKIN

__________________________
DONNA PERMAN

                     SIGNATURE PAGE TO THE ESCROW AGREEMENT

                                                                   EXHIBIT 10.16

                              [FILENET LETTERHEAD]

May 15, 2003

Mr. Lee D. Roberts
3926 95th Street NE
Bellevue, WA 98004

Dear Mr. Roberts:

     This letter  agreement  constitutes  an amendment  and  restatement  of our letter agreement dated October 15, 2001.

     We are  pleased  to  inform  you that  the  Compensation  Committee  of the
Company's  Board of Directors  and the Board of Directors has approved a special severance benefit program for you and other key executives.  The purpose of this letter  agreement is to set forth the terms and  conditions of your new benefits and to explain the limitations that will govern their overall value.

     Your new severance package will become payable in the event your employment terminates under certain  circumstances within a specified time period following a substantial  change in ownership or control of the Company.  To understand the
full  scope  of  your  benefits,   you  should  familiarize  yourself  with  the
definitional  provisions  of Part One of this  letter  agreement.  The  benefits comprising  your  severance  package are  detailed  in Part Two,  and the dollar limitations  on the overall value of your benefit  package and other  applicable restrictions  are  specified  in Parts  Three and Four.  Part  Five  deals  with ancillary matters affecting your severance arrangement.

                            PART ONE - DEFINITIONS

     For purposes of this letter agreement, the following definitions will be in effect:

     Average  Compensation  means the average of your W-2 wages from the Company for the five (5)  calendar  years (or such  fewer  number of  calendar  years of employment with the Company) completed immediately prior to the calendar year in which the  Change in Control is  effected.  Any W-2 wages for a partial  year of employment will be annualized, in accordance with the frequency which such wages
are  paid  during  such  partial   year,   before   inclusion  in  your  Average
Compensation.

     Base Salary  means  the  annual  rate of  base  salary  in  effect  for you immediately  prior to the Change in Control or (if  greater)  the annual rate of base salary in effect at the time of your Involuntary Termination or resignation for Good Reason.

     Board means the Company's Board of Directors.

     Cause  means  any of the  following  reasons  for  which  the  Company  may terminate your  employment:  (i) your willful failure or refusal to perform your duties  (other than any such  failure  attributable  to your  incapacity  due to physical or mental  illness)  which is not cured within ten (10)  business  days after written notice from the Company in which there is identified the manner in which Company  believes  that you have not  performed  such duties and the steps required to cure such failure;  (ii) your  conviction  of, or entering a plea of nolo contendere with respect to, a felony;  (iii) any intentional  misconduct on your part which has a materially adverse effect upon the Company,  monetarily or otherwise;  or (iv) any  unauthorized  use or disclosure by you of the Company's proprietary information.

     Change in Control means any of the following transactions:

     (i)  a merger or  consolidation  in which  securities  possessing more than fifty  percent  (50%)  of  the  total  combined  voting  power  of the
          Company's  outstanding  securities  are  transferred  to a  person  or
          persons   different   from  the  persons   holding  those   securities
          immediately prior to such transaction;

     (ii) any sale, transfer or other disposition of all or substantially all of the Company's assets;

     (iii) a complete liquidation or dissolution of the Company;

     (iv) the  acquisition,  directly  or  indirectly,  by any person or related group of persons  (other than the Company or a person that directly or indirectly controls, is controlled by or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 of the  Securities  Exchange  Act of 1934,  as amended) of  securities possessing  more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities; or

     (v)  a change in the  composition  of the Board over a period of thirty-six
          (36)  consecutive  months or less such  that a  majority  of the Board members ceases, by reason of one or more contested elections for Board membership,  to be comprised of  individuals  who either (A) have been
          Board members  continuously  since the beginning of such period or (B)
          have been elected or nominated  for election as Board  members  during such period by at least a majority of the Board  members  described in clause  (A) who were  still in office  at the time the Board  approved such election or nomination.

     Code means the Internal Revenue Code of 1986, as amended.

     Common Stock means the Company's common stock.

     Company means FileNET Corporation, a Delaware corporation, or any successor corporation, whether or not resulting from a Change in Control.

     Fair Market Value means, with respect to the shares of Common Stock subject to any of your Options, the average of the high and low selling prices per share of Common  Stock on the date in  question,  as such  prices are  reported by the
National  Association of Securities  Dealers on the Nasdaq National  Market.  If
there  are no  selling  prices  reported  for the  Common  Stock  on the date in question,  then the Fair  Market  Value shall be the average of the high and low selling prices on the last preceding date for which such report exists.

     Good Reason means any of the following  reasons for which you may terminate your  employment at any time within the eighteen  (18) month period  following a
Change in Control:  (i) the  assignment to you of any duties  inconsistent  with your position (including status,  offices,  titles and reporting  requirements), authority,  duties or  responsibilities  as in effect  immediately  prior to the
Change  in  Control,  or any other  action by the  Company  which  results  in a material  diminution in such position,  authority,  duties or  responsibilities,
(ii) a reduction in your level of compensation  (including  Base Salary,  Target
Bonus  and  fringe  benefits)  by more  than  fifteen  percent  (15%) or (iii) a relocation of your principal place of employment by more than  thirty-five  (35)
miles from the  location in effect  immediately  prior to the Change in Control, unless such  change,  reduction  or  relocation  is effected  with your  written consent.

     Involuntary Termination  means   the  involuntary   termination   of  your
employment  with the Company other than a termination  for Cause. An Involuntary
Termination will not be deemed to occur in the event your employment  terminates by reason of your death or Disability.

     Option means any option granted to you (a) under the Plan or (b) outside of the Plan,  which is outstanding at the time of the Change in Control or upon the subsequent  Involuntary  Termination of your  employment or resignation for Good
Reason.  Your  Options  will be  divided  into two (2)  separate  categories  as follows:

          Acquisition-Accelerated Options:    any    outstanding   Option    (or
     installment  thereof)  which  automatically  accelerates,  pursuant  to the acceleration  provisions of an applicable agreement evidencing that Option, upon a Change in Control.  These options are not the subject matter of this letter agreement.

          Severance-Accelerated Options:  any outstanding Option (or installment thereof) that,  pursuant to Part Two of this letter agreement,  accelerates upon an Involuntary Termination or resignation for Good Reason.

     Option Parachute Payment means, with respect to any Acquisition-Accelerated
Option or any Severance-Accelerated Option, the portion of that Option deemed to be a parachute  payment  under Code Section  280G and the  Treasury  Regulations issued thereunder.  The portion of such Option which is categorized as an Option
Parachute Payment will be calculated in accordance with the valuation provisions established under Code Section 280G and the applicable Treasury  Regulations and will  include an  appropriate  dollar  adjustment  to reflect  the lapse of your obligation  to remain in the  Company's  employ as a condition to the vesting of the accelerated  installment.  In no event,  however,  will the Option Parachute
Payment    attributable    to    any    Acquisition-Accelerated     Option    or
Severance-Accelerated Option (or accelerated installment) exceed the spread (the excess of the Fair Market Value of the accelerated option shares over the option exercise price payable for those shares) existing at the time of acceleration.

     Other Parachute Payment means  any  payment in the  nature of  compensation
(other  than the  benefits to which you become  entitled  under Part Two of this letter agreement) which are made to you in connection with the Change in Control and which accordingly  qualify as parachute  payments within the meaning of Code
Section 280G(b)(2) and the Treasury  Regulations  issued thereunder.  Your Other
Parachute Payment will include (without limitation) the Present Value,  measured as of  the  Change  in  Control,  of  the  aggregate  Option  Parachute  Payment attributable to your Acquisition-Accelerated Options (if any).

     Parachute Payment  means any payment or benefit provided you under Part Two of this letter agreement (other than the Option Parachute  Payment  attributable to your Severance-Accelerated Options) which is deemed to constitute a parachute payment  within  the  meaning  of  Code  Section  280G(b)(2)  and  the  Treasury
Regulations issued thereunder.

     Permanent Disability  means your  inability   to engage in any  substantial
gainful  activity  by reason of any  medically  determinable  physical or mental impairment expected to result in death or to be of continuous duration of twelve
(12) months or more.

     Plan means (i) the Company's 1995 Stock Option Plan, as amended or restated
from time to time,  and (ii) any successor  stock  incentive  plan  subsequently implemented by the Company.

     Present Value  means the value,  determined as of the date of the Change in
Control,  of any  payment  in the  nature of  compensation  to which you  become entitled in connection with the Change in Control or the subsequent  Involuntary
Termination  of your  employment  or  resignation  for  Good  Reason,  including
(without   limitation)  the  Option  Parachute  Payment   attributable  to  your
Severance-Acceleration  Options,  the  additional  benefits  to which you become entitled  under  Part Two of this  letter  agreement  and the  Option  Parachute
Payment attributable to your Acquisition-Accelerated  Options. The Present Value of each such payment shall be determined  in accordance  with the  provisions of
Code Section  280G(d)(4),  utilizing a discount rate equal to one hundred twenty percent  (120%)  of the  applicable  Federal  rate in effect at the time of such determination,  compounded  semi-annually to the effective date of the Change in
Control.

     Target Bonus  means  the  annual  incentive  bonus to which you may  become entitled  under the Company's  Officer Bonus Plan for one or more calendar years upon the Company's attainment of the performance  milestones  designated for the each such year and your attainment of the personal objectives  specified for you for such  year,  if any,  assuming  that all  financial  and other  targets  are achieved at the level of 100%.

                     PART TWO - CHANGE IN CONTROL BENEFITS

     Should  your  employment  with  the  Company  terminate  by  reason  of  an
Involuntary  Termination,  or should you resign for Good Reason within  eighteen
(18)  months  following a Change in  Control,  then you will become  entitled to receive the  severance  benefits  provided  under this Part Two,  subject to the benefit  limitations of Part Three of this letter agreement.  Such benefits will be in lieu of all other  severance  benefits  to which you  might  otherwise  be entitled upon such a termination of your employment.

     1.   Accelerated Vesting.

     Each  outstanding  Option  which  you hold at the time of your  Involuntary
Termination  or  resignation  for  Good  Reason,  to the  extent  not  otherwise exercisable  for all the shares of Common Stock  subject to that  Option,  shall immediately  become exercisable for all those option shares and may be exercised for  any  or all of  those  shares  as  fully  vested  shares.  Each  Option  so accelerated shall remain  exercisable until the earlier of (i) the expiration of the option term or (ii) the end of the three (3) month period following the date of your  Involuntary  Termination  or  resignation  for Good  Reason for options granted  prior to or on March  16,  2001 or (iii)  the end of the six (6)  month period  following the date of your  Involuntary  Termination or resignation  for
Good Reason for options  granted after March 16, 2001.  Incentive  Stock Options
("ISOs")  granted  subsequent to March 16, 2001, will retain their favorable tax treatment to the extent said options are exercised  within three (3) months from the date of your Involuntary Termination or resignation for Good Reason. If said options are  exercised  after the three (3) month period but prior to end of the
six  (6)  month  extension  period,   such  options  will  be  characterized  as
Nonqualified  Stock Options and reported as additional  compensation  subject to full withholding taxes on the your Form W-2 or Form 1099, as applicable.

     2.   Severance Payment.

     Subject to the limitations of Part Three of this letter agreement, you will be entitled a cash lump sum  severance  payment in an amount equal to the sum of
(i) twelve  (12)  months of your Base  Salary,  (ii) a pro-rata  portion of your
Target Bonus for the calendar year in which the Change of Control occurs,  based upon the number of days you were employed during the calendar year in which your
Involuntary  Termination or resignation  for Good Reason occurs  relative to the total number of days in such year and (iii) the greater of (A) your Target Bonus for the calendar year in which your  Involuntary  Termination or resignation for
Good Reason  occurs or (B) your Target Bonus for the calendar  year in which the
Change in Control occurs.

     Said lump sum  severance  payment  will be made in a cash  lump sum  within thirty (30) days following your Involuntary  Termination or resignation for Good
Reason, and will be subject to the Company's collection of all applicable income and employment withholding taxes.

     In  addition,  you will be entitled  to twelve (12) months of  continuation payments at your Base  Salary and the  greater of (i) your Target  Bonus for the calendar year in which your  Involuntary  Termination  or  resignation  for Good
Reason  occurs or (ii) your  Target  Bonus  for the  calendar  year in which the
Change in Control occurs. These payments will be made at bi-weekly intervals for twelve (12) months  commencing  on the next  administratively  feasible  payroll cycle from the date of your  Involuntary  Termination  or  resignation  for Good
Reason.

     3.   Benefits Coverage.

     The Company will make a lump sum payment to you equal to  twenty-four  (24)
months of the current  monthly  Internal  Revenue  Code  Section  4980B  medical premium  ("COBRA") for you and your eligible  dependents.  This lump sum payment will  be  remitted  to you  thirty  (30)  days  from  the  date  of  Involuntary

Termination  or  resignation  for  Good  Reason.  It is your  responsibility  to complete  the  necessary  documents  and make  payments  directly  to the  COBRA administrator  to  maintain  medical  coverage  throughout  the  period  you are eligible for COBRA  benefits.  Any additional  health care coverage to which you and your  dependents  may be entitled  under COBRA will be at your sole cost and expense.

     In addition,  if currently  enrolled in the Company's  Group Universal Life
("GUL") insurance program, the Company will make a lump sum payment to you equal to twenty-four  (24) months of the current monthly GUL insurance  premium.  This lump sum  payment  will be  remitted  to you  thirty  (30) days from the date of
Involuntary   Termination   or   resignation   for  Good  Reason.   It  is  your
responsibility to complete the necessary documents and make payments directly to the GUL administrator to maintain coverage.

     Your payments and benefits under Paragraph 2 will immediately  terminate in the event you fail to abide by the restrictive  covenants set forth in Part Four of this  letter  agreement.  Your  Paragraph  2 payments  will be subject to the
Company's  collection  of  applicable  federal and state  income and  employment withholding taxes.

     You shall not be required to mitigate  the amount of any payment or benefit provided for in this Part Two by seeking other employment or otherwise nor shall the amount of any payment or benefit provided for in this Part Two be reduced by any  compensation  earned by you as the result of employment by another employer or self-employment, by retirement benefits, by offset against any amount claimed to be owed by you to the Company, or otherwise.

                      PART THREE - LIMITATION ON BENEFITS

     1. Additional Payment.

     Anything in this  letter  agreement  to the  contrary  notwithstanding  and except as set forth below in  Paragraph  2, in the event it shall be  determined that any  Payment  (as  defined  below)  would be  subject to the Excise Tax (as defined below), then you shall be entitled to receive an additional payment (the
"Gross-Up  Payment") in an amount such that,  after  payment by you of all taxes
(and any interest or penalties  imposed with respect to such taxes),  including, without  limitation,  any income taxes (and any interest and  penalties  imposed with respect  thereto) and Excise Tax imposed  upon the  Gross-Up  Payment,  you retain an amount of the  Gross-Up  Payment  equal to the Excise Tax imposed upon the  Payments.  Notwithstanding  any other  provision  of this Part  Three,  the
Company  may,  in its sole  discretion,  withhold  and pay over to the  Internal
Revenue Service or any other applicable taxing authority,  for your benefit, all or any  portion  of any  Gross-Up  Payment,  and  you  hereby  consent  to  such withholding.

     2. Benefit Limitation.

     Notwithstanding  Paragraph 1 of this Part Three,  if it shall be determined that the net after-tax benefit that you would receive if you received all of the
Payments (and on the assumption that you are not entitled to a Gross-Up Payment)
would be less  than the net  after-tax  benefit  that you would  receive  if the

Parachute  Value (as  defined  below) of all  Payments  did not  exceed the Safe
Harbor Amount (as defined below),  then no Gross-Up Payment shall be made to you and the amounts payable under this letter agreement shall be reduced so that the
Parachute  Value of all  Payments,  in the  aggregate,  equals  the Safe  Harbor
Amount. The reduction of the amounts payable hereunder, if applicable,  shall be made by first  reducing the payments  under  Paragraph 2 of Part Two,  unless an alternative  method of  reduction  is elected by you,  and in any event shall be made in such a manner as to maximize the Value as defined  below of all Payments actually  made to you.  For purposes of reducing the Payments to the Safe Harbor
Amount,  only amounts  payable under Part Two of this letter  agreement  (and no other Payments)  shall be reduced.  If the reduction of the amount payable under
Part Two of this  letter  agreement  would  not  result  in a  reduction  of the
Parachute  Value of all Payments to the Safe Harbor Amount,  no amounts  payable under this letter agreement shall be reduced pursuant to this Paragraph 2 unless you elect to have any such amounts reduced.

     3.   Resolution Procedure.

     (a) All determinations required to be made under this Part Three, including whether and when a Gross-Up  Payment is  required,  the amount of such  Gross-Up
Payment and the  assumptions  to be utilized in arriving at such  determination, shall be made by the Company's  independent certified public accountants serving immediately prior to the Change in Control, or such other nationally  recognized accounting firm as may be agreed by the Company and you (the "Accounting Firm");
provided,  that the  Accounting  Firm's  determination  shall be made based upon
"substantial  authority"  within the  meaning of Section  6662 of the Code.  The
Accounting  Firm shall  provide  detailed  supporting  calculations  both to the
Company and you within 15  business  days of the receipt of notice from you that there has been a Payment or such  earlier  time as is  requested by the Company.
All fees and  expenses  of the  Accounting  Firm  shall be borne  solely  by the
Company.  Any Gross-Up Payment, as determined pursuant to this Part Three, shall be paid by the  Company  to you within 5 days of the  receipt of the  Accounting
Firm's determination.  Any determination by the Accounting Firm shall be binding upon the Company and you.

     (b) As a result of the  uncertainty  in the  application of Section 4999 of the  Code at the  time  of the  initial  determination  by the  Accounting  Firm hereunder, it is possible that Gross-Up Payments that will not have been made by the Company  should  have been made (the  "Underpayment"),  consistent  with the calculations  required to be made hereunder.  In the event the Company  exhausts its remedies  pursuant to Paragraph 3(c) and you thereafter are required to make a payment of any Excise Tax, the Accounting  Firm shall  determine the amount of the Underpayment that has occurred and any such  Underpayment  shall be promptly paid by the Company to or for your benefit.

     (c) You shall  notify the  Company in writing of any claim by the  Internal
Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment.  Such notification  shall be given as soon as practicable, but no later than 10  business  days after you are  informed  in writing of such claim. You shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid.  You shall not pay such claim prior to the  expiration of the 30-day  period  following the date on which you give such notice  to the  Company  (or such  shorter  period  ending  on the date that any payment of taxes with respect to such claim is due). If the Company notifies you in writing prior to the  expiration  of such period that the Company  desires to contest such claim, you shall:

          (i)   give the Company any  information  reasonably  requested  by the
                Company relating to such claim,

          (ii)  take  such  action  in connection  with contesting such claim as the  Company  shall  reasonably  request in writing from time to
                time,   including,    without    limitation,    accepting  legal
                representation  with  respect  to  such  claim  by  an  attorney reasonably selected by the Company,

          (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

          (iv)  permit the Company to participate in any proceedings relating to such claim;

     provided,  however,  that the Company shall bear and pay directly all costs
and  expenses   (including   additional  interest  and  penalties)  incurred  in
connection with such contest,  and shall indemnify and hold you harmless,  on an after-tax  basis,  for any  Excise  Tax or income tax  (including  interest  and penalties)  imposed as a result of such  representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Paragraph 3(c), the Company shall control all proceedings taken in connection with such contest, and,  at its sole  discretion,  may  pursue or forgo any and all  administrative appeals,  proceedings,  hearings  and  conferences  with the  applicable  taxing authority  in  respect  of such claim and may,  at its sole  discretion,  either direct you to pay the tax  claimed  and sue for a refund or contest the claim in
any  permissible   manner,  and  you  agree  to  prosecute  such  contest  to  a determination  before  any  administrative  tribunal,  in  a  court  of  initial jurisdiction  and  in  one or  more  appellate  courts,  as  the  Company  shall determine; provided, however, that, if the Company directs you to pay such claim and sue for a refund,  the Company  shall  advance the amount of such payment to you, on an interest-free basis, and shall indemnify and hold you harmless, on an after-tax  basis,  from any  Excise  Tax or income tax  (including  interest  or penalties)  imposed  with respect to such advance or with respect to any imputed income  in  connection  with  such  advance;  and  provided,  further,  that any extension  of the statute of  limitations  relating to payment of taxes for your taxable year with respect to which such contested amount is claimed to be due is limited solely to such contested amount.  Furthermore,  the Company's control of the  contest  shall be limited  to issues  with  respect  to which the  Gross-Up
Payment  would be  payable  hereunder,  and you shall be  entitled  to settle or contest,  as the case may be, any other  issue  raised by the  Internal  Revenue
Service or any other taxing authority.

     (d) If, after your receipt of a Gross-Up  Payment or an amount  advanced by the Company  pursuant to Part Three,  you become  entitled to receive any refund with respect to the Excise Tax to which such  Gross-Up  Payment  relates or with respect to such claim,  you shall  (subject to the Company's  complying with the requirements of Paragraph  3(c), if applicable)  promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable  thereto).  If, after your receipt of an amount advanced by the
Company  pursuant to Part Three, a  determination  is made that you shall not be entitled  to any refund  with  respect to such  claim and the  Company  does not notify you in writing of its intent to contest  such  denial of refund  prior to the expiration of 30 days after such  determination,  then such advance shall be forgiven  and shall not be required to be repaid and the amount of such  advance shall offset, to the extent thereof,  the amount of Gross-Up Payment required to be paid.

     (e) Definitions.  The following terms shall have the following meanings for purposes of this Part Three.

          "Excise  Tax" shall mean the excise tax imposed by Section 4999 of the
     Code,  together with any interest or penalties imposed with respect to such excise tax.

          "Parachute  Value" of a Payment shall mean the present value as of the date of the change of control for  purposes of Section  280G of the Code of the portion of such Payment that  constitutes a "parachute  payment"  under
     Section  280G(b)(2),  as determined by the Accounting  Firm for purposes of determining  whether  and to what  extent the Excise Tax will apply to such
     Payment.

          A "Payment"  shall mean any payment or  distribution  in the nature of compensation  (within the meaning of Section  280G(b)(2) of the Code) to or for your benefit, whether paid or payable pursuant to this letter agreement or otherwise.

          The "Safe  Harbor  Amount"  shall mean 2.99 times your "base  amount,"
     within the meaning of Section 280G(b)(3) of the Code.

          "Value"  of a  Payment  shall  mean the  economic  present  value of a
     Payment  as of the date of the change of control  for  purposes  of Section
     280G of the Code, as determined by the  Accounting  Firm using the discount rate required by Section 280G(d)(4) of the Code.

                   PART FOUR - SPECIAL RESTRICTIVE COVENANTS

     Any  salary/bonus  continuation  payments  to  which  you  become  entitled hereunder as a severance  payment shall  immediately cease if at any time during the applicable salary/bonus continuation period, you:

          (a)  own,  manage,  operate,  join,  control  or  participate  in  the ownership, management, operation or control of, or be employed by or connected in any manner with, any enterprise  which is engaged in any  business  competitive  with  or  similar  to  that of the
               Company; provided, however, that such restriction shall not apply to any passive  investment  representing an interest of less than one  percent  (1%) of an  outstanding  class  of  publicly-traded securities of any corporation or other  enterprise  which is not, at the time of such investment, engaged in a business competitive with the Company's business;

          (b)  encourage or solicit any of the Company's  employees to leave the
               Company's  employ for any reason or interfere in any other manner with employment  relationships  at the time existing  between the
               Company and its employees; or

          (c)  solicit any client or customer of the Company,  induce any of the
               Company's clients, customers,  suppliers, vendors or distributors to  terminate  their  existing  business  relationships  with the
               Company  or  interfere  in any  other  manner  with any  existing
               business   relationship  between  the  Company  and  any  client,
               customer, supplier, vendor, distributor or other third party.

                           PART FIVE - MISCELLANEOUS

     1. Termination for Cause.

     Should your  employment be terminated  for Cause,  the Company will only be required to pay you (i) any unpaid  compensation  earned for services previously rendered  through the date of such  termination  and (ii) any accrued but unpaid vacation  benefits or sick days,  and no  benefits  will be payable to you under
Part Two of this letter agreement.

     2. Death or Permanent Disability.

     Should you die or become permanently disabled before receipt of one or more salary/bonus  continuation  payments  to which you  become  entitled  under this letter  agreement,  then  those  payments  will  be  made  to the  executors  or administrators  of your estate.  Should you die or become  permanently  disabled before you exercise all your outstanding Options as accelerated hereunder,  then such Options may be exercised,  within twelve (12) months after the date of your
Death or Permanent Disability, by the executors or administrators of your estate or by persons to whom the  Options are  transferred  pursuant to your will or in accordance  with the laws of  inheritance.  In no event,  however,  may any such
Option be exercised after the specified expiration date of the option term.

     3. General Creditor Status.

     All cash payments to which you become entitled hereunder will be paid, when due,  from  the  general  assets  of the  Company,  and no  trust  fund,  escrow arrangement or other segregated account will be established as a funding vehicle for  such  payment.  Accordingly,  your  right  (or the  right  of the  personal representatives  or  beneficiaries of your estate) to receive such cash payments hereunder  will at all times be that of a general  creditor  of the  Company and will have no priority over the claims of other general creditors.

     4. Miscellaneous.

     This letter agreement will be binding upon the Company,  its successors and assigns (including,  without  limitation,  the surviving entity in any Change in
Control) and is to be construed and  interpreted  under the laws of the State of
California.  This letter agreement  supersedes all prior agreements  between you and the Company  relating to the subject of  severance  benefits  payable upon a change in control or ownership  of the Company,  and you will not be entitled to any other severance  benefits upon such a termination  other than those that are provided  in this letter  agreement.  This letter may only be amended by written instrument  signed  by you and an  authorized  officer  of the  Company.  If any provision  of this letter  agreement  as applied to you or the Company or to any circumstance should be adjudged by a court of competent  jurisdiction to be void or unenforceable for any reason, the invalidity of that provision will in no way affect  (to the  maximum  extent  permissible  by law) the  application  of such provision under circumstances different from those adjudicated by the court, the
application  of  any  other   provision  of  this  letter   agreement,   or  the
enforceability  or  invalidity of this letter  agreement as a whole.  Should any provision  of this  letter  agreement  become or be deemed  invalid,  illegal or unenforceable in any jurisdiction by reason of the scope,  extent or duration of its coverage, then such provision will be deemed amended to the extent necessary to  conform  to  applicable  law so as to be valid and  enforceable  or, if such provision cannot be so amended without materially  altering the intention of the parties,  then such  provision will be stricken and the remainder of this letter agreement will continue in full force and effect.

     5. No Employment or Service Contract.

     Nothing in this letter  agreement is intended to provide you with any right to continue in the employ of the Company (or any  subsidiary)  for any period of specific duration or interfere with or otherwise restrict in any way your rights or the  rights of the  Company  (or any  subsidiary),  which  rights  are hereby expressly reserved by each, to terminate your employment at will or as otherwise specified in an applicable employment contract.

     6. Indemnification Agreement.

     Notwithstanding  any provision of your  Indemnification  Agreement with the
Company dated April 16, 1998 (the "Indemnification Agreement"), after a Change in
Control (and including after any  termination of your employment  after a Change in Control)  you shall  continue  to be entitled to receive all of the  benefits provided under the Indemnification Agreement.

     7. Attorneys Fees and Expenses.

     In  addition  to all  other  amounts  payable  to  you  under  this  letter agreement,  the Company shall pay to you all legal fees and expenses incurred by you in  connection  with any  dispute  arising out of or relating to this letter agreement or the interpretation thereof (including, without limitation, all such fees and expenses, if any, incurred in seeking to obtain or enforce any right or benefit provided by this letter  agreement,  or in connection with any tax audit or proceeding to the extent  attributable  to the application of Section 4999 of the Code to any  payment  or  benefit  provided  hereunder),  regardless  of the outcome of such proceeding; provided, however, that you shall not be entitled to recover such fees and costs if the court  determines that your claim was brought in bad faith or that your claim was frivolous.  Any attorney's  fees incurred by you shall be paid by the  Company in advance  of the final  disposition  of such action or challenge, as such fees and expenses are incurred;  provided, however, that you agree to repay such amounts, net of any income taxes paid or payable by you with respect to such amounts,  if it is  ultimately  determined by the court that your claim was brought in bad faith or that your claim was frivolous.

     Please  indicate  your  acceptance of the foregoing by signing the enclosed copy of this letter agreement and returning it to the Company.

                                   Very truly yours,

                                   FILENET CORPORATION

                                   By:    /s/ Sam M. Auriemma                   .
                                           Sam M. Auriemma
                                   Title:  Senior Vice President,
                                           Chief Financial Officer

                                   ACCEPTANCE

     I hereby  agree to all the terms and  provisions  of the  foregoing  letter agreement  governing the special benefits to which I may become entitled upon an involuntary termination of my employment or resignation under certain prescribed circumstances  following a  substantial  change in control or  ownership  of the
Company.

                               Signature:  /s/ Lee D. Roberts                   .
                                          Lee D. Roberts
                               Dated:     May 17, 2003

                                                                   EXHIBIT 10.17

                       To Ron Ercanbrack and Sam Auriemma

                              [FILENET LETTERHEAD]

Dear:

     This letter  agreement  constitutes  an amendment  and  restatement  of our letter agreement dated ______________, 2001.

     We are  pleased  to  inform  you that  the  Compensation  Committee  of the
Company's  Board of Directors has approved a special  severance  benefit program for you and other key executives. The purpose of this letter agreement is to set forth  the  terms  and  conditions  of your  new  benefits  and to  explain  the limitations that will govern their overall value.

     Your new severance package will become payable in the event your employment terminates under certain  circumstances within a specified time period following a substantial  change in ownership or control of the Company.  To understand the
full  scope  of  your  benefits,   you  should  familiarize  yourself  with  the
definitional  provisions  of Part One of this  letter  agreement.  The  benefits comprising  your  severance  package are  detailed  in Part Two,  and the dollar limitations  on the overall value of your benefit  package and other  applicable restrictions  are  specified  in Parts  Three and Four.  Part  Five  deals  with ancillary matters affecting your severance arrangement.

                            PART ONE -- DEFINITIONS

     For purposes of this letter agreement, the following definitions will be in effect:

     Average  Compensation  means the average of your W-2 wages from the Company for the five (5)  calendar  years (or such  fewer  number of  calendar  years of employment with the Company) completed immediately prior to the calendar year in which the  Change in Control is  effected.  Any W-2 wages for a partial  year of employment will be annualized, in accordance with the frequency which such wages
are  paid  during  such  partial   year,   before   inclusion  in  your  Average
Compensation.

     Base  Salary  means  the  annual  rate of base  salary  in  effect  for you immediately  prior to the Change in Control or (if  greater)  the annual rate of base salary in effect at the time of your Involuntary Termination or resignation for Good Reason.

     Board means the Company's Board of Directors.

     Cause  means  any of the  following  reasons  for  which  the  Company  may terminate your  employment:  (i) your willful failure or refusal to perform your duties  (other than any such  failure  attributable  to your  incapacity  due to physical or mental  illness)  which is not cured within ten (10)  business  days after written notice from the Company in which there is identified the manner in which Company  believes  that you have not  performed  such duties and the steps required to cure such failure;  (ii) your  conviction  of, or entering a plea of nolo contendere with respect to, a felony;  (iii) any intentional  misconduct on your part which has a materially adverse effect upon the Company,  monetarily or otherwise;  or (iv) any  unauthorized  use or disclosure by you of the Company's proprietary information.

     Change in Control means any of the following transactions:

     (i)  a merger or  consolidation  in which  securities  possessing more than fifty  percent  (50%)  of  the  total  combined  voting  power  of the
          Company's  outstanding  securities  are  transferred  to a  person  or
          persons   different   from  the  persons   holding  those   securities
          immediately prior to such transaction;

     (ii) any sale, transfer or other disposition of all or substantially all of the
         Company's assets;

     (iii) a complete liquidation or dissolution of the Company;

     (iv) the  acquisition,  directly  or  indirectly,  by any person or related group of persons  (other than the Company or a person that directly or indirectly controls, is controlled by or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 of the  Securities  Exchange  Act of 1934,  as amended) of  securities possessing  more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities; or

     (v)  a change in the  composition  of the Board over a period of thirty-six
          (36)  consecutive  months or less such  that a  majority  of the Board members ceases, by reason of one or more contested elections for Board membership,  to be comprised of  individuals  who either (A) have been
          Board members  continuously  since the beginning of such period or (B)
          have been elected or nominated  for election as Board  members  during such period by at least a majority of the Board  members  described in clause  (A) who were  still in office  at the time the Board  approved such election or nomination.

     Code means the Internal Revenue Code of 1986, as amended.

     Common Stock means the Company's common stock.

     Company means FileNET Corporation, a Delaware corporation, or any successor corporation, whether or not resulting from a Change in Control.

     Fair Market Value means, with respect to the shares of Common Stock subject to any of your Options, the average of the high and low selling prices per share of Common  Stock on the date in  question,  as such  prices are  reported by the
National  Association of Securities  Dealers on the Nasdaq National  Market.  If
there  are no  selling  prices  reported  for the  Common  Stock  on the date in question,  then the Fair  Market  Value shall be the average of the high and low selling prices on the last preceding date for which such report exists.

     Good Reason means any of the following  reasons for which you may terminate your  employment at any time within the eighteen  (18) month period  following a
Change in Control:  (i) the  assignment to you of any duties  inconsistent  with your position (including status,  offices,  titles and reporting  requirements), authority,  duties or  responsibilities  as in effect  immediately  prior to the
Change  in  Control,  or any other  action by the  Company  which  results  in a material  diminution in such position,  authority,  duties or  responsibilities,
(ii) a reduction in your level of compensation  (including  Base Salary,  Target
Bonus  and  fringe  benefits)  by more  than  fifteen  percent  (15%) or (iii) a relocation of your principal place of employment by more than  thirty-five  (35)
miles from the  location in effect  immediately  prior to the Change in Control, unless such  change,  reduction  or  relocation  is effected  with your  written consent.

     Involuntary   Termination   means  the  involuntary   termination  of  your
employment  with the Company other than a termination  for Cause. An Involuntary
Termination will not be deemed to occur in the event your employment  terminates by reason of your death or Disability.

     Option means any option granted to you (a) under the Plan or (b) outside of the Plan,  which is outstanding at the time of the Change in Control or upon the subsequent  Involuntary  Termination of your  employment or resignation for Good
Reason.  Your  Options  will be  divided  into two (2)  separate  categories  as follows:

          Acquisition-Accelerated Options:     any   outstanding   Option    (or
     installment  thereof)  that  automatically  accelerates,  pursuant  to  the acceleration  provisions of an applicable agreement evidencing that Option, upon a Change in Control.  These options are not the subject matter of this letter agreement.

          Severance-Accelerated Options:  any outstanding Option (or installment thereof) which, pursuant to Part Two of this letter agreement,  accelerates upon an Involuntary Termination or resignation for Good Reason.

     Option Parachute Payment means, with respect to any Acquisition-Accelerated
Option or any Severance-Accelerated Option, the portion of that Option deemed to be a parachute  payment  under Code Section  280G and the  Treasury  Regulations issued thereunder.  The portion of such Option which is categorized as an Option
Parachute Payment will be calculated in accordance with the valuation provisions established under Code Section 280G and the applicable Treasury  Regulations and will  include an  appropriate  dollar  adjustment  to reflect  the lapse of your obligation  to remain in the  Company's  employ as a condition to the vesting of the accelerated  installment.  In no event,  however,  will the Option Parachute
Payment    attributable    to    any    Acquisition-Accelerated     Option    or
Severance-Accelerated Option (or accelerated installment) exceed the spread (the excess of the Fair Market Value of the accelerated option shares over the option exercise price payable for those shares) existing at the time of acceleration.

     Other Parachute Payment  means  any  payment in the nature of  compensation
(other  than the  benefits to which you become  entitled  under Part Two of this letter agreement) which are made to you in connection with the Change in Control and which accordingly  qualify as parachute  payments within the meaning of Code

Section 280G(b)(2) and the Treasury  Regulations  issued thereunder.  Your Other
Parachute Payment will include (without limitation) the Present Value,  measured as of  the  Change  in  Control,  of  the  aggregate  Option  Parachute  Payment attributable to your Acquisition-Accelerated Options (if any).

     Parachute  Payment means any payment or benefit provided you under Part Two of this letter agreement (other than the Option Parachute  Payment  attributable to your Severance-Accelerated Options) which is deemed to constitute a parachute payment  within  the  meaning  of  Code  Section  280G(b)(2)  and  the  Treasury
Regulations issued thereunder.

     Permanent  Disability  means your  inability  to engage in any  substantial gainful  activity  by reason of any  medically  determinable  physical or mental impairment expected to result in death or to be of continuous duration of twelve
(12) months or more.

     Plan means (i) the Company's 1995 Stock Option Plan, as amended or restated
from time to time,  and (ii) any successor  stock  incentive  plan  subsequently implemented by the Company.

     Present  Value means the value,  determined as of the date of the Change in
Control,  of any  payment  in the  nature of  compensation  to which you  become entitled in connection with the Change in Control or the subsequent  Involuntary
Termination  of your  employment  or  resignation  for  Good  Reason,  including
(without   limitation)  the  Option  Parachute  Payment   attributable  to  your
Severance-Acceleration  Options,  the  additional  benefits  to which you become entitled  under  Part Two of this  letter  agreement  and the  Option  Parachute
Payment attributable to your Acquisition-Accelerated  Options. The Present Value of each such payment shall be determined  in accordance  with the  provisions of
Code Section  280G(d)(4),  utilizing a discount rate equal to one hundred twenty percent  (120%)  of the  applicable  Federal  rate in effect at the time of such determination,  compounded  semi-annually to the effective date of the Change in
Control.

     Target Bonus  means  the  annual  incentive  bonus to which you may  become entitled  under the Company's  Officer Bonus Plan for one or more calendar years upon the Company's attainment of the performance  milestones  designated for the each such year and your attainment of the personal objectives  specified for you for such  year,  if any,  assuming  that all  financial  and other  targets  are achieved at the level of 100%.

                     PART TWO -- CHANGE IN CONTROL BENEFITS

     Should  your  employment  with  the  Company  terminate  by  reason  of  an
Involuntary  Termination,  or should you resign for Good Reason within  eighteen
(18)  months  following a Change in  Control,  then you will become  entitled to receive the  severance  benefits  provided  under this Part Two,  subject to the benefit  limitations of Part Three of this letter agreement.  Such benefits will be in lieu of all other  severance  benefits  to which you  might  otherwise  be entitled upon such a termination of your employment.

     1. Accelerated Vesting.

     Each  outstanding  Option  which  you hold at the time of your  Involuntary
Termination  or  resignation  for  Good  Reason,  to the  extent  not  otherwise exercisable  for all the shares of Common Stock  subject to that  Option,  shall immediately  become exercisable for all those option shares and may be exercised for  any  or all of  those  shares  as  fully  vested  shares.  Each  Option  so accelerated shall remain  exercisable until the earlier of (i) the expiration of the option term or (ii) the end of the three (3) month period following the date of your  Involuntary  Termination  or  resignation  for Good  Reason for options granted  prior to or on March  16,  2001 or (iii)  the end of the six (6)  month period  following the date of your  Involuntary  Termination or resignation  for
Good Reason for options  granted after March 16, 2001.  Incentive  Stock Options
("ISOs")  granted  subsequent to March 16, 2001, will retain their favorable tax treatment to the extent said options are exercised  within three (3) months from the date of your Involuntary Termination or resignation for Good Reason. If said options are  exercised  after the three (3) month period but prior to end of the
six  (6)  month  extension  period,   such  options  will  be  characterized  as
Nonqualified  Stock Options and reported as additional  compensation  subject to full withholding taxes on the your Form W-2 or Form 1099, as applicable.

     2. Severance Payment.

     Subject to the limitations of Part Three of this letter agreement, you will be entitled a cash lump sum  severance  payment in an amount equal to the sum of
(i) nine (9) months of your Base Salary,  (ii) a pro-rata portion of your Target
Bonus for the calendar  year in which the Change of Control  occurs,  based upon the  number of days you were  employed  during the  calendar  year in which your
Involuntary  Termination or resignation  for Good Reason occurs  relative to the total  number of days in such year and (iii) the  greater  of (A)  three-fourths
(3/4) of your  Target  Bonus for the  calendar  year in which  your  Involuntary
Termination or resignation for Good Reason occurs or (B) three-fourths  (3/4) of your Target Bonus for the calendar year in which the Change in Control occurs.

     Said lump sum  severance  payment  will be made in a cash  lump sum  within thirty (30) days following your Involuntary  Termination or resignation for Good
Reason, and will be subject to the Company's collection of all applicable income and employment withholding taxes.

     In  addition,  you will be  entitled  to nine (9)  months  of  continuation payments at your Base Salary and the greater of (i) three-fourths  (3/4) of your
Target  Bonus for the calendar  year in which your  Involuntary  Termination  or resignation  for Good Reason occurs or (ii)  three-fourths  (3/4) of your Target
Bonus  for the  calendar  year in which  the  Change in  Control  occurs.  These payments will be made at bi-weekly  intervals for nine (9) months  commencing on the  next  administratively  feasible  payroll  cycle  from  the  date  of  your
Involuntary Termination or resignation for Good Reason.

     3. Benefits Coverage.

     The  Company  will make a lump sum  payment to you equal to  eighteen  (18)
months of the current  monthly  Internal  Revenue  Code  Section  4980B  medical premium  ("COBRA") for you and your eligible  dependents.  This lump sum payment will  be  remitted  to you  thirty  (30)  days  from  the  date  of  Involuntary
Termination  or  resignation  for  Good  Reason.  It is your  responsibility  to complete  the  necessary  documents  and make  payments  directly  to the  COBRA administrator  to  maintain  medical  coverage  throughout  the  period  you are eligible for COBRA  benefits.  Any additional  health care coverage to which you and your  dependents  may be entitled  under COBRA will be at your sole cost and expense.

     In addition,  if currently  enrolled in the Company's  Group Universal Life
("GUL") insurance program, the Company will make a lump sum payment to you equal to eighteen (18) months of the current monthly GUL insurance premium.  This lump sum  payment  will  be  remitted  to you  thirty  (30)  days  from  the  date of
Involuntary   Termination   or   resignation   for  Good  Reason.   It  is  your
responsibility to complete the necessary documents and make payments directly to the GUL administrator to maintain coverage

     Your payments and benefits under Paragraph 2 will immediately  terminate in the event you fail to abide by the restrictive  covenants set forth in Part Four of this  letter  agreement.  Your  Paragraph  2 payments  will be subject to the
Company's  collection  of  applicable  federal and state  income and  employment withholding taxes.

     You shall not be required to mitigate  the amount of any payment or benefit provided for in this Part Two by seeking other employment or otherwise nor shall the amount of any payment or benefit provided for in this Part Two be reduced by any  compensation  earned by you as the result of employment by another employer or self-employment, by retirement benefits, by offset against any amount claimed to be owed by you to the Company, or otherwise.

                      PART THREE -- LIMITATION ON BENEFITS

     1. Benefit Limitation.

     Anything in this letter  agreement to the contrary  notwithstanding,  if it shall be determined that the net after-tax benefit that you would receive if you received all of the Payments  would be less than the net after-tax  benefit that you would receive if the Parachute  Value (as defined below) of all Payments did not exceed the Safe Harbor Amount (as defined  below),  then the amounts payable under this letter  agreement shall be reduced so that the Parachute Value of all
Payments, in the aggregate,  equals the Safe Harbor Amount. The reduction of the amounts payable  hereunder,  if applicable,  shall be made by first reducing the payments  under  Paragraph  2 of Part  Two,  unless  an  alternative  method  of reduction  is elected by you, and in any event shall be made in such a manner as to maximize the Value (as defined  below) of all Payments  actually made to you.
For purposes of reducing the  Payments to the Safe Harbor  Amount,  only amounts payable under Part Two of this letter agreement (and no other Payments) shall be reduced.  If the  reduction of the amount  payable under Part Two of this letter agreement would not result in a reduction of the Parachute Value of all Payments to the Safe Harbor Amount,  no amounts payable under this letter agreement shall be  reduced  pursuant  to this  Paragraph  1 unless  you  elect to have any such amounts reduced.

     2. Resolution Procedure.

     (a) All determinations required to be made under this Part Three, including whether and a reduction  of any Payment is required  and the  assumptions  to be utilized  in  arriving  at such  determination,  shall be made by the  Company's independent certified public accountants serving immediately prior to the Change in Control, or such other nationally recognized accounting firm as may be agreed by the Company and you (the "Accounting  Firm");  provided,  that the Accounting
Firm's determination shall be made based upon "substantial authority" within the meaning of Section 6662 of the Code. The Accounting Firm shall provide  detailed supporting  calculations  both to the Company and you within 15 business days of the  receipt of notice  from you that  there has been a Payment or such  earlier time as is  requested by the  Company.  All fees and expenses of the  Accounting
Firm shall be borne solely by the Company.  Any  determination by the Accounting
Firm shall be binding upon the Company and you.

     (b) Definitions.  The following terms shall have the following meanings for purposes of this Part Three.

          "Parachute  Value" of a Payment shall mean the present value as of the date of the change of control for  purposes of Section  280G of the Code of the portion of such Payment that  constitutes a "parachute  payment"  under
     Section  280G(b)(2),  as determined by the Accounting  Firm for purposes of determining  whether  and to what  extent the Excise Tax will apply to such
     Payment.

          A "Payment"  shall mean any payment or  distribution  in the nature of compensation  (within the meaning of Section  280G(b)(2) of the Code) to or for your benefit, whether paid or payable pursuant to this letter agreement or otherwise.

          The "Safe Harbor Amount" shall mean 2.99 times the  Executive's  "base amount," within the meaning of Section 280G(b)(3) of the Code.

          "Value"  of a  Payment  shall  mean the  economic  present  value of a
     Payment  as of the date of the change of control  for  purposes  of Section
     280G of the Code, as determined by the  Accounting  Firm using the discount rate required by Section 280G(d)(4) of the Code.

                   PART FOUR - SPECIAL RESTRICTIVE COVENANTS

     Any  salary/bonus  continuation  payments  to  which  you  become  entitled hereunder as a severance  payment shall  immediately cease if at any time during the applicable salary/bonus continuation period, you:

          (a)  own,  manage,  operate,  join,  control  or  participate  in  the ownership, management, operation or control of, or be employed by or connected in any manner with,  any enterprise which is engaged in any  business  competitive  with  or  similar  to  that of the
               Company; provided, however, that such restriction shall not apply to any passive  investment  representing an interest of less than one  percent  (1%) of an  outstanding  class  of  publicly-traded securities of any corporation or other  enterprise  which is not, at the time of such investment, engaged in a business competitive with the Company's business;

          (b)  encourage or solicit any of the Company's  employees to leave the
               Company's  employ for any reason or interfere in any other manner with employment  relationships  at the time existing  between the
               Company and its employees; or

          (c)  solicit any client or customer of the Company,  induce any of the
               Company's clients, customers,  suppliers, vendors or distributors to  terminate  their  existing  business  relationships  with the
               Company  or  interfere  in any  other  manner  with any  existing
               business   relationship  between  the  Company  and  any  client,
               customer, supplier, vendor, distributor or other third party.

                           PART FIVE -- MISCELLANEOUS

     1. Termination for Cause.

     Should your  employment be terminated  for Cause,  the Company will only be required to pay you (i) any unpaid  compensation  earned for services previously rendered  through the date of such  termination  and (ii) any accrued but unpaid vacation  benefits or sick days,  and no  benefits  will be payable to you under
Part Two of this letter agreement.

     2. Death or Permanent Disability.

     Should you die or become permanently disabled before receipt of one or more salary/bonus  continuation  payments  to which you  become  entitled  under this letter  agreement,  then  those  payments  will  be  made  to the  executors  or administrators  of your estate.  Should you die or become  permanently  disabled before you exercise all your outstanding Options as accelerated hereunder,  then such  Options may be  exercised,  within  twelve (12) months after the date your
Death or Permanent Disability, by the executors or administrators of your estate or by persons to whom the  Options are  transferred  pursuant to your will or in accordance  with the laws of  inheritance.  In no event,  however,  may any such
Option be exercised after the specified expiration date of the option term.

     3. General Creditor Status.

     All cash payments to which you become entitled hereunder will be paid, when due,  from  the  general  assets  of the  Company,  and no  trust  fund,  escrow arrangement or other segregated account will be established as a funding vehicle for  such  payment.  Accordingly,  your  right  (or the  right  of the  personal representatives  or  beneficiaries of your estate) to receive such cash payments hereunder  will at all times be that of a general  creditor  of the  Company and will have no priority over the claims of other general creditors.

     4. Miscellaneous.

     This letter agreement will be binding upon the Company,  its successors and assigns (including,  without  limitation,  the surviving entity in any Change in
Control) and is to be construed and  interpreted  under the laws of the State of
California.  This letter agreement  supersedes all prior agreements  between you and the Company  relating to the subject of  severance  benefits  payable upon a change in control or ownership  of the Company,  and you will not be entitled to any other severance  benefits upon such a termination  other than those that are provided  in this letter  agreement.  This letter may only be amended by written instrument  signed  by you and an  authorized  officer  of the  Company.  If any provision  of this letter  agreement  as applied to you or the Company or to any circumstance should be adjudged by a court of competent  jurisdiction to be void or unenforceable for any reason, the invalidity of that provision will in no way affect  (to the  maximum  extent  permissible  by law) the  application  of such provision under circumstances different from those adjudicated by the court, the
application  of  any  other   provision  of  this  letter   agreement,   or  the
enforceability  or  invalidity of this letter  agreement as a whole.  Should any provision  of this  letter  agreement  become or be deemed  invalid,  illegal or unenforceable in any jurisdiction by reason of the scope,  extent or duration of its coverage, then such provision will be deemed amended to the extent necessary to  conform  to  applicable  law so as to be valid and  enforceable  or, if such provision cannot be so amended without materially  altering the intention of the parties,  then such  provision will be stricken and the remainder of this letter agreement will continue in full force and effect.

     5. No Employment or Service Contract.

     Nothing in this letter  agreement is intended to provide you with any right to continue in the employ of the Company (or any  subsidiary)  for any period of specific duration or interfere with or otherwise restrict in any way your rights or the  rights of the  Company  (or any  subsidiary),  which  rights  are hereby expressly reserved by each, to terminate your employment at will or as otherwise specified in an applicable employment contract.

     6. Indemnification Agreement.

     Notwithstanding  any provision of your  Indemnification  Agreement with the
Company dated _____________ (the "Indemnification Agreement"), after a Change in
Control (and including after any  termination of your employment  after a Change in Control)  you shall  continue  to be entitled to receive all of the  benefits provided under the Indemnification Agreement.

     7.Attorneys Fees and Expenses.

     In  addition  to all  other  amounts  payable  to  you  under  this  letter agreement,  the Company shall pay to you all legal fees and expenses incurred by you in  connection  with any  dispute  arising out of or relating to this letter agreement or the interpretation thereof (including, without limitation, all such fees and expenses, if any, incurred in seeking to obtain or enforce any right or benefit provided by this letter  agreement,  or in connection with any tax audit or proceeding to the extent  attributable  to the application of Section 4999 of the Code to any  payment  or  benefit  provided  hereunder),  regardless  of the outcome of such proceeding; provided, however, that you shall not be entitled to recover such fees and costs if the court  determines that your claim was brought in bad faith or that your claim was frivolous.  Any attorney's  fees incurred by you shall be paid by the  Company in advance  of the final  disposition  of such action or challenge, as such fees and expenses are incurred;  provided, however, that you agree to repay such amounts, net of any income taxes paid or payable by you with respect to such amounts,  if it is  ultimately  determined by the court that your claim was brought in bad faith or that your claim was frivolous.

     Please  indicate  your  acceptance of the foregoing by signing the enclosed copy of this letter agreement and returning it to the Company.

                                        Very truly yours,

                                        FILENET CORPORATION

                               By:      ______________________________
                                        Lee D. Roberts
                               Title:   Chief Executive Officer

                                   ACCEPTANCE

     I hereby  agree to all the terms and  provisions  of the  foregoing  letter agreement  governing the special benefits to which I may become entitled upon an involuntary termination of my employment or resignation under certain prescribed circumstances  following a  substantial  change in control or  ownership  of the
Company.

                               Signature: _____________________________

                               Dated:     _____________________________

                                                                   EXHIBIT 10.18

     To 16 (b) officers except Lee Roberts, Ron Ercanbrack and Sam Auriemma

                               FILENET LETTERHEAD

Dear:

     This letter  agreement  constitutes  an amendment  and  restatement  of our letter agreement dated ______________, 2001.

     We are  pleased  to  inform  you that  the  Compensation  Committee  of the
Company's  Board of Directors has approved a special  severance  benefit program for you and other key executives. The purpose of this letter agreement is to set forth  the  terms  and  conditions  of your  new  benefits  and to  explain  the limitations that will govern their overall value.

     Your new severance package will become payable in the event your employment terminates under certain  circumstances within a specified time period following a substantial  change in ownership or control of the Company.  To understand the
full  scope  of  your  benefits,   you  should  familiarize  yourself  with  the
definitional  provisions  of Part One of this  letter  agreement.  The  benefits comprising  your  severance  package are  detailed  in Part Two,  and the dollar limitations  on the overall value of your benefit  package and other  applicable restrictions  are  specified  in Parts  Three and Four.  Part  Five  deals  with ancillary matters affecting your severance arrangement.

                            PART ONE -- DEFINITIONS

     For purposes of this letter agreement, the following definitions will be in effect:

     Average  Compensation  means the average of your W-2 wages from the Company for the five (5)  calendar  years (or such  fewer  number of  calendar  years of employment with the Company) completed immediately prior to the calendar year in which the  Change in Control is  effected.  Any W-2 wages for a partial  year of employment will be annualized, in accordance with the frequency which such wages
are  paid  during  such  partial   year,   before   inclusion  in  your  Average
Compensation.

     Base  Salary  means  the  annual  rate of base  salary  in  effect  for you immediately  prior to the Change in Control or (if  greater)  the annual rate of base salary in effect at the time of your Involuntary Termination or resignation for Good Reason.

     Board means the Company's Board of Directors.

     Cause  means  any of the  following  reasons  for  which  the  Company  may terminate your  employment:  (i) your willful failure or refusal to perform your duties  (other than any such  failure  attributable  to your  incapacity  due to physical or mental  illness)  which is not cured within ten (10)  business  days after written notice from the Company in which there is identified the manner in which Company  believes  that you have not  performed  such duties and the steps required to cure such failure;  (ii) your  conviction  of, or entering a plea of nolo contendere with respect to, a felony;  (iii) any intentional  misconduct on your part which has a materially adverse effect upon the Company,  monetarily or otherwise;  or (iv) any  unauthorized  use or disclosure by you of the Company's proprietary information.

     Change in Control means any of the following transactions:

     (i)  a merger or  consolidation  in which  securities  possessing more than fifty  percent  (50%)  of  the  total  combined  voting  power  of the
          Company's  outstanding  securities  are  transferred  to a  person  or
          persons   different   from  the  persons   holding  those   securities
          immediately prior to such transaction;

     (ii) any sale, transfer or other disposition of all or substantially all of the Company's assets;

     (iii) a complete liquidation or dissolution of the Company;

     (iv) the  acquisition,  directly  or  indirectly,  by any person or related group of persons  (other than the Company or a person that directly or indirectly controls, is controlled by or is under common control with, the Company) of beneficial ownership (within the meaning of Rule 13d-3 of the  Securities  Exchange  Act of 1934,  as amended) of  securities possessing  more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities; or

     (v)  a change in the  composition  of the Board over a period of thirty-six
          (36)  consecutive  months or less such  that a  majority  of the Board members ceases, by reason of one or more contested elections for Board membership,  to be comprised of  individuals  who either (A) have been
          Board members  continuously  since the beginning of such period or (B)
          have been elected or nominated  for election as Board  members  during such period by at least a majority of the Board  members  described in clause  (A) who were  still in office  at the time the Board  approved such election or nomination.

     Code means the Internal Revenue Code of 1986, as amended.

     Common Stock means the Company's common stock.

     Company means FileNet Corporation, a Delaware corporation, or any successor corporation, whether or not resulting from a Change in Control.

     Fair Market Value means, with respect to the shares of Common Stock subject to any of your Options, the average of the high and low selling prices per share of Common  Stock on the date in  question,  as such  prices are  reported by the
National  Association of Securities  Dealers on the Nasdaq National  Market.  If
there  are no  selling  prices  reported  for the  Common  Stock  on the date in question,  then the Fair  Market  Value shall be the average of the high and low selling prices on the last preceding date for which such report exists.

     Good Reason means any of the following  reasons for which you may terminate your  employment at any time within the eighteen  (18) month period  following a
Change in Control:  (i) the  assignment to you of any duties  inconsistent  with your position (including status,  offices,  titles and reporting  requirements), authority,  duties or  responsibilities  as in effect  immediately  prior to the
Change  in  Control,  or any other  action by the  Company  which  results  in a material  diminution in such position,  authority,  duties or  responsibilities,
(ii) a reduction in your level of compensation  (including  Base Salary,  Target
Bonus  and  fringe  benefits)  by more  than  fifteen  percent  (15%) or (iii) a relocation of your principal place of employment by more than  thirty-five  (35)
miles from the  location in effect  immediately  prior to the Change in Control, unless such  change,  reduction  or  relocation  is effected  with your  written consent.

     Involuntary   Termination   means  the  involuntary   termination  of  your
employment  with the Company other than a termination  for Cause. An Involuntary
Termination will not be deemed to occur in the event your employment  terminates by reason of your death or Disability.

     Option means any option granted to you (a) under the Plan or (b) outside of the Plan,  which is outstanding at the time of the Change in Control or upon the subsequent  Involuntary  Termination of your  employment or resignation for Good
Reason.  Your  Options  will be  divided  into two (2)  separate  categories  as follows:

          Acquisition-Accelerated    Options:   any   outstanding   Option   (or
     installment  thereof)  which  automatically  accelerates,  pursuant  to the acceleration  provisions of an applicable agreement evidencing that Option, upon a Change in Control.  These options are not the subject matter of this letter agreement.

          Severance-Accelerated  Options: any outstanding Option (or installment thereof) which, pursuant to Part Two of this letter agreement,  accelerates upon an Involuntary Termination or resignation for Good Reason.

     Option Parachute Payment means, with respect to any Acquisition-Accelerated
Option or any Severance-Accelerated Option, the portion of that Option deemed to be a parachute  payment  under Code Section  280G and the  Treasury  Regulations issued thereunder.  The portion of such Option which is categorized as an Option
Parachute Payment will be calculated in accordance with the valuation provisions established under Code Section 280G and the applicable Treasury  Regulations and will  include an  appropriate  dollar  adjustment  to reflect  the lapse of your obligation  to remain in the  Company's  employ as a condition to the vesting of the accelerated  installment.  In no event,  however,  will the Option Parachute
Payment    attributable    to    any    Acquisition-Accelerated     Option    or
Severance-Accelerated Option (or accelerated installment) exceed the spread (the excess of the Fair Market Value of the accelerated option shares over the option exercise price payable for those shares) existing at the time of acceleration.

     Other  Parachute  Payment  means any payment in the nature of  compensation
(other  than the  benefits to which you become  entitled  under Part Two of this letter agreement) which are made to you in connection with the Change in Control and which accordingly  qualify as parachute  payments within the meaning of Code
Section 280G(b)(2) and the Treasury  Regulations  issued thereunder.  Your Other
Parachute Payment will include (without limitation) the Present Value,  measured as of  the  Change  in  Control,  of  the  aggregate  Option  Parachute  Payment attributable to your Acquisition-Accelerated Options (if any).

     Parachute  Payment means any payment or benefit provided you under Part Two of this letter agreement (other than the Option Parachute  Payment  attributable to your Severance-Accelerated Options) which is deemed to constitute a parachute payment  within  the  meaning  of  Code  Section  280G(b)(2)  and  the  Treasury
Regulations issued thereunder.

     Permanent  Disability  means your  inability  to engage in any  substantial gainful  activity  by reason of any  medically  determinable  physical or mental impairment expected to result in death or to be of continuous duration of twelve
(12) months or more.

     Plan means (i) the Company's 1995 Stock Option Plan, as amended or restated
from time to time,  and (ii) any successor  stock  incentive  plan  subsequently implemented by the Company.

     Present  Value means the value,  determined as of the date of the Change in
Control,  of any  payment  in the  nature of  compensation  to which you  become entitled in connection with the Change in Control or the subsequent  Involuntary
Termination  of your  employment  or  resignation  for  Good  Reason,  including
(without   limitation)  the  Option  Parachute  Payment   attributable  to  your
Severance-Acceleration  Options,  the  additional  benefits  to which you become entitled  under  Part Two of this  letter  agreement  and the  Option  Parachute
Payment attributable to your Acquisition-Accelerated  Options. The Present Value of each such payment shall be determined  in accordance  with the  provisions of
Code Section  280G(d)(4),  utilizing a discount rate equal to one hundred twenty percent  (120%)  of the  applicable  Federal  rate in effect at the time of such determination,  compounded  semi-annually to the effective date of the Change in
Control.

     Target  Bonus  means the  annual  incentive  bonus to which you may  become entitled  under the Company's  Officer Bonus Plan for one or more calendar years upon the Company's attainment of the performance  milestones  designated for the each such year and your attainment of the personal objectives  specified for you for such  year,  if any,  assuming  that all  financial  and other  targets  are achieved at the level of 100%.

                     PART TWO -- CHANGE IN CONTROL BENEFITS

     Should  your  employment  with  the  Company  terminate  by  reason  of  an
Involuntary  Termination,  or should you resign for Good Reason within  eighteen
(18)  months  following a Change in  Control,  then you will become  entitled to receive the  severance  benefits  provided  under this Part Two,  subject to the benefit  limitations of Part Three of this letter agreement.  Such benefits will be in lieu of all other  severance  benefits  to which you  might  otherwise  be entitled upon such a termination of your employment.

     1.   Accelerated Vesting.

     Each  outstanding  Option  which  you hold at the time of your  Involuntary
Termination  or  resignation  for  Good  Reason,  to the  extent  not  otherwise exercisable  for all the shares of Common Stock  subject to that  Option,  shall immediately  become exercisable for all those option shares and may be exercised for  any  or all of  those  shares  as  fully  vested  shares.  Each  Option  so accelerated shall remain  exercisable until the earlier of (i) the expiration of the option term or (ii) the end of the three (3) month period following the date of your  Involuntary  Termination  or  resignation  for Good  Reason for options granted  prior to or on March  16,  2001 or (iii)  the end of the six (6)  month period  following the date of your  Involuntary  Termination or resignation  for
Good Reason for options  granted after March 16, 2001.  Incentive  Stock Options
("ISOs")  granted  subsequent to March 16, 2001, will retain their favorable tax treatment to the extent said options are exercised  within three (3) months from the date of your Involuntary Termination or resignation for Good Reason. If said options are  exercised  after the three (3) month period but prior to end of the
six  (6)  month  extension  period,   such  options  will  be  characterized  as
Nonqualified  Stock Options and reported as additional  compensation  subject to full withholding taxes on the your Form W-2 or Form 1099, as applicable.

     2.   Severance Payment.

     Subject to the limitations of Part Three of this letter agreement, you will be entitled a cash lump sum  severance  payment in an amount equal to the sum of
(i) six (6) months of your Base Salary,  (ii) a pro-rata  portion of your Target
Bonus for the calendar  year in which the Change of Control  occurs,  based upon the  number of days you were  employed  during the  calendar  year in which your
Involuntary  Termination or resignation  for Good Reason occurs  relative to the total number of days in such year and (iii) the greater of (A) one-half (1/2) of your Target Bonus for the calendar year in which your Involuntary Termination or resignation  for Good Reason  occurs or (B) one-half  (1/2) of your Target Bonus for the calendar year in which the Change in Control occurs.

Said lump sum  severance  payment will be made in a cash lump sum within  thirty
(30) days following your Involuntary Termination or resignation for Good Reason, and will be subject to the  Company's  collection of all  applicable  income and employment withholding taxes.

     In  addition,  you  will be  entitled  to six (6)  months  of  continuation payments  at your Base  Salary  and the  greater of (i)  one-half  (1/2) of your
Target  Bonus for the calendar  year in which your  Involuntary  Termination  or resignation  for Good Reason occurs or (ii) one-half  (1/2) of your Target Bonus for the calendar year in which the Change in Control occurs. These payments will be made  at  bi-weekly  intervals  for six (6)  months  commencing  on the  next administratively  feasible  payroll  cycle  from  the  date of your  Involuntary
Termination or resignation for Good Reason.

     3.   Benefits Coverage.

     The Company will make a lump sum payment to you equal to twelve (12) months of the current  monthly  Internal  Revenue Code Section  4980B  medical  premium
("COBRA")  for you and your eligible  dependents.  This lump sum payment will be remitted to you thirty  (30) days from the date of  Involuntary  Termination  or resignation for Good Reason. It is your responsibility to complete the necessary documents  and make  payments  directly to the COBRA  administrator  to maintain medical coverage throughout the period you are eligible for COBRA benefits.  Any additional health care coverage to which you and your dependents may be entitled under COBRA will be at your sole cost and expense.

     In addition,  if currently  enrolled in the Company's  Group Universal Life
("GUL") insurance program, the Company will make a lump sum payment to you equal to twelve (12) months of the current  monthly GUL insurance  premium.  This lump sum  payment  will  be  remitted  to you  thirty  (30)  days  from  the  date of
Involuntary   Termination   or   resignation   for  Good  Reason.   It  is  your
responsibility to complete the necessary documents and make payments directly to the GUL administrator to maintain coverage.

     Your payments and benefits under Paragraph 2 will immediately  terminate in the event you fail to abide by the restrictive  covenants set forth in Part Four of this  letter  agreement.  Your  Paragraph  2 payments  will be subject to the
Company's  collection  of  applicable  federal and state  income and  employment withholding taxes.

     You shall not be required to mitigate  the amount of any payment or benefit provided for in this Part Two by seeking other employment or otherwise nor shall the amount of any payment or benefit provided for in this Part Two be reduced by any  compensation  earned by you as the result of employment by another employer or self-employment, by retirement benefits, by offset against any amount claimed to be owed by you to the Company, or otherwise.

                      PART THREE -- LIMITATION ON BENEFITS

     1.   Benefit Limit.

     Anything in this letter  agreement to the contrary  notwithstanding,  if it shall be determined that the net after-tax benefit that you would receive if you received all of the Payments  would be less than the net after-tax  benefit that you would receive if the Parachute  Value (as defined below) of all Payments did not exceed the Safe Harbor Amount (as defined  below),  then the amounts payable under this letter  agreement shall be reduced so that the Parachute Value of all
Payments, in the aggregate,  equals the Safe Harbor Amount. The reduction of the amounts payable  hereunder,  if applicable,  shall be made by first reducing the payments  under  Paragraph  2 of Part  Two,  unless  an  alternative  method  of reduction  is elected by you, and in any event shall be made in such a manner as to maximize the Value (as defined  below) of all Payments  actually made to you.
For purposes of reducing the  Payments to the Safe Harbor  Amount,  only amounts payable under Part Two of this letter agreement (and no other Payments) shall be reduced.  If the  reduction of the amount  payable under Part Two of this letter agreement would not result in a reduction of the Parachute Value of all Payments to the Safe Harbor Amount,  no amounts payable under this letter agreement shall be  reduced  pursuant  to this  Paragraph  1 unless  you  elect to have any such amounts reduced.

     2.   Resolution Procedure.

     (a)  All  determinations  required  to  be  made  under  this  Part  Three, including  whether and a reduction  of any Payment is required and the assumptions to be utilized in arriving at such determination, shall be made by the Company's independent certified public accountants serving immediately  prior to the Change in Control,  or such other nationally recognized  accounting  firm as may be agreed by the  Company  and you
          (the  "Accounting  Firm");   provided,   that  the  Accounting  Firm's
          determination shall be made based upon "substantial  authority" within the meaning of Section  6662 of the Code.  The  Accounting  Firm shall provide detailed  supporting  calculations both to the Company and you within 15  business  days of the receipt of notice from you that there has  been a  Payment  or  such  earlier  time as is  requested  by the
          Company.  All fees and expenses of the Accounting  Firm shall be borne solely by the Company.  Any determination by the Accounting Firm shall be binding upon the Company and you.

     (b)  Definitions. The following terms shall have the following meanings for purposes of this Part Three.

          "Parachute  Value" of a Payment shall mean the present value as of the date of the change of control for  purposes of Section  280G of the Code of the portion of such Payment that  constitutes a "parachute  payment"  under
     Section  280G(b)(2),  as determined by the Accounting  Firm for purposes of determining  whether  and to what  extent the Excise Tax will apply to such
     Payment.

          A "Payment"  shall mean any payment or  distribution  in the nature of compensation  (within the meaning of Section  280G(b)(2) of the Code) to or for your benefit, whether paid or payable pursuant to this letter agreement or otherwise.

          The "Safe  Harbor  Amount"  shall mean 2.99 times your "base  amount,"
     within the meaning of Section 280G(b)(3) of the Code.

          "Value"  of a  Payment  shall  mean the  economic  present  value of a
     Payment  as of the date of the change of control  for  purposes  of Section
     280G of the Code, as determined by the  Accounting  Firm using the discount rate required by Section 280G(d)(4) of the Code.

                   PART FOUR - SPECIAL RESTRICTIVE COVENANTS

     Any  salary/bonus  continuation  payments  to  which  you  become  entitled hereunder as a severance  payment shall  immediately cease if at any time during the applicable salary/bonus continuation period, you:

     (a)  own, manage,  operate,  join, control or participate in the ownership, management, operation or control of, or be employed by or connected in any manner  with,  any  enterprise  which is  engaged in any  business competitive with or similar to that of the Company; provided, however, that  such  restriction  shall  not  apply to any  passive  investment representing  an  interest  of  less  than  one  percent  (1%)  of  an outstanding class of publicly-traded  securities of any corporation or other enterprise which is not, at the time of such investment, engaged in a business competitive with the Company's business;

     (b)  encourage  or  solicit  any of the  Company's  employees  to leave the
          Company's  employ for any reason or interfere in any other manner with employment  relationships at the time existing between the Company and its employees; or

     (c)  solicit  any  client or  customer  of the  Company,  induce any of the
          Company's clients,  customers,  suppliers,  vendors or distributors to terminate their existing  business  relationships  with the Company or interfere in any other manner with any existing business  relationship between  the  Company  and any  client,  customer,  supplier,  vendor, distributor or other third party.

                           PART FIVE -- MISCELLANEOUS

     1. Termination for Cause.

     Should your  employment be terminated  for Cause,  the Company will only be required to pay you (i) any unpaid  compensation  earned for services previously rendered  through the date of such  termination  and (ii) any accrued but unpaid vacation  benefits or sick days,  and no  benefits  will be payable to you under
Part Two of this letter agreement.

     2.   Death or Permanent Disability.

     Should you die or become permanently disabled before receipt of one or more salary/bonus  continuation  payments  to which you  become  entitled  under this letter  agreement,  then  those  payments  will  be  made  to the  executors  or administrators  of your estate.  Should you die or become  permanently  disabled before you exercise all your outstanding Options as accelerated hereunder,  then such Options may be exercised,  within twelve (12) months after the date of your
Death or Permanent Disability, by the executors or administrators of your estate or by persons to whom the  Options are  transferred  pursuant to your will or in accordance  with the laws of  inheritance.  In no event,  however,  may any such
Option be exercised after the specified expiration date of the option term.

     3.   General Creditor Status.

     All cash payments to which you become entitled hereunder will be paid, when due,  from  the  general  assets  of the  Company,  and no  trust  fund,  escrow arrangement or other segregated account will be established as a funding vehicle for  such  payment.  Accordingly,  your  right  (or the  right  of the  personal representatives  or  beneficiaries of your estate) to receive such cash payments hereunder  will at all times be that of a general  creditor  of the  Company and will have no priority over the claims of other general creditors.

     4.   Miscellaneous.

     This letter agreement will be binding upon the Company,  its successors and assigns (including,  without  limitation,  the surviving entity in any Change in
Control) and is to be construed and  interpreted  under the laws of the State of
California.  This letter agreement  supersedes all prior agreements  between you and the Company  relating to the subject of  severance  benefits  payable upon a change in control or ownership  of the Company,  and you will not be entitled to any other severance  benefits upon such a termination  other than those that are provided  in this letter  agreement.  This letter may only be amended by written instrument  signed  by you and an  authorized  officer  of the  Company.  If any provision  of this letter  agreement  as applied to you or the Company or to any circumstance should be adjudged by a court of competent  jurisdiction to be void or unenforceable for any reason, the invalidity of that provision will in no way affect  (to the  maximum  extent  permissible  by law) the  application  of such provision under circumstances different from those adjudicated by the court, the
application  of  any  other   provision  of  this  letter   agreement,   or  the
enforceability  or  invalidity of this letter  agreement as a whole.  Should any provision  of this  letter  agreement  become or be deemed  invalid,  illegal or unenforceable in any jurisdiction by reason of the scope,  extent or duration of its coverage, then such provision will be deemed amended to the extent necessary to  conform  to  applicable  law so as to be valid and  enforceable  or, if such provision cannot be so amended without materially  altering the intention of the parties,  then such  provision will be stricken and the remainder of this letter agreement will continue in full force and effect.

     5. No Employment or Service Contract.

     Nothing in this letter  agreement is intended to provide you with any right to continue in the employ of the Company (or any  subsidiary)  for any period of specific duration or interfere with or otherwise restrict in any way your rights or the  rights of the  Company  (or any  subsidiary),  which  rights  are hereby expressly reserved by each, to terminate your employment at will or as otherwise specified in an applicable employment contract.

     6.   Indemnification Agreement.

     Notwithstanding  any provision of your  Indemnification  Agreement with the
Company dated _____________ (the "Indemnification Agreement"), after a Change in
Control (and including after any  termination of your employment  after a Change in Control)  you shall  continue  to be entitled to receive all of the  benefits provided under the Indemnification Agreement.

     7.   Attorneys Fees and Expenses.

     In  addition  to all  other  amounts  payable  to  you  under  this  letter agreement,  the Company shall pay to you all legal fees and expenses incurred by you in  connection  with any  dispute  arising out of or relating to this letter agreement or the interpretation thereof (including, without limitation, all such fees and expenses, if any, incurred in seeking to obtain or enforce any right or benefit provided by this letter  agreement,  or in connection with any tax audit or proceeding to the extent  attributable  to the application of Section 4999 of the Code to any  payment  or  benefit  provided  hereunder),  regardless  of the outcome of such proceeding; provided, however, that you shall not be entitled to recover such fees and costs if the court  determines that your claim was brought in bad faith or that your claim was frivolous.  Any attorney's  fees incurred by you shall be paid by the  Company in advance  of the final  disposition  of such action or challenge, as such fees and expenses are incurred;  provided, however, that you agree to repay such amounts, net of any income taxes paid or payable by you with respect to such amounts,  if it is  ultimately  determined by the court that your claim was brought in bad faith or that your claim was frivolous.

     Please  indicate  your  acceptance of the foregoing by signing the enclosed copy of this letter agreement and returning it to the Company.

                                       Very truly yours,

                                       FILENET CORPORATION

                           By:          /s/ Lee D. Roberts            .
                                        Lee D. Roberts
                           Title:       Chief Executive Officer

                                   ACCEPTANCE

     I hereby  agree to all the terms and  provisions  of the  foregoing  letter agreement  governing the special benefits to which I may become entitled upon an involuntary termination of my employment or resignation under certain prescribed circumstances  following a  substantial  change in control or  ownership  of the
Company.

                                Signature:                                      .

                                Dated:                                          .

                                                                   Exhibit 10.19

                             CEO SEVERANCE AGREEMENT

     The  Committee  deems it advisable at this time to implement  the following
Severance Agreement. Should Executive's employment with the Company terminate by reason of an Involuntary  Termination,  then Executive  shall become entitled to receive the following special severance  benefits and option  acceleration under this CEO Severance Agreement.  Under no circumstances,  however, shall Executive be  entitled  to this CEO  Severance  Agreement  if  Executive's  employment  is terminated for Cause or Change in Control.

     1. Severance

          a. Benefits

               (i) Severance  Payment.  Executive shall be entitled to receive a cash lump sum  severance  payment  in an  amount  equal to (A) one (1)
          times  the  annual  rate  of  Base  Salary  in  effect  for  Executive immediately before the Involuntary  Termination,  plus (B) Executive's
          Target  Bonus  for  the  calendar   year  in  which  the   Involuntary
          Termination  occurs if the Company is on target and provided Executive has  completed  six (6) months or more of the Business  Plan year.  If less than six (6) months completion occurs,  then he would be eligible for 50% of the Target Bonus.  The lump sum severance  payment shall be made thirty (30) days following Executive's termination date and shall be subject to the Company's  collection of all  applicable  income and employment withholding taxes.

               (ii)  Health  Care  Coverage.  The  Company  will make a lump sum payment  to  Executive  equal to twelve  (12)  months  of the  current monthly Internal Revenue Code Section 4980B medical premium  ("COBRA")
          for  Executive  and  Executive's  eligible  dependents.  This lump sum payment will be remitted to  Executive  thirty (30) days from the date of  Involuntary  Termination.  It  is  Executive's  responsibility  to complete the necessary  documents  and make  payments  directly to the
          COBRA administrator to maintain medical coverage throughout the peirod
          Executive are eligible for COBRA benefits.  Any additional health care coverage to which Executive and Executive's dependents may be entitled under COBRA will be at Executive's sole cost and expense.

               (iii) Life  Insurance  Coverage.  If  currently  enrolled  in the
          Company's Group Universal Life ("GUL") insurance program,  the Company will make a lump sum payment to Executive  equal to twelve (12) months of the current  monthly GUL insurance  premium.  This lump sum payment will be  remitted  to  Executive  thirty  (30)  days  from the date of
          Involuntary Termination.  It is Executive's responsibility to complete the  necessary  documents  and  make  payments  directly  to  the  GUL administrator to maintain coverage.

     2.   Option Acceleration

          a.   Monthly Acceleration - Stock Option Plan Grants

     Should there occur an Involuntary  Termination  of Executive's  employment, then the Option,  to the extent  outstanding at the time but not otherwise fully exercisable, shall automatically accelerate so that the Option shall immediately become  exercisable  for a pro-rata  portion of the Option Shares.  The pro-rata portion of the Option  Shares will be  calculated  by dividing the sum of months since the last option vesting date to the date of Involuntary  Termination by 12 and  multiplying  that  result by the Option  Shares  that would have  otherwise vested as of the next vesting date. The Option shall remain so exercisable until the  lesser of (i) the  Expiration  Date of the  option or (ii) three (3) months from the date of  Involuntary  Termination  or (iii) twelve (12) months from the date of Death or Permanent Disability. However, no additional vesting will occur and all remaining  unvested options will be cancelled on the date of Involuntary
Termination.

          b.   Monthly Acceleration- Non-plan Grants

     Should there occur an Involuntary  Termination  of Executive's  employment, then the Option,  to the extent  outstanding at the time but not otherwise fully exercisable, shall automatically accelerate so that the Option shall immediately become  exercisable  for a pro-rata  portion of the Option Shares.  The pro-rata portion of the Option  Shares will be  calculated  by dividing the sum of months since the last option vesting date to the date of Involuntary  Termination by 12 and  multiplying  that  result by the Option  Shares  that would have  otherwise vested as of the next vesting date. The Option shall remain so exercisable until the  lesser of (i) the  Expiration  Date of the  option or (ii) three (3) months from the date of  Involuntary  Termination  or (iii) twelve (12) months from the date of Death or Permanent Disability. However, no additional vesting will occur and all remaining  unvested options will be cancelled on the date of Involuntary
Termination.

     3.   Definitions

     For  purposes of this CEO  Severance  Agreement,  the  Committee  deems the following definitions to apply.

          a.   Base  Salary  means the annual  rate of base salary in effect for the Executive.

          b.   Cause  means any of the  following  reasons for which the Company may terminate Executive's  employment hereunder:  (i) the willful failure or refusal by  Executive to perform his duties under this
               Agreement   (other  than  any  such   failure   attributable   to
               Executive's  incapacity due to physical or mental  illness) which is not cured within ten (10) business  days after written  notice from the Company in which there is identified the manner in which the Company  believes that the  Executive has not performed  such duties  and  the  steps  required  to  cure  such  failure;  (ii)
               Executive's  conviction of, or entering a plea of nolo contendere with respect to, a felony;  (iii) any  intentional  misconduct by
               Executive which has a materially adverse effect upon the Company,
               monetarily  or  otherwise,   or  (iv)  any  unauthorized  use  or
               disclosure of the Company's proprietary information.

          c.   Executive means the Chief Executive Officer of the Company.

          d.   Involuntary  Termination  means the  involuntary  termination  of
               Executive's  employment  by the Company for any reason other than
               for  Cause  or  Change  In  Control.   However,   an  Involuntary
               Termination will not be deemed to occur in the event  Executive's employment  terminates  by  reason  of  his  Death  or  Permanent disability.

          e.   Target  Bonus  means  the  annual  incentive  bonus to which  the
               Executive may become  entitled under the Company's  Officer Bonus
               Plan for one or more calendar years upon the Company's attainment of the performance  milestones  designated for each such year and the Executive's  attainment of the personal objectives  specified for him for such year, if any.

     4.   Moving Expenses

     Should Executive elect to move back to the Seattle  Washington area, within six (6)  months  from the date of  Involuntary  Termination,  the  Company  will reimburse Executive up to $15,000 in connection with his moving expenses.

                           CEO EXECUTIVE OFFICER GRANT

                                   ADDENDUM II
                                       TO
                             STOCK OPTION AGREEMENT

     The following  provisions are hereby incorporated into, and are hereby made a part of, that certain Stock Option  Agreement(s)  (the "Option  Agreement") by
and  between  FileNET   Corporation  (the  "Corporation")  and  Lee  D.  Roberts
("Optionee")  identified in the attached Stock Option Personnel Summary and such provisions  shall be  effective  immediately.  Each Stock  Option  Agreement  so identified in attached Stock Option  Personnel  Summary shall be herein referred to as an "Option  Agreement," and each stock option  evidenced by such an Option
Agreement  shall be herein  referred  to as an  "Option"  under the terms of the
Corporation's  1995 Stock Option Plan,  and such  provisions  shall be effective concurrently with the date of grant of the Option. All capitalized terms in this
Addendum,  to the extent not otherwise  defined herein,  shall have the meanings assigned to them in the Option Agreement.

                             INVOLUNTARY TERMINATION

     1. Should there occur an  Involuntary  Termination  of Optionee's  Service, then the Option,  to the extent  outstanding at the time but not otherwise fully exercisable, shall automatically accelerate so that the Option shall immediately become  exercisable  for a pro-rata  portion of the Option Shares.  The pro-rata portion of the Option  Shares  will be  calculated  by  dividing  the sum of the months since the last option vesting date to the date of Involuntary Termination by 12 and multiplying that result by the Option Shares that would have otherwise vested as of the next vesting date. The Option shall remain so exercisable until the lesser of (i)  Expiration  Date of the option or (ii) three (3) months  from the date of Involuntary Termination or (iii) twelve (12) months from the date of
Death or Permanent Disability. However, no additional vesting will occur and all remaining  unvested  options  will  be  cancelled  on the  date  of  Involuntary
Termination.

     2. For purposes of this  Addendum,  the following  definitions  shall be in effect:

     -    An  Involuntary  Termination  means  the  involuntary  termination  of
          Executive's  employment  by the Company for any reason  other than for
          Cause or Change In Control.  However, an Involuntary  Termination will not be deemed to occur in the event Executive's  employment terminates by reason of his Death or Permanent disability..

     -    Cause  means any of the  following  reasons  for which the Company may terminate Executive's employment hereunder: (i) the willful failure or refusal by Executive to perform his duties under this Agreement (other than any such failure  attributable  to Executive's  incapacity due to physical  or  mental  illness)  which  is not  cured  within  ten (10)

          business days after written  notice from the Company in which there is identified the manner in which the Company believes that the Executive has not  performed  such  duties and the steps  required  to cure such failure;  (ii)  Executive's  conviction of, or entering a plea of nolo contendere with respect to, a felony; (iii) any intentional misconduct by Executive  which has a materially  adverse effect upon the Company, monetarily or otherwise, or (iv) any unauthorized use or disclosure of the Company's proprietary information.

     3. The  provisions of Paragraphs 1 and 2 of this Addendum  shall govern the period for which the Option is to remain  exercisable  following the Involuntary
Termination  of Optionee's  Service and shall  supersede  any  provisions to the contrary in the Option Agreement.

     4. In the event the Option is designated  an Incentive  Option in the Grant
Notice, then the following terms and conditions shall also apply to the Option:

     A.   The Option shall cease to qualify for  favorable  tax  treatment as an
          Incentive  Option if (and to the extent) the Option is  exercised  for one or more Option  Shares:  (i) more than three (3) months  after the date Optionee ceases to be an Employee for any reason other than Death or Permanent Disability or (ii) more than twelve (12) months after the date Optionee ceases to be an Employee by reason of Death or Permanent
          Disability.

     B.   Should the Option be accelerated, in accordance with the terms of this
          Addendum,  upon an  Involuntary  Termination,  then the  Option  shall qualify for favorable tax treatment as an Incentive Option only to the extent the aggregate Fair Market Value  (determined at the Grant Date)
          of the Common Stock for which the Option first becomes  exercisable in the calendar year in which such  Involuntary  Termination  occurs does not,  when  added  to  the  aggregate  value  (determined  as  of  the respective  date or  dates  of  grant)  of the  Common  Stock or other securities for which the Option or one or more other Incentive Options granted to Optionee prior to the Grant Date (whether under the Plan or any other option plan of the  Corporation or any Parent or Subsidiary)
          first become  exercisable  during the same calendar  year,  exceed One
          Hundred  Thousand  Dollars  ($100,000)  in the  aggregate.  Should the applicable  One  Hundred  Thousand  Dollar  ($100,000)  limitation  be exceeded in the calendar  year of such  Involuntary  Termination,  the
          Option may  nevertheless  be exercised  for the excess  shares in such calendar year as a Non-Qualified Option.

     IN WITNESS  WHEREOF,  FileNET  Corporation  has caused this  Addendum to be executed  by its duly  authorized  officer as of the  Effective  Date  specified below.

                             FILENET CORPORATION

                             By:      ________________________________________
                                      Sam M. Auriemma
                             Title:   Senior Vice President,
                                      Chief Financial Officer

EFFECTIVE DATE: ________________________

                                                                    Exhibit 31.1

      Certification of Chief Executive Officer Pursuant to Section 302 of
                         the Sarbanes-Oxley Act of 2002

I, Lee D. Roberts, certify that:

     1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  FileNet
Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a  material  fact or omit to  state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information included in this report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The  registrant's  other  certifying  officer and I are  responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure  controls and  procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,  including its consolidated  subsidiaries,  is made  known to us by  others  within  those entities,  particularly  during the  period in which  this  report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and  procedures  and  presented  in this report our  conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

          c)  disclosed in this report any change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the  registrant's  fourth fiscal quarter in the case of an annual report) that has materially affected,  or is reasonably likely to materially  affect,  the  registrant's  internal  control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting,  to the registrant's  auditors  and the audit  committee  of the  registrant's  board of directors (or persons performing the equivalent functions):

          a) all significant  deficiencies and material weaknesses in the design or  operation  of  internal  control  over  financial  reporting  which are reasonably  likely to adversely affect the registrant's  ability to record, process, summarize and report financial information; and

          b) any fraud,  whether or not material,  that  involves  management or other employees who have a significant  role in the  registrant's  internal control over financial reporting.

Date:    August 13, 2003

                                        /s/ Lee D. Roberts    .
                                          Lee D. Roberts
                                      Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sam M. Auriemma, certify that:

     1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  FileNet
Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a  material  fact or omit to  state a  material  fact  necessary  to make the statements made, in light of the circumstances  under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge,  the financial  statements,  and other  financial information included in this report, fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The  registrant's  other  certifying  officer and I are  responsible for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure  controls and  procedures,  or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant,  including its consolidated  subsidiaries,  is made  known to us by  others  within  those entities,  particularly  during the  period in which  this  report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and  procedures  and  presented  in this report our  conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

          c)  disclosed in this report any change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the  registrant's  fourth fiscal quarter in the case of an annual report) that has materially affected,  or is reasonably likely to materially  affect,  the  registrant's  internal  control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting,  to the registrant's  auditors  and the audit  committee  of the  registrant's  board of directors (or persons performing the equivalent functions):

          a) all significant  deficiencies and material weaknesses in the design or  operation  of  internal  control  over  financial  reporting  which are reasonably  likely to adversely affect the registrant's  ability to record, process, summarize and report financial information; and

          b) any fraud,  whether or not material,  that  involves  management or other employees who have a significant  role in the  registrant's  internal control over financial reporting.

Date:   August 13, 2003

                                        /s/ Sam M. Auriemma     .
                                          Sam M. Auriemma
                                      Chief Financial Officer

                                       2

                                                                    Exhibit 32.1

                    Certification of Chief Executive Officer
                Certification Pursuant To 18 U.S.C. Section 1350,
                       As Adopted Pursuant To Section 906
                        of The Sarbanes-Oxley Act of 2002

Pursuant to 18  U.S.C.ss.1350,  as created by Section 906 of the  Sarbanes-Oxley
Act of 2002, the undersigned  officer of FileNET  Corporation  (the  "Company"), hereby certifies, to such officer's knowledge, that:

     (i) the  accompanying  Annual  Report on Form 10-K of the  Company  for the
fiscal  period  ended  June 30,  2003 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  August 13, 2003
                                    /s/ Lee D. Roberts              .
                                    Lee D. Roberts
                                    Chairman of the Board and
                                    Chief Executive Officer

The foregoing  certification  is being furnished  solely to accompany the Report pursuant to 18 U.S.C.ss.1350,  and is not being filed for purposes of Section 18 of  the  Securities  Exchange  Act  of  1934,  as  amended,  and  is  not  to be incorporated by reference into any filing of the Company, whether made before or after the date hereof,  regardless of any general incorporation language in such filing.

A signed  original of this  written  statement  required by Section 906 has been provided to FileNet  Corporation and will be retained by FileNet Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2

                    Certification of Chief Financial Officer
                Certification Pursuant To 18 U.S.C. Section 1350,
                       As Adopted Pursuant To Section 906
                        of The Sarbanes-Oxley Act of 2002

Pursuant to 18  U.S.C.ss.1350,  as created by Section 906 of the  Sarbanes-Oxley
Act of 2002, the undersigned  officer of FileNET  Corporation  (the  "Company"), hereby certifies, to such officer's knowledge, that:

     (i) the  accompanying  Annual  Report on Form 10-K of the  Company  for the
fiscal  period  ended  June 30,  2003 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  August 13, 2003
                                    /s/ Sam M. Auriemma             .
                                    Sam M. Auriemma
                                    Senior Vice President
                                    and Chief  Financial Officer

The foregoing  certification  is being furnished  solely to accompany the Report pursuant to 18 U.S.C.ss.1350,  and is not being filed for purposes of Section 18 of  the  Securities  Exchange  Act  of  1934,  as  amended,  and  is  not  to be incorporated by reference into any filing of the Company, whether made before or after the date hereof,  regardless of any general incorporation language in such filing.

A signed  original of this  written  statement  required by Section 906 has been provided to FileNet  Corporation and will be retained by FileNet Corporation and furnished to the Securities and Exchange Commission or its staff upon request.