Form 10-Q
period 2003-09-30
FILENET CORP
filed 2003-11-13
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended September 30, 2003

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

                                    (714) 327-3400                     .
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
                                                      Yes  |X|  No |_|

  Indicate by check mark whether the registrant is an accelerated filer as defined in Rule
  12b-2 of the Securities Exchange Act of 1934:
                                                      Yes  |X|  No |_|

  As of November 13, 2003, there were 37,558,098 shares of the Registrant's common stock outstanding.

                                      FILENET CORPORATION
                                             Index

                                                                                    Page
                                                                                  Number

     PART I.        FINANCIAL INFORMATION..........................................   3

     Item 1.        Unaudited Condensed Consolidated Financial Statements  ........   3

     Item 2.        Management's Discussion and Analysis of Financial Condition

     INDEX TO
     EXHIBITS       ...............................................................  42

PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Condensed Consolidated Financial Statements

                                                FILENET CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)

                                                               September 30,      December 31,
                                                                       2003              2002
        ASSETS
        Current assets:
          Cash and cash equivalents                              $  162,271        $  130,154
          Short-term investments                                     33,545            29,188
          Accounts receivable, net                                   43,941            44,839
          Inventories, net                                            1,244             2,568
          Prepaid expenses and other current assets                  14,130            13,317
          Deferred income taxes                                         802               802
          Total current assets                                      255,933           220,868

          Property, net                                              28,359            34,641
          Long-term investments                                      21,705            25,864
          Goodwill                                                   24,676            16,907
          Intangible assets, net                                      8,169             3,029
          Deferred income taxes                                      20,047            21,792
,          Other assets                                                4,322             4,935

           Total assets                                          $  363,211        $  328,036

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                                           10,484             7,706
          Customer deposits                                           6,248             2,962
          Accrued compensation and benefits                          23,549            20,729
          Unearned maintenance revenue                               45,024            38,945
          Other accrued liabilities                                  13,174            15,224
          Total current liabilities                                  98,479            85,566

          Unearned maintenance revenue and other liabilities          2,009             3,565
          Commitments and contingencies (Note 9)

        Stockholders' equity:
          Preferred stock - $0.10 par value; 7,000,000 shares
            authorized; none issued and outstanding
          Common stock - $0.01 par value; 100,000,000 shares
            authorized; 37,922,123 issued and 36,824,123
            shares outstanding at September 30, 2003; and
            37,014,512 shares issued and 35,916,512 shares
            outstanding at December 31, 2002                        218,339           206,676
          Retained earnings                                          58,452            53,178
          Accumulated other comprehensive income(loss)                  499            (6,382)
          Treasury stock, at cost; 1,098,000 shares                 (14,567)          (14,567)
          Net stockholders' equity                                  262,723           238,905

            Total liabilities and stockholders' equity           $  363,211        $  328,036

         See accompanying notes to unaudited condensed consolidated financial statements.

                                                     FILENET CORPORATION
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)

                                              Three Months Ended Sept 30,          Nine Months Ended Sept 30,
                                                   2003             2002              2003              2002
 Revenue:
   Software                                  $    35,320      $    30,538       $   104,397       $    96,128
   Customer support                               41,162           37,838           121,024           111,682
   Professional services and education            12,162           12,751            36,095            43,078
   Hardware                                          745            1,975             2,039             6,682
   Total revenue                                  89,389           83,102           263,555           257,570

 Costs:
   Software                                        3,800            2,484            10,416             7,239
   Customer support                                9,660            9,604            28,144            29,499
   Professional services and education            10,586           11,361            32,001            38,003
   Hardware                                          827            1,337             2,882             4,847
   Total cost of revenue                          24,873           24,786            73,443            79,588

     Gross Profit                                 64,516           58,316           190,112           177,982

 Operating expenses:
   Sales and marketing                            34,405           32,338           103,660            97,388
   Research and development                       19,049           17,764            58,031            53,993
   In-process research and development                 -                -                 -               400
   General and administrative                      8,241            7,455            24,393            24,248
   Total operating expenses                       61,695           57,557           186,084           176,029

 Operating income                                  2,821              759             4,028             1,953

 Other income, net                                   632            1,045             3,297             3,874

 Income before income taxes                        3,453            1,804             7,325             5,827

 Provision for income taxes                          967              415             2,051             1,340

 Net income                                   $    2,486      $     1,389       $     5,274       $     4,487

 Earnings per share:
   Basic                                      $     0.07      $      0.04       $      0.15       $      0.13
   Diluted                                    $     0.06      $      0.04       $      0.14       $      0.12

 Weighted-average shares outstanding:
   Basic                                          36,588           35,629            36,234            35,511
   Diluted                                        38,494           36,445            37,471            36,803

See accompanying notes to unaudited condensed consolidated financial statements.

                                                FILENET CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                  (In thousands)

                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                    2003            2002             2003             2002

 Net income                                    $   2,486        $   1,389       $   5,274        $   4,487
 Other comprehensive income:
   Foreign currency translation adjustments        1,582              156           6,942            5,147
 Unrealized gains on securities:
    Unrealized holding gains(loss)                   (23)              12             (61)              26
 Total other comprehensive income                  1,559              168           6,881            5,173
 Comprehensive income                          $   4,045        $   1,557       $  12,155        $   9,660

 See accompanying notes to unaudited condensed consolidated financial statements.

                                     FILENET CORPORATION
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 2003              2002

Cash flows from operating activities:
 Net income                                                 $   5,274         $   4,487
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Purchased in-process research and development                    -               400
   Depreciation and amortization                               14,759            16,160
   Loss on sale of fixed assets                                    14                13
   Provision for doubtful accounts                                 52               354
   Deferred income taxes                                        1,746                16
   Stock option income tax benefit                              2,129                 -
   Changes in operating assets and liabilities,
    net of the effects of acquisitions:
     Accounts receivable                                        2,871            (5,526)
     Inventories                                                1,373               417
     Prepaid expenses and other current assets                  2,423            (3,100)
     Accounts payable                                           2,026              (861)
     Accrued compensation and benefits                          1,840             3,918
     Customer deposits and advances                             3,264            (1,781)
     Unearned maintenance revenue                               2,916             6,870
     Income taxes payable                                      (1,590)           (1,199)
     Other                                                     (3,304)           (4,213)
 Net cash provided by operating activities                     35,793            15,955

 Cash flows from investing activities:
 Capital expenditures                                          (6,809)           (8,592)
 Proceeds from sale of property                                   129                44
 Note receivable from officer                                       -            (1,900)
 Cash paid for acquisitions, net of cash acquired              (8,073)           (9,359)
 Purchases of marketable securities                           (81,354)         (103,529)
 Proceeds from sales and maturities of marketable              77,805            94,621
  securities
 Net cash used in investing activities                        (18,302)          (28,715)

 Cash flows from financing activities:
 Proceeds from issuance of common stock                         9,485             3,875
 Principal payments on capital lease obligations                   (5)           (1,293)
 Net cash provided by financing activities                      9,480             2,582

 Effect of exchange rate changes on cash and cash               5,146             4,138
  equivalents

 Net increase in cash and cash equivalents                     32,117            (6,040)
 Cash and cash equivalents, beginning of year                 130,154           107,502
 Cash and cash equivalents, end of period                     162,271           101,462

 Supplemental cash flow information:
 Interest paid                                                     36                65
 Income taxes paid                                          $   2,221         $   2,897

  See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements of FileNet  Corporation (the "Company" or "FileNet") reflect all adjustments  (consisting  of normal  recurring  adjustments)  necessary  to present fairly the financial position of the Company at September 30, 2003, the results of its  operations  and its  comprehensive  operations  for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. Certain  information and footnote  disclosures  normally  included in financial  statements have been  condensed  or  omitted  pursuant  to  rules  and  regulations  of the
     Securities  and  Exchange  Commission  (the  "SEC"),  although  the Company believes  that the  disclosures  in the  condensed  consolidated  financial statements  are  adequate  to  ensure  the  information  presented  is  not misleading.  These condensed  consolidated  financial  statements should be read in conjunction  with the consolidated  financial  statements and notes thereto  contained  in the  Company's  Annual  Report  on Form 10-K for the
     fiscal year ended  December  31, 2002 filed with the SEC on March 28, 2003.
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
     As of the first day of July of each year, goodwill is tested for impairment by  determining  if the carrying  value of each  reporting unit exceeds its fair value.  We engaged an  independent  valuation  firm to  determine  the business  enterprise  value  for each of our three  reporting  units and to perform an impairment  analysis as of July 1, 2003 in accordance  with SFAS
     142. The analysis  indicated  there was no impairment of goodwill in any of the three  reporting  units.  As of September  30, 2003,  no  impairment of goodwill has been recognized.  If estimates change, a materially  different impairment conclusion could result.

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
     Restructuring)."  SFAS No. 146 requires that costs  associated with exit or disposal activities be recognized when they are incurred rather than at the date of a  commitment  to an exit or  disposal  plan.  SFAS  No.  146  also establishes that the liability should initially be measured and recorded at fair value.  The Company adopted the provisions of SFAS No. 146 for exit or disposal activities  initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 in the three and nine months ended September 30,
     2003 did not have a material impact on the Company's  consolidated  results of operations or financial position.

     In  November  2002,  the FASB issued FASB  Interpretation  No.  ("FIN") 45,
     "Guarantor's   Accounting  and  Disclosure   Requirements  for  Guarantees,
     Including   Indirect   Guarantees   and   Indebtedness   of   Others,"   an
     interpretation  of FASB Statement Nos. 5, 57 and 107, and rescission of FIN
     34,  "Disclosure of Indirect  Guarantees of Indebtedness of Others." FIN 45
     elaborates  on the  disclosures  to be made by the guarantor in its interim and  annual  financial  statements  about  its  obligations  under  certain guarantees that it has issued. It also requires that a guarantor recognize, at the  inception  of a  guarantee,  a liability  for the fair value of the obligation  undertaken in issuing the guarantee.  The provisions related to recognizing a liability at inception of the guarantee for the fair value of the  guarantor's  obligations  does not apply to product  warranties  or to guarantees  accounted  for as  derivatives.  The  initial  recognition  and
     measurement   provisions  of  this   interpretation  are  applicable  on  a
     prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure  requirements  are effective for financial  statements for interim or annual  periods ending after December 15, 2002. The adoption of the recognition  provisions of FIN 45 in the three and nine months ended
     September  30,  2003  did  not  have a  material  impact  on the  Company's consolidated results of operations or financial position.

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
No. 123, for the three and nine months ended September 30, 2003 and 2002:

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
(In thousands, except per share amounts)             2003         2002          2003         2002
Net income, as reported                         $   2,486    $   1,389     $   5,274    $   4,487

Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects                             (1,636)      (1,987)       (5,732)      (6,547)
Pro forma net income (loss)                           850         (598)         (458)      (2,060)

Earnings per share:
Basic earnings per share - as reported          $    0.07    $    0.04     $    0.15    $    0.13
Basic earnings (loss) per share - pro forma          0.02        (0.02)        (0.01)       (0.06)

Diluted earnings per share - as reported             0.06         0.04          0.14          .12
Diluted earnings (loss) per share - pro forma   $    0.02    $   (0.02)    $   (0.01)   $   (0.06)

Pro forma  compensation cost of shares issued under the Employee Qualified Stock
Purchase Plan is measured based on the discount from market value on the date of purchase in accordance with SFAS No. 123. For purposes of computing proforma net income,  the Company  estimates the fair value of each option grant and employee stock  purchase  plan  right  on the  date  of  grant  using  the  Black-Scholes option-pricing  model. The Black-Scholes  option-pricing model was developed for use in estimating the value of traded options that have no vesting  restrictions and are fully transferable,  while the options issued by the Company are subject to both vesting and restrictions on transfer. In addition, option-pricing models require input of highly  subjective  assumptions  including  the expected  stock price  volatility.  The Company uses projected data for expected  volatility and expected life of its stock options based upon historical data.

The  assumptions  used to value the option  grants and the  purchase  rights are stated as follows:

                                        Three Months Ended            Nine Months Ended
                                           September 30,                 September 30,
                                      2003             2002          2003             2002

Expected term (in years)              2-5              2-5           2-5               2-5
Expected volatility                    63%              70%      63 - 66%              70%
Risk free interest rates             3.15%     2.16 - 4.81%         3.15%     2.16 - 4.81%
Expected dividend                       0%               0%            0%               0%

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
The consolidation  requirements apply to older entities in the first fiscal year or interim  period  beginning  after June 15,  2003.  Certain of the  disclosure requirements  apply in all financial  statements  issued after January 31, 2003, regardless of when the variable  interest  entity was  established.  The Company does not have any  variable  interest  entities as of September  30,  2003.  The adoption of FIN 46 did not have a material impact on the Company's  consolidated results of operations or its financial position.

In April  2003,  FASB  issued  SFAS No.  149,  "Amendment  of  Statement  133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what  circumstances  a  contract  with  an  initial  net  investment  meets  the characteristics  of a derivative  discussed in paragraph  6(b) of Statement 133,
(2) clarifies when a derivative contains a financing  component,  (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing  pronouncements,  which will  collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts and hedging  relationships entered into or modified  after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements or financial position.

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

SFAS No. 150 is effective  for  financial  instruments  entered into or modified after May 31, 2003 and is effective for all other  financial  instruments  as of the first interim period  beginning  after June 15, 2003.  SFAS No. 150 is to be implemented  by  reporting  the  cumulative  effect  of a change  in  accounting principle.  The  adoption of SFAS No. 150 did not have a material  impact on the
Company's consolidated financial statements or financial position.

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

     On April 2, 2003,  the Company  completed a stock  purchase  acquisition of
     Shana Corporation  ("Shana"),  an electronic forms management company. This strategic  acquisition  provides  technology  and  experience to expand the
     Company's ECM offering with Enterprise Forms Management  capability,  which contributed  to the purchase  price and resulted in goodwill.  The purchase price for the acquisition consisted of $8.55 million in cash consideration, less $938,000 of acquired cash,  plus $184,000 in acquisition  expenses and
     $277,000 paid for Non-Compete Agreements.

     In  accordance   with  SFAS  No.  141,   "Business   Combinations,"   these
     acquisitions  were  accounted for under the purchase  method of accounting.
     The purchase price was allocated as follows:

                                                     eGrail, Inc.         Shana Corp.
                                                   April 2, 2002       April 2, 2003
     (In thousands)
     Net tangible assets                             $     581           $   2,725
     Patents                                                24                   -
     Acquired technology                                 3,300               4,000
     Technical manuals and design documents                  -                 600
     Customer maintenance relationships                      -                 800
     In-process research and development                   400                   -
     Non-Compete Agreements                                  -                 277
     Liabilities assumed                                  (739)             (2,494)
     Goodwill                                            5,793               3,103
     Total purchase price                            $   9,359           $   9,011
     Less cash acquired                                      -                (938)  .
     Net cash paid                                   $   9,359           $   8,073

     The Company  allocated the purchase price for these  acquisitions  based on fair value.  Statement of Financial  Accounting Concepts No. 7 defines fair value as the  amount  at which an asset (or  liability)  could be bought or sold in a current transaction between willing parties,  that is, other than in a forced or liquidation sale.

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
     million of research and development  expenses  related to the project.  The acquired  technology  of $3.3  million  was  assigned a useful life of five years and patents of $24,000 were assigned a useful life of two years.  The remaining  purchase  price  of $6.0  million  was  primarily  allocated  to tangible  assets and goodwill.  Goodwill of $5.8 million was tax deductible for this asset purchase.

     The acquisition of Shana resulted in acquired technology, technical manuals and design documents, and customer maintenance  relationships.  Since Shana had  recently  completed  Version 4.1 of its eForms  product,  there was no
     in-process   research  and   development   underway  at  the  time  of  the
     acquisition.  Shana's  technology  manuals  and  design  documents  are the
     "roadmaps"  for the  eForms  technology  and will be used by FileNet in its product  development.  Recurring  maintenance  revenues  are  expected  and estimable for Shana's  customers  based on the older and newer  versions of
     eForms technology.  The acquired technology of $4.0 million,  the technical manuals and design  documents  of $600,000,  and the  customer  maintenance relationships  of $800,000 were  assigned a useful life of five years.  The remaining  purchase  price  of $3.6  million  was  allocated  primarily  to goodwill.

     In  accordance  with SFAS No. 142,  goodwill  for both the eGrail and Shana acquisitions  will not be amortized and was reviewed for impairment as part of the annual  analysis  performed in July.  (See Note No. 4.) Although the goodwill  stemming  from the Shana  stock  purchase is  non-deductible  for
     Canadian  tax  purposes,  a  Section  338(g)  election  will  result in the reduction of taxable income for U.S. tax purposes on this transaction.

     Actual results of operations of the acquired  eGrail  business,  as well as assets and liabilities of the acquired eGrail business, are included in the unaudited  condensed  consolidated  financial  statements  from the date of acquisition.  The pro forma results of operations  data for the  nine-month periods ended  September 30, 2002  presented  below assumes that the eGrail acquisition  had been made at the  beginning of fiscal 2002.  The pro forma data is presented for  informational  purposes only and is not  necessarily indicative of the results of future  operations  nor of the actual  results that  would  have been  achieved  had the  acquisition  taken  place at the beginning of fiscal 2002. No pro forma  information  has been presented for the Shana acquisition,  as the result did not have a material impact on the financial statements of the Company during the reporting period.

                                                Nine Months Ended
                                                   September 30,

                                         2003 Actual         2002 Pro Forma
              (In thousands)
              Revenue                     $  263,555             $  258,322
              Net income                       5,274                  2,634
              Earnings per share:
                 Basic                    $     0.15             $     0.07
                 Diluted                  $     0.14             $     0.07

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
     (See Note No.2)  Intangible  assets with  definite  lives must be amortized over their  estimated  useful lives.  Shana goodwill and intangible  assets were  recorded  in  the  financial  statements  of the  Company's  Canadian subsidiary and a portion of the goodwill and intangible assets for previous acquisitions  was  allocated to the  financial  statements of the Company's
     Ireland  subsidiary.  This  results in  fluctuations  in  foreign  exchange translation gains and losses. The following table represents the balance of goodwill as of December  31, 2002 and the changes in goodwill  for the nine months ended September 30, 2003:

           Goodwill (in thousands)
           Balance as of December 31, 2002               $       16,907
           Goodwill acquired during the period                    3,103
           Adjustments                                            3,498
           Foreign currency gain                                  1,168
           Balance as of September 30, 2003              $       24,676

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
     142.  These assets were  recorded in  connection  with the  acquisition  of assets of eGrail in April 2002 and the  acquisition of Shana in April 2003, and are  comprised of the  following as of December 31, 2002 and  September
     30, 2003:

Intangible Assets Subject to Amortization
                                                                               Foreign
Balance as of December 31, 2002                           Accumulated         Currency
(In thousands)                                Gross      Amortization      Fluctuation         Net

Acquired technology and other intangibles  $  3,468         $   (532)          $    79    $  3,015
Non-compete agreements                            -                -                 -           -
Patents                                          25              (12)                1          14
Total                                      $  3,493         $   (544)          $    80    $  3,029

                                                                               Foreign
Balance as of September 30, 2003                          Accumulated         Currency
(In thousands)                                Gross      Amortization      Fluctuation         Net

Acquired technology and other intangibles  $  8,868         $ (1,705)          $   756    $  7,919
Non-compete agreements                          277              (58)               27         246
Patents                                          25              (23)                2           4
Total                                      $  9,170         $ (1,786)          $   785    $  8,169

NOTE - other  intangibles  include  technical  manuals and customer  maintenance relationships.

     Acquired technology,  technical manuals and design documents,  and customer maintenance  relationships  are being  amortized over a useful life of five years, patents are being amortized over a useful life of two years, and the non-compete agreements are being amortized over a period of between two and three years.  Amortization  expense for  amortizing  intangible  assets was approximately  $500,000 and  $1,177,000 for the three and nine months ended
     September 30, 2003, and $176,000 and $344,000 for the three and nine months ended September 30, 2002. We determined that these assets were not impaired as of September 30, 2003.

     Estimated future  amortization  expense (excluding foreign exchange effect)
     of purchased  intangible  assets as of September 30, 2003 is as follows (in thousands):

                                  Fiscal Year              Amount
                    2003 (remaining 3 months)           $     514
                                         2004               2,041
                                         2005               2,008
                                         2006               1,942
                                         2007               1,368
                                         2008                 296
                   Total Amortization Expense           $   8,169

5.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income for the period by the  weighted-average  number of common  shares  outstanding  during the period.  Diluted  earnings  per share is computed by dividing net income by the weighted-average  number of common shares outstanding plus the dilutive effect of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury stock method. The number of dilutive options  excluded  from the  basic EPS  calculation  for the three and nine months  ended  September  30, 2003 were  1,906,000  and  1,237,000  shares, compared to 816,000 and 1,292,000 for the  comparable  periods in 2002. The following  table sets forth the  computation of basic and diluted  earnings per share for the three and nine months ended September 30, 2003 and 2002:

                                                     Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                    2003         2002           2003          2002
    (In thousands, except per share amounts)
    Net Income                                 $   2,486    $   1,389      $   5,274     $   4,487

    Shares used in computing
      basic earnings per share                    36,588       35,629         36,234        35,511
    Dilutive effect of stock plans                 1,906          816          1,237         1,292
    Shares used in computing
      diluted earnings per share                  38,494       36,445         37,471        36,803

    Earnings per basic share                   $     .07    $     .04      $     .15     $     .13
    Earnings per diluted share                 $     .06    $     .04      $     .14     $     .12

6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive  income for the nine months ended September
     30, 2003 is comprised of the following:

                                                Foreign
                                               Currency         Unrealized      Accumulated Other
                                            Translation            Holding          Comprehensive
     (In thousands)                          Adjustment          Gain(Loss)             Gain(Loss)

      Balance, December 31, 2002             $   (6,448)         $      66             $   (6,382)
      Nine month period changes                   6,942                (61)                 6,881
      Balance, September 30, 2003            $      494          $       5             $      499

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

     The  financial  results  of the  segments  reflect  allocation  of  certain functional expense categories consistent with the basis and manner in which
     Company management internally  disaggregates  financial information for the purpose of assisting in making internal operating  decisions,  which is not the same as generally accepted accounting principles reporting. The Company evaluates  performance based on stand-alone segment operating results after these  allocations  have  been made to each  segment.

     Because the Company  does not evaluate  performance  based on the return on assets at the operating segment level, assets are not tracked internally by segment. Therefore, segment asset information is not presented.

     Operating  segments data for the three and nine months ended  September 30,
     2003 and 2002 are as follows:

     In thousands                                Three months ended                Nine months ended
                                                   September 30,                     September 30,

                                                 2003            2002               2003           2002

     Software
       Revenue                             $   35,320      $   30,538          $  104,397    $   96,128
       Operating loss                         (15,028)        (14,822)            (46,891)      (40,272)

     Customer Support
       Revenue                             $   41,162      $   37,838          $  121,024    $  111,682
       Operating income                        17,885          16,156              51,889        44,343

     Professional Services and Education
       Revenue                             $   12,162      $   12,751          $   36,095    $   43,078
       Operating loss                              13            (742)               (553)       (2,421)

     Hardware
       Revenue                             $      745      $    1,975          $    2,039    $    6,682
       Operating income (loss)                    (49)            167                (417)          303

     Total
       Revenue                             $   89,389      $   83,102          $  263,555    $  257,570
       Operating income                         2,821             759               4,028         1,953

8.       STOCK OPTIONS

         The following is a summary of stock option transactions regarding all stock option plans for the three months ended September 30, 2003:

                                                                                        Weighted-Average
                                                                          Number of           Exercise
                                                                            Options             Price
           Balance, June 30, 2003                                         8,587,463          $  15.22
              Granted (weighted-average fair value of $9.19)                202,900             19.97
              Exercised                                                    (457,298)            11.58
              Canceled                                                     (104,900)            15.64

           Balance, September 30, 2003                                    8,228,165       $     15.53

         The following table summarizes information concerning outstanding and exercisable stock options at
         September 30, 2003:

                       Options Outstanding                                               Options Exercisable

                                                Weighted-Average
                                                       Remaining     Weighted-Average                        Weighted-Average
       Range of Exercise             Number          Contractual             Exercise             Number             Exercise
                   Price        Outstanding         Life (Years)                Price        Exercisable                Price
      $   1.39  -   9.00          1,420,896                  4.12           $    7.97          1,420,646            $    7.97
          9.17  -  12.86          1,655,694                  7.62               11.97            790,612                11.21
         12.97  -  14.19          1,551,055                  7.59               13.47            751,516                13.59
         14.39  -  18.45          1,534,449                  7.52               16.77            781,122                16.60
         19.53  -  24.88          1,438,979                  6.97               22.52          1,089,018                22.78
         25.00  -  41.84            627,092                  5.81               28.14            555,878                28.22
      $   1.39  -  41.84          8,228,165                  6.74           $   15.53          5,388,792            $   15.56

9.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its corporate  offices,  sales offices,  development and
     manufacturing   facilities,   and  other  equipment  under   non-cancelable
     operating leases,  some of which have renewal options and generally provide for  escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated  balance sheet.  Future  annual  minimum  lease  payments  under all  non-cancelable operating leases with an initial term in excess of one year as of September
     30, 2003 were as follows:

                                                     (In thousands)
                2003 (remaining 3 months)               $    3,670
                2004                                        12,388
                2005                                        10,775
                2006                                         9,993
                2007                                         9,325
                2008                                         8,197
                Thereafter                                   6,548
                Total                                   $   60,896

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

     The following  table  represents the warranty  activity and balance for the nine months ended September 30, 2003 and 2002:

        (In thousands)                           2003           2002

        Beginning balance at January 1       $    728       $    772
                Additions                         678            856
                Deductions                       (916)          (904)

        Ending balance at September 30       $    490       $    724

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

     In  connection  with  certain   facility   leases  and  other   performance
     guarantees,  the Company has  guaranteed  payments on behalf of some of its
     subsidiaries.   To  provide  subsidiary  guarantees,  the  Company  obtains unsecured bank guarantees from local banks.  These bank guarantees  totaled an equivalent of  approximately  $1.3 million  issued in local  currency in
     Europe and Asia as of September 30, 2003. Approximately $0.4 million of the
     $1.3 million is secured by cash deposit.

     The Company  indemnifies  its directors and officers to the maximum  extent permitted under the laws of the State of Delaware.

     The Company has not recorded a liability for the guarantees and indemnities described  above in the  accompanying  consolidated  balance  sheet and the maximum  amount of potential  future  payments  under such  guarantees  and indemnities  is not  determinable,  other  than  as  described  above.  The
     Company's product warranty  liability as of September 30, 2003 is disclosed in this item under the heading "Product Warranties."

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
                                       18

11.  FOREIGN CURRENCY TRANSACTIONS

     As of  September  30,  2003,  the  Company  had  forward  foreign  exchange
     contracts   outstanding   totaling   approximately  $  0.9  million  in  10
     currencies.  These  contracts  were opened on the last  business day of the quarter and mature within three months. Accordingly, the fair value of such contracts is zero at September 30, 2003.

12.  RELATED-PARTY TRANSACTIONS

     In  July  2001,  the  Compensation  Committee  of the  Company's  Board  of
     Directors  ("the Board")  entered into  discussions  with Lee Roberts,  the
     Company's Chief Executive Officer,  regarding a secured loan by the Company to  Mr.  Roberts  to  enable  him to  purchase  a home  in  Orange  County,
     California.   In  July  2001,  the  Compensation  Committee  forwarded  its recommendation  to the Board to approve,  in principle,  a secured loan, in the  amount  of  $1.2  million  to Mr.  Roberts.  In  September  2001,  the
     Compensation   Committee  approved,  in  principle,   an  increase  in  the
     previously  requested  loan  amount to $1.9  million,  subject to review of final  loan  documents  and  approval  of  the  Board.  In  May  2002,  the
     Compensation  Committee  reviewed proposed loan documentation for a secured loan to Mr.  Roberts  and  forwarded  its  recommendation  to the  Board to approve  the loan on the terms set  forth in the loan  documents.  The loan documents  provided  that the  loan  would be  secured  by the real  estate purchased by Mr. Roberts. Subsequently, on June 5, 2002, the Board approved the loan  documents and the loan. As of September 30, 2003,  FileNet has an outstanding  secured note receivable from Mr. Roberts in the amount of $1.9 million that relates to the above-referenced  loan and is included in other assets on the consolidated  balance sheet. The note bears interest at 2.89%
     per  annum.  Accrued  interest  on the  principal  balance  of this note is payable  annually  beginning  February 15, 2003 and on each  February  15th thereafter until the entire principal balance becomes due. Accrued interest as of September 30, 2003 was approximately  $34,000. The entire outstanding principal  balance of this note and any accrued interest is due and payable at the earliest of (a) June 7, 2005, (b) one year after  termination of Mr.
     Roberts' employment by the Company, or (c) ninety (90) days after voluntary termination  of  employment  by  Mr.  Roberts.  Imputed  interest  for  the difference  between the stated  interest  rate of the note and a fair value interest  rate of 7% was  recorded as  compensation  expense and a discount that is being  amortized over the term of the note to interest income using the effective  interest method.  The loan to Mr. Roberts is permitted under
     Section 13 of the  Securities  Exchange Act of 1934,  as amended by Section
     402 of the  Sarbanes-Oxley Act on July 30, 2002, because it was outstanding on July 30,  2002.  However,  its terms  cannot be  renewed  or  materially modified in the future.

     John Savage,  a member of the Board of Directors and the Audit Committee of the  Board,  is  Managing  Partner  of  Alliant  Partners,  which  acted as financial  advisor to eGrail in connection  with our  acquisition of assets from eGrail and was paid  approximately  $500,000  by eGrail.  Accordingly,
     John Savage recused himself from all discussions related to the acquisition of  eGrail  assets  by  the  Company  and  abstained  from  voting  on  the transaction.

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

     Customer  support  contracts  are  renewable on an annual basis and provide after-sale support for our software, as well as software upgrades under the our  right  to new  versions  program,  on a  when-and-if-available  basis.
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

     Goodwill and Other Intangible  Assets.  Goodwill is recorded at cost and is not amortized.  In June 2001,  the FASB issued SFAS No. 142,  "Goodwill and
     Other  Intangible  Assets," which we adopted  January 1, 2002. SFAS No. 142 requires that goodwill and other intangible  assets with indefinite  useful lives no longer be amortized, but instead be tested for impairment at least annually and written down when  impaired.  On the first day of July of each year,  goodwill is tested for  impairment  by  determining  if the carrying value of each reporting unit exceeds its fair value.  We also  periodically evaluate whether events and circumstances have occurred which indicate that the carrying value of goodwill may not be recoverable.  The Company engaged an independent  valuation firm to determine the business  enterprise  value for each of our three reporting units and to perform an impairment analysis as of July 1, 2003 in  accordance  with SFAS 142.  The  analysis  indicated

     there was no impairment of goodwill in any of the three reporting units. As of September 30, 2003, no  impairment of goodwill has been  recognized.  If estimates  change,  a  materially  different  impairment  conclusion  could result.

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

     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of
     temporary   differences   between  the  carrying   amounts  of  assets  and
     liabilities  for  financial  reporting  purposes  and the amounts  used for income tax purposes. We maintain a valuation allowance against a portion of the deferred tax asset due to uncertainty  regarding the future realization based on historical  taxable income,  projected future taxable income,  and the expected timing of the reversals of existing temporary differences.  If we operate at a loss or are unable to generate  sufficient  future  taxable income we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets which would result in a substantial  increase  to our  effective  tax rate and  could  result  in a material  adverse  impact  on  our  operating  results.  Conversely,  if we continues to generate  profits and  ultimately  determines  that it is more likely than not that all or a portion of the remaining  deferred tax assets will be utilized to offset future taxable income,  the valuation  allowance could be decreased  or  eliminated  all  together,  thereby  resulting in a substantial temporary decrease to our effective tax rate and an increase to additional paid in capital.

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

                                            Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                              2003       2002          2003      2002

Revenue:
 Software                                     39.5%      36.7%         39.6%      37.3%
 Customer support                             46.1       45.5          45.9       43.4
 Professional services and education          13.6       15.4          13.7       16.7
 Hardware                                      0.8        2.4           0.8        2.6
   Total revenue                              100.0     100.0         100.0      100.0

Cost of revenue:
 Software                                      4.3        3.0           4.0        2.8
 Customer support                             10.8       11.5          10.7       11.4
 Professional services and education          11.8       13.7          12.1       14.8
 Hardware                                      0.9        1.6           1.1        1.9
   Total cost of revenue                      27.8       29.8          27.9       30.9

Gross Profit                                  72.2       70.2          72.1       69.1

Operating expenses:
 Sales and marketing                          38.5       38.9          39.3       37.8
 Research and development                     21.3       21.4          22.0       21.0
 In-process research and development             -          -             -        0.1
 General and administrative                    9.2        9.0           9.3        9.4
   Total operating expenses                   69.0       69.3          70.6       68.3

Operating income                               3.2         .9           1.5         .8
Other income, net                              0.7        1.3           1.3        1.5
Income before income tax                       3.9%       2.2%          2.8%       2.3%

     Revenue

     Total  revenue  for the three  months  ended  September  30, 2003 was $89.4 million  compared to $83.1 million for the three months ended September 30,
     2002, an increase of $6.3 million, or 8%. Total revenue for the nine months ended September 30, 2003 was $263.6 million  compared to $257.6 million for the nine months ended  September 30, 2002, an increase of $6.0 million,  or
     2%. International revenue for the three and nine months ended September 30,
     2003  was 24% and 29% of  total  revenue,  compared  to 29% and 28% for the three and nine months  ended  September  30, 2002.  The  increases in total revenue for the three-month and nine-month periods ended September 30, 2003 as  compared  to the same  periods  in 2002,  resulted  from  increases  in software  and customer  support  revenue  partially  offset by decreases in professional  services  and hardware  revenue.  These trends are more fully discussed and explained below.

     Software:  Software  revenue consists of fees earned from the licensing of our  software  products  to  customers.  Software  revenue  increased  $4.8 million,  or 16%, to $35.3 million for the three months ended September 30,
     2003,  from $30.5  million for the three months ended  September  30, 2002.
     Software revenue  increased $8.3 million,  or 9%, to $104.4 million for the nine months  ended  September  30,  2003,  from $96.1  million for the nine months ended September 30, 2002.  Software revenue  represented 40% and 37%
     of  total  revenue  for the  three  months  ended  September  30,  2003 and
     September 30, 2002, respectively. Software revenue represented 37% of total revenue for the nine months  ended  September  30, 2003 and  September  30,
     2002, respectively.

     The increase in software  revenue is the result of a combination  of larger transactions,  continued sales of additional  software licenses to existing customers  in  our  key  vertical  industries  of  financial  services  and insurance,  and heightened  demand for our content  management and business
     process  product  offerings.   We  believe  enterprise  content  management
     continues to be a priority for companies in our key vertical industries. If overall economic conditions strengthen and if technology spending increases as a consequence  of this  improvement,  we anticipate  that demand for our software products, particularly in our key vertical industries, will result in an increase.

     Customer  Support:  Customer  support  revenue  consists  of  revenue  from software maintenance  contracts,  "fee for service" revenue and the sale of spare parts and supplies.  Customer support revenue increased $3.3 million, or 9%, to $41.1 million for the three months ended  September 30, 2003 from
     $37.8  million for the three months  ended  September  30,  2002.  Customer support  revenue  increased $9.3 million,  or 8%, to $121.0 million for the nine months  ended  September  30,  2003 from  $111.7  million for the nine months ended September 30, 2002.  Customer support revenue  represented 46%
     and 45% of total revenue for the three months ended  September 30, 2003 and
     September 30, 2002, respectively.  Customer support revenue represented 46%
     of total  revenue for the nine months ended  September 30, 2003 compared to
     43% for the comparable period of 2002.

     The increase in customer support revenue was primarily due to the growth in our base of customers who receive  ongoing  maintenance  as a result of new and add-on  customer  software  sales made  during the three  months  ended
     September 30, 2003. Our solutions tend to be mission critical  applications for our  customers  and  consequently  we have  experienced  a high rate of renewal on maintenance contracts from our customer base. However, over time the growth rate for customer support revenue is dependent on our success in achieving software revenue growth and high rates of customer satisfaction.

     Professional  Services and Education:  Professional  services and education revenue is generated primarily from consulting and implementation  services provided  to end  users  of our  software  products,  technical  consulting services  provided to our resellers and training  services  provided to end users and  resellers.  Professional  services  are  performed on a time and material basis or under a fixed price contract.  Professional  services and education revenue  decreased $0.6 million,  or 5%, to $12.2 million for the three  months  ended  September  30, 2003 from $12.8  million for the three months ended  September  30,  2002.  Professional  services  and  education revenue  decreased  $7.0  million,  or 16%,  to $36.1  million for the nine months  ended  September  30,  2003 from $43.1  million for the nine months ended  September  30, 2002.  Professional  services and  education  revenue represented  14% and  15% of  total  revenue  for the  three  months  ended
     September  30, 2003 and  September  30,  2002,  respectively.  Professional services and  education  revenue  represented  14% of total revenue for the nine months ended  September  30, 2003  compared to 17% for the  comparable period in 2002.

     Professional  services  revenue and  education  revenue is dependent on the level and the nature of software sales over time. Generally, software sales for new customer system  implementations  will generate larger professional service  consulting  engagements  and  training  enrollments  than sales of additional  licenses  to  existing  customer  installations.  In our recent quarters,  software revenue has been  characterized by repeat purchases for additional software licenses that do not require  large-scale  professional services  engagements.  Additionally,  the  professional  service market in general has experienced  significant  pricing pressure resulting in reduced revenue.  These  factors have reduced  professional  services and education revenue.  However, as more fully discussed in the software revenue section, if software  sales  increase to our installed  base and new  customers,  we would expect that demand for consulting  and education  would increase over the next several quarters.

     Hardware:  Hardware revenue is generated primarily from the sale of 12-inch
     Optical  Storage  And  Retrieval  ("OSAR")   libraries.   Hardware  revenue
     decreased $1.3 million,  or 65%, to $0.7 million for the three months ended
     September  30, 2003 from $2.0 million for the three months ended  September
     30, 2002.  Hardware revenue decreased $4.7 million, or 70%, to $2.0 million for the nine months ended September 30, 2003 from $6.7 million for the nine months ended September 30, 2002. Hardware revenue represented slightly less than 1% of total  revenue for the three  months ended  September  30, 2003, compared  to 2%  for  the  comparable  period  of  2002.  Hardware  revenue represented  less  than 1% of  total  revenue  for the  nine  months  ended
     September 30, 2003,  compared to 3% for the comparable  period of 2002. The decline in hardware revenue reflects that hardware is not a strategic focus for us, and we expect  hardware  revenue to  continue  to  decrease  in the future.

     Cost of Revenue

     Total cost of revenue  increased  $0.1  million,  or less than 1%, to $24.9 million for the three months ended  September 30, 2003,  from $24.8 million for the  comparable  period in 2002.  Total cost of revenue  decreased $6.2 million,  or 8%, to $73.4  million for the nine months ended  September 30,
     2003,  from $79.6 million for the  comparable  period in 2002. The decrease for the  nine-month  period is primarily due to the decrease in the cost of professional  services and education  revenue and hardware  revenue as more fully discussed below.

     Software:  Cost of  software  revenue  includes  royalties  paid  to  third parties,  amortization expense for acquired technology and other intangible assets,  partner  commissions,  software  media  costs,  and  the  cost  to manufacture and distribute software. The cost of software revenue increased
     $1.3 million,  or 52%, to $3.8 million for the three months ended September
     30, 2003 from $2.5 million for the three months ended  September  30, 2002.
     The cost of  software  revenue  increased  $3.2  million,  or 44%, to $10.4 million for the nine months ended  September 30, 2003 from $7.2 million for the nine months ended  September  30, 2002.  The costs of software  revenue represented 11% and 8% of the related software revenue for the three months ended September 30, 2003 and September 30, 2002, respectively. The costs of software revenue represented 10% and 8% of the related software revenue for
     the  nine  months  ended   September  30,  2003  and  September  30,  2002,
     respectively.

     The  increase  in cost of  software  revenue  for the three and nine  month periods of 2003,  as compared to the same periods in 2002, is due primarily to  higher  partner  commission  expense  and the  additional  amortization expense of acquired  technology and other intangible assets associated with the  acquisitions  of eGrail  in April  2002 and  Shana in April  2003.  We
     anticipate cost of software  revenue as a percentage of software revenue to remain comparable to current levels in future periods,  however  additional technology  acquisitions  or  unexpected  increases in third party  royalty costs could increase cost of software revenue in the future.

     Customer  Support:  Cost of  customer  support  revenue  includes  costs of customer support personnel,  cost of supplies and spare parts, and the cost of third-party hardware  maintenance.  The cost of customer support revenue increased  $0.1 million,  or 1%, to $9.7 million for the three months ended
     September  30, 2003 from $9.6 million for the three months ended  September
     30, 2002. The cost of customer support revenue  decreased $1.4 million,  or
     5%, to $28.1  million for the nine  months  ended  September  30, 2003 from
     $29.5  million for the nine months ended  September  30, 2002.  These costs represented  23% and 25% of the related  customer  support  revenue for the three months ended September 30, 2003 and 2002,  respectively.  These costs represented  23% and 26% of the related  customer  support  revenue for the nine months ended September 30, 2003 and 2002, respectively.

     The  decrease  in cost of  customer  support  revenue  as a  percentage  of customer  support  revenue  was  primarily  due to  automation  and process improvements that allowed growth in the customer and revenue base without a proportional  increase in support  personnel and cost. The decrease in cost of  customer  support  revenue  for nine months  ended  September  30, 2003 compared  to the same  period in 2002 is  primarily  attributable  to lower variable  compensation  expense and lower supplies cost. Going forward,  we expect cost of customer support revenue to remain  relatively stable in the near term.

     Professional  Services and  Education:  Cost of  professional  services and education  revenue  consists  primarily of costs of  professional  services personnel, training personnel, and third-party independent consultants. The cost of professional services and education revenue decreased $0.8 million, or 7%, to $10.6 million for the three months ended  September 30, 2003 from
     $11.4 million for the three months ended  September  30, 2002.  The cost of professional services and education revenue decreased $6.0 million, or 16%, to $32.0  million for the nine months ended  September  30, 2003 from $38.0 million  for  the  nine  months  ended  September  30,  2002.  These  costs represented 87% and 89% of the related professional  services and education
     revenue  for  the  three  months  ended   September   30,  2003  and  2002,
     respectively.   These  costs   represented  89%  and  88%  of  the  related
     professional  services  and  education  revenue for the nine  months  ended
     September 30, 2003 and 2002, respectively.

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

     Hardware:  Cost of hardware  revenue  includes the cost of  assembling  and distributing our OSAR library  products,  the cost of hardware  integration personnel,  and warranty costs. The cost of hardware revenue decreased $0.5 million,  or 38%, to $0.8 million for the three months ended  September 30,
     2003 from $1.3 million for the three months ended  September 30, 2002.  The cost of hardware  revenue  decreased $1.9 million,  or 40%, to $2.9 million for the nine months ended September 30, 2003 from $4.8 million for the nine months ended  September 30, 2002. The decrease in cost of hardware  revenue is directly related to the decrease in sales of OSAR library products.  The increase in costs as a percentage  of sales  reflects  the fixed  operating costs  relative to reduced sales volume.  This  operating  segment is not a strategic focus for us.

     Operating Expenses

     Sales and  Marketing:  Sales and marketing  expense  consists  primarily of salaries and benefits,  sales commissions and other expenses related to the direct and indirect sales force, various marketing expenses and the cost of other market  development  programs.  Sales and marketing expense increased
     $2.1 million,  or 6%, to $34.4 million for the three months ended September
     30, 2003 from $32.3 million for the three months ended  September 30, 2002, and represented 38% and 39% of total revenue for these respective  periods.
     Sales  and  marketing  expense  increased  $6.3  million,  or 6%, to $103.7 million,  6%,  for the nine  months  ended  September  30,  2003 from $97.4 million for the nine months ended  September 30, 2002, and  represented 39%
     and 38% of total revenue for these respective periods.

     The increase in sales and marketing  expense in the quarter ended September
     30,  2003 and  during the first nine  months of 2003 was  primarily  due to investment in our sales and marketing  capabilities  that include  targeted contact  and  campaign  management  for  specific  industries,  and channel partner  development  expenses associated with the launch of our FileNet P8
     product.   This   increase  was  partially   offset  by  reduced   variable
     compensation  expense.  We expect  sales  and  marketing  expense  to be at approximately  39% of  revenue  in  the  near-term  due  to the  continuing investment in demand generation capabilities for targeted customers through our direct and indirect sales channels.

     Research  and  Development:  Research  and  development  expense  primarily consists of costs of personnel to support product development. Research and development  expense  increased $1.2 million to $19.0 million,  7%, for the three  months  ended  September  30, 2003 from $17.8  million for the three months ended  September 30, 2002, and  represented 21% of total revenue for these respective  periods.  Research and development expense increased $4.0 million to $58.0 million, for the nine months ended September 30, 2003 from
     $54.0 million for the nine months ended September 30, 2002, and represented
     22% and 21% of total revenue for these respective periods.

     The increase  year over year in the first nine months of 2003 is the result of increased third party development  expense and increased  headcount.  We are  transitioning  our development labor base from purely direct personnel to a mix of internal  and third party  developers.  Third party  developers tend to be located in lower labor cost countries.  Over time, we believe we will be able to lower our per developer cost through the use of these third party resources. However, in the near term, some duplicate expenses will be incurred  as our  development  programs  are  transitioned  to third  party developers.  Third  party  development  costs  for the  nine  months  ended
     September  30, 2003 was $2.4 million  compared to $1.3 million for the same period in 2002. Research and development employee headcount totaled 464 for the period ended  September 30, 2003 compared to 459 for the same period in
     2002.   Increased  internal  headcount  resulted  in  higher  compensation, benefits and relocation costs related to the eGrail and Shana  acquisitions in April of 2002 and 2003, respectively. This increase was partially offset by a decrease in variable compensation expense.

     Our  research  and  development   efforts  are  focused  on  enhancing  and
     maintaining  our  enterprise  content  management  capabilities  within the
     FileNet P8 product line.  These efforts will focus on  enhancements  to our
     FileNet P8 platform,  Business Process  Management,  Web Content Management
     and  the   development   of  integrated   records   management   and  other
     capabilities. We intend to complement internal development with third-party software  through  OEM  agreements  and may execute  additional  technology acquisitions.  We expect that competition for qualified technical personnel will remain strong and may result in higher levels of compensation  expense
     for  us  in  the  future.   We  believe  that   research  and   development
     expenditures,  including compensation of technical personnel, are essential to maintaining our competitive position. We expect research and development expense to be at approximately 21% of revenue in the near term.

     In-process Research and Development:  There has been no in-process research and development  expensed during 2003. The acquisition of the eGrail assets acquired  in April  2002  included  $400,000  of  in-process  research  and development,  which was expensed  upon  acquisition  because  technological feasibility  had not  been  established  and no  future  alternative  uses, existed.

     General and  Administrative:  General and  administrative  expense consists primarily of personnel costs for finance,  information  technology,  legal,
     human   resources  and  general   management,   and  the  cost  of  outside
     professional  services.  General and administrative  expense increased $0.7 million, or 9%, to $8.2 million,  for the three months  ended September 30,
     2003 from $7.5 million for the three months ended  September 30, 2002,  and represented 9% of total revenue for these respective  periods.  General and administrative  expense  increased $0.1 million,  or less than 1%, to $24.4 million for the nine months ended September 30, 2003 from $24.3 million for the nine months ended  September  30,  2002,  and  represented  9% of total revenue for these respective periods.

     General and  administrative  expense was essentially  unchanged  during the first nine months of 2003  compared to the first nine months of 2002 due to cost  containment  programs that have been in effect over the last eighteen months.  We  expect  general  and  administrative  expenses  to  remain  at approximately 9% of revenue for the near term.

     Amortization of Purchased Intangible Assets

     The April 2002  purchase of eGrail  assets  resulted in  intangible  assets comprised  of acquired  technology  of $3.3 million and patents of $24,000, with assigned useful lives of five years and two years,  respectively.  The
     April 2003 purchase of Shana resulted in $5.7 million of intangible assets;
     comprised of acquired  technology  of $4.0  million,  customer  maintenance relationships  of $800,000 and technology  manuals and design  documents of
     $600,000.  All intangible  assets for the Shana acquisition were assigned a useful life of five years. Non-compete agreements with former executives of
     Shana were  valued at $277,000  and were  assigned a useful life of between two and three years.

     Other Income, Net

     Other income, net, consists primarily of interest income earned on our cash and cash  equivalents,  short and  long-term  investments,  and other items including  foreign  exchange  gains and losses,  the gain (loss) on sale of fixed assets, and interest expense.  Other income, net was $0.6 million for the three months ended September 30, 2003 compared to other income,  net of
     $1.0 million for the three months ended  September 30, 2002.  Other income, net was $3.3 million for the nine months ended  September 30, 2003 compared to other  income,  net of $3.8 million for the nine months ended  September
     30, 2002. Other income decreased slightly between comparable periods due to reduced investment  earnings between comparable periods partially offset by foreign exchange gains.

     Income Taxes

     Our combined  federal,  state and foreign annual effective tax rate for the three  months  ended  September  30,  2003,  is 28% compared to 23% for the comparable period in 2002. The combined  federal,  state and foreign annual effective  tax rate for the nine months  ended  September  30, 2003, is 28%
     compared to 23% for the comparable period in 2002. The provision for income taxes  differs  from the tax computed at the federal  statutory  income tax rate due  primarily to earnings  considered  as  permanently  reinvested in foreign operations. The increased tax rate in 2003 was primarily due to the mix  of  income  earned  by  our  domestic  operations  versus  the  foreign subsidiaries.

     We have a  deferred  net tax asset of  approximately  $22.6  million  and a valuation  allowance of  approximately  $23.8  million as of September  30,
     2003.  FileNet management will continue weighing various factors throughout the year to assess the  recoverability  of its recorded deferred assets and the need for any valuation  allowance against such amounts.  Recoverability of the deferred tax assets is dependent on  profitability  from  operations going forward.  If we were to reverse the entire valuation allowance in the future, we would record a non-cash charge to increase  additional  reported paid in  capital by  approximately  $9.0  million,  and tax  expense  would decrease  (causing an increase in earnings) by approximately  $10.0 million to $14.0 million.

     Liquidity and Capital Resources

     At September 30, 2003,  combined cash,  cash  equivalents  and  investments totaled  $217.5  million,  an increase of $32.3  million from  December 31,
     2002.

     Cash  provided  by  operating  activities  during  the  nine  months  ended
     September  30, 2003  totaled  $35.8  million and resulted  primarily  from:
     additions to net income for depreciation and amortization  expense of $14.8 million,  net  income of $5.3  million,  an  increase  of $3.3  million  in customer deposits and advances, an increase in unearned maintenance revenue related to prepaid maintenance  contracts of $2.9 million and a decrease in accounts receivable of $2.9 million.  The increase in unearned  maintenance revenue is primarily the result of the growth in our base of annual support contracts  resulting  from new  customer  sales  and  sales  of  additional products  to the  existing  base.  Additionally,  a  significant  number of maintenance  contracts  renew early in the year and are  amortized  ratably throughout the year resulting in a lower balance in unearned maintenance by
     December 31.

     For the nine months  ended  September  30,  2003,  cash used for  investing activities  totaled $18.3 million and included:  Shana  acquisition of $8.1 million,  capital  expenditures  of  $6.8  million  and a net  purchase  of marketable securities of $3.5 million.

     Cash provided by financing activities totaled $9.5 million and was a result of proceeds  received from the exercise of employee stock options and stock purchases under the employee stock purchase plan.

     On June 27, 2003, our $5.0 million multi-currency  revolving line of credit expired in accordance  with its terms and was not renewed  because the cost of carrying the line did not justify the level of usage. We believe we will be able to  meet  our  bank  guarantee  needs  through  our  existing  bank relationships in the United States and internationally.

     Contractual cash obligations of significance  include  operating leases for
     our  corporate  offices,  sales  offices,   development  and  manufacturing
     facilities,  non-cancelable  operating leases for other equipment,  some of which have renewal  options and  generally  provide for  escalation  of the annual rental amount.  (See Note No. 9 to the Notes to Unaudited  Condensed
     Consolidated Financial Statements for additional details.)

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

     Recently Adopted Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business  Combinations," which was effective  immediately.  SFAS No. 141 requires that the purchase method of accounting be used for all business  combinations  initiated  after June
     30, 2001 and it eliminated the pooling-of-interests method. The adoption of this  standard  did  not  have a  significant  impact  on our  consolidated financial  statements.  Our April 2002  acquisition  of certain  assets and certain liabilities of eGrail, Inc. and our April 2003 acquisition of Shana
     Corporation were accounted for in compliance with this  pronouncement  (See
     Note No. 3 to the Notes to the Unaudited Condensed  Consolidated  Financial
     Statements for details).

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
     Assets,"  which we  adopted  January 1, 2002.  SFAS No. 142  requires  that goodwill and other intangible assets with indefinite useful lives no longer be amortized,  but instead be tested for  impairment at least  annually and written  down when  impaired.  SFAS No. 142 requires  purchased  intangible assets other than goodwill to be amortized over their useful lives,  unless these  lives are  determined  to be  indefinite.  In  accordance  with this standard, we do not amortize goodwill and indefinite life intangible assets but evaluate their carrying value annually or when events or  circumstances indicate that their carrying value may be impaired.  As of the first day of
     July of each year,  goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. We engaged an independent  valuation firm to determine the business  enterprise value for each of our three reporting units and to perform an impairment  analysis as of July 1, 2003 in accordance  with SFAS 142. The analysis  indicated there was no impairment of goodwill in any of the three  reporting  units.  As of
     September  30, 2003,  no  impairment  of goodwill has been  recognized.  If estimates  change,  a  materially  different  impairment  conclusion  could result.

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

     The  provisions  related to  recognizing  a liability  at  inception of the guarantee for the fair value of the guarantor's  obligations does not apply to product  warranties or to guarantees  accounted for as derivatives.  The initial  recognition and measurement  provisions of this interpretation are applicable on a prospective  basis to guarantees  issued or modified  after
     December 31, 2002,  while the  disclosure  requirements  are  effective for financial  statements  for interim or annual  periods ending after December
     15, 2002.  The adoption of the  recognition  of provisions of FIN 45 in the three and nine  months  ended  September  30,  2003 did not have a material impact on our consolidated results of operations or financial position.

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

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
     Interest   Entities."  In  general,   a  variable   interest  entity  is  a
     corporation,  partnership,  trust,  or any other legal  structure  used for business  purposes  that  either (a) does not have  equity  investors  with voting rights or (b) has equity  investors  that do not provide  sufficient financial  resources  for the  entity to  support  its  activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company  is subject  to a  majority  of the risk of loss from the  variable interest  entity's  activities  or  entitled  to receive a majority  of the entity's residual returns or both. The consolidation requirements of FIN 46 apply  immediately to variable  interest entities created after January 31,
     2003. The consolidation  requirements  apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure  requirements  apply in all  financial  statements  issued after
     January 31,  2003,  regardless  of when the  variable  interest  entity was established.  We do not have any variable interest entities as of September
     30,  2003.  The  adoption  of FIN 46 did not have a material  impact on our consolidated results of operations or financial position.

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
     after June 30,  2003.  The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements or financial position.

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
     SFAS No. 150 is to be implemented  by reporting the cumulative  effect of a change in accounting principle. The adoption of SFAS No. 150 did not have a material  impact on our  consolidated  financial  statements  or  financial position.

Other Matters

Environmental  Matters.  We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business.

Risk Factors That May Affect Future Results

Except  for  the  historical   information  and  discussions  contained  herein,
statements   contained  in  this  Form  10-Q  may  constitute  "forward  looking statements" within the meaning of the Private  Securities  Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that involve a number of risks,  uncertainties  and other  factors  that could  cause actual results to differ  materially from recent results or from our anticipated future  results.  We operate in a rapidly  changing  economic and  technological environment that presents numerous risks. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly  report and our other public filings.  Many of these risks are beyond our control and are driven by factors  that we cannot  predict.
The following discussion highlights some of these risks.

     Our quarterly operating results may fluctuate in future periods and are not predictable and, as a result,  we may fail to meet expectations of investors and analysts, causing our stock price to fluctuate or decline. Our operating results have fluctuated in the past and we anticipate our future operating  results will continue to fluctuate due to many factors,  some of which are largely beyond our control.  Consequently,  our prior  operating  results should not necessarily be considered indicative of future operating results.

Factors,  which may cause our operating results to fluctuate,  include,  but are not limited to, the following:

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
     o    the length of our sales cycle;
     o    the level of software product sold and price competition;
     o    the timing of new software  introductions and software enhancements by us and our competitors; or,
     o    seasonality in technology purchases.

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

     Other competitive risks include, but are not limited to:

     o    We  anticipate   significant  future  consolidation  as  the  software
          industry matures. Large  well-established  software firms like Oracle,
          IBM and  Adobe may enter  our  market  by  adding  content  management features to their existing suite of products. EMC Corporation,  a data storage  hardware  company,  has  announced  its  intention to acquire
          Documentum.  Other  large,  well-capitalized  hardware firms  like Sun
          Microsystems  may enter our market by  acquiring  our  competitors  to pursue revenue growth opportunities;

     o    Many of our competitors are also our  distribution  channel  partners.
          For example,  IBM competes with us in the content  management  market, but also  implements  our  software  solutions  through the IBM Global
          Services business unit. This type of vertical  integration of software development and system  integration  capabilities may be viewed by our customers as a key competitive advantage;

     o    Some of our  competitors  are also our key technology  suppliers.  For example, IBM's Crossworlds business unit supplies a key technology for our business  process  management  software.  Our inability to license future releases of key technology from these competitive vendors could limit the technical capabilities of our products.

We cannot predict new  competitors  entering our market through  acquisitions or other  alliances.  In order to be successful  in the future,  we must respond to technological  change,  customer  requirements and competitors' current software products  and  innovations.  We may not be able to  compete  effectively  in our target markets. In addition,  current and potential competitors have established or may  establish  cooperative  relationships  among  themselves  or with  third parties to increase  the  ability of their  products to address the needs of the markets we serve. Accordingly,  it is possible that new competitors or alliances among  competitors  may emerge and rapidly  acquire  significant  market  share.
Increased competition may result in price reductions,  reduced gross margins and loss of market share that could result in reduced revenue.

     A significant portion of our revenue is derived  internationally and we are subject  to many risks  internationally,  which  could put our  revenue at risk.
Historically,  we have  derived  approximately  30% of our  total  revenue  from international  sales through our worldwide  network of subsidiaries  and channel partners.  International business is subject to certain risks including, but not limited to, the following:

     o    political and economic instability;
     o    tariffs and trade barriers;
     o    varying technical standards and requirements for localized products;
     o    reduced  protection  for  intellectual   property  rights  in  certain
          countries;
     o    difficulties in staffing and maintaining foreign operations;
     o    difficulties in managing foreign distributors;
     o    multiple overlapping tax regimes;
     o    currency restrictions and currency exchange fluctuations;
     o    the burden of complying  with a wide variety of complex  foreign laws, regulations and treaties;
     o    spreading our management resources to cover multiple countries; or,
     o    longer  collection  cycles and higher risk of  non-collection  and bad debt expense.

Any of these  factors  could  reduce the  amount of revenue we realize  from our international operations in the future.

     The market for content management  solutions may not grow as we anticipate, and may decline,  and our products may not gain  acceptance  within this market.
Our future  financial  performance will depend primarily on the continued growth of the markets for our software  products and services as well as our ability to capture a larger share of those markets.  Our primary product  offerings address the new and emerging  market for content  management  solutions.  This market is developing  rapidly,  and  while we  believe  this  market is  growing  and will continue to grow,  particularly  as new regulations are introduced that focus on controlling the flow of information  within  organizations to ensure  compliance with  disclosure  and other  obligations,  there can be no assurance  that these markets  will  continue  to grow as we  anticipate,  or that  our  products  and solutions will gain  acceptance  within these markets.  If the markets we serve, particularly the market for enterprise  content  management  solutions,  fail to grow or grow more slowly than we  currently  anticipate,  or if our products and solutions do not gain acceptance within these markets,  our business,  financial condition and operating results would be harmed.

     We have adopted a strategy of developing a unified  platform for enterprise content management products and related services, and we must effectively manage the  transition of our products and services to this platform or our revenue may suffer.  Our future success  depends,  in part, on our ability to execute on our strategy of delivering a unified  platform and framework for Enterprise  Content
Management.  To date, the majority of our revenue has been generated by sales of licenses to our diverse content  management  products and related services.  Our unified platform  strategy  requires us to adapt our legacy products and develop new  products  for our new  FileNet P8  platform.  We expect that this family of products  and services  will  continue to account for the majority of our future revenue,  making us highly  dependent on continued  sales of this single product family.  If we do not make an effective  transition  from existing  products and services to our FileNet P8  architecture,  our revenue may be seriously  harmed.
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

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer requirements. In addition, our ability to generate revenues from the sale of customer support,  education and professional  services is substantially dependent on our ability to generate new sales of our software products.  We may not be  successful  in  developing,  marketing and releasing new products or new versions of our products that respond to  technological  developments,  evolving industry  standards or changing  customer  requirements.  We may also experience technical  difficulties that could delay or prevent the successful  development, introduction and sale of these products and  enhancements.  In the past, we have experienced  delays in the release dates of enhancements and new releases to our products and we cannot  assure that we will not  experience  significant  future delays in product  introduction.  From time to time,  our  competitors or we may announce new  software  products,  capabilities  or  technologies  that have the potential  to  replace  or  shorten  the life  cycles of our  existing  software products.  We cannot assure that announcements of currently planned or other new software  products will not cause customers to delay their purchasing  decisions in anticipation of such software products, and such delays could have a material adverse effect on our sales.

     We are dependent on customers concentrated in a small number of industries.
Our customers are concentrated in the insurance, financial services, government, manufacturing,  telecommunications  and  utilities  industries.  We  may  not be successful in obtaining significant new customers in different industry segments and we expect that sales of our  products to a limited  number of customers in a limited number of industry segments will continue to account for a large portion of our revenue in the future. If we are not successful at obtaining  significant new customers or if a small number of customers cancel or delay their orders for our products, then our business and our prospects could be harmed. Consolidation within the financial  services and insurance  industry  could further reduce our customers  and  future  prospects.  As many  of our  significant  customers  are concentrated in a small number of industry segments,  if business  conditions in one of those industry segments  decline,  then orders for our products from that segment may decrease,  which could  negatively  impact our  business,  financial condition and operating results and cause the price of our common stock to fall.

     We must devote substantial  resources to software  development,  and we may not realize  revenue from our  development  efforts for a substantial  period of time.  Introducing  new products that rapidly  address  changing  market demands requires a continued high level of investment in research and  development.  Our product development and engineering expenses were $58.0 million, or 22% of total revenue, for the nine months ended September 30, 2003 and $ 54.0 million, or 21%
of total  revenue,  for the nine months  ended  September  30,  2002.  The costs associated  with software  development  are  increasing,  including the costs of recruiting  and  retaining  engineering  talent and  acquiring or licensing  new technologies.  The  majority  of our  investment  in  new  and  existing  market opportunities  must be made prior to our ability to generate  revenue from these new  opportunities.  These investments of money and resources must be made based on our  prediction  of new products and services  that the market needs and will accept. As a result,  our operating  results could be adversely  affected if our predictions  of market  demand are  incorrect and we are not able to realize the
level  of  revenues  we  expect  from  new   products  or  if  that  revenue  is
significantly delayed.

     We are increasing  our use of third party software  developers and may have difficulty  enforcing our  agreements  with them. To help manage costs,  we have
contracted   with  third  party   software   development   companies   overseas,
particularly  in India  where labor  costs are lower,  to perform a  significant portion of our software  development and customer  technical  support work. As a result,  we will become  increasingly  dependent on these third party developers for continued development and maintenance of several of our key products. If any of these third party  developers were to terminate their  relationship  with us, our  efforts to develop new  products  and improve  existing  products  could be significantly  delayed  and  our  ability  to  provide  product  support  to our customers  could be  impaired.  In  addition,  since the majority of these third party  developers are located outside the United States,  our ability to enforce our agreements with them may be limited.

     We must retain and attract key  executives  and personnel who are essential to our business, which could result in increased personnel expenses. Our success depends to a  significant  degree upon the  continued  contributions  of our key management, as well as other marketing, technical and operational personnel. The loss of the services of one or more key employees could have a material  adverse effect on our operating results.  We do not have employment  agreements with any of  the  members  of our  United  States-based  senior  management.  We do  have employment  contracts with members of our  international  management that commit them to a notification period.

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
     o    valuations  of  acquired  assets  or  businesses  that are  less  than expected; or
     o    the potential loss of key personnel of the acquired company.

     If we fail to  successfully  manage future  acquisitions or fully integrate
future  acquired   businesses,   products  or  technologies  with  our  existing
operations,  we may not receive the intended  benefits of the  acquisitions  and such acquisitions may harm our business and financial results.

     Our business is highly  automated for the  execution of marketing,  selling and technical support  functions.  We depend on the integrity of our information systems network  connectivity to perform these business  functions.  Significant business interruption could occur at our Costa Mesa headquarters facility due to a natural  disaster  such as  earthquake,  which could  cause a prolonged  power outage and the inability for key  personnel to perform their job  functions.  We have taken  precautionary  measures  including  implementing a disaster recovery plan to mitigate this risk.

     Protection of our  intellectual  property and other  proprietary  rights is limited, which could result in the use of our technology by competitors or other third parties. There is risk of third-party claims of infringement,  which could expose us to litigation and other costs.  Our success  depends,  in part, on our ability  to  protect  our  proprietary  rights to the  technologies  used in our principal products.  We rely on a combination of copyrights,  trademarks,  trade secrets,  patents,  confidentiality  procedures  and  contractual  provisions to protect our proprietary rights in our software  products.  We cannot assure that our existing or future copyrights,  trademarks,  trade secrets, patents or other intellectual  property rights will have sufficient  scope or strength to provide meaningful  protection or a commercial  advantage to us.  Intellectual  property rights often cannot be enforced without  engaging in litigation,  which involves devotion of  significant  resources,  can divert  management  attention  and has uncertain  outcomes.  In  addition,  the laws of some  foreign  countries do not protect our proprietary  rights to the same extent, as do the laws of the United
States. Any inability to protect our intellectual property may harm our business and competitive position.

     We may,  from time to time,  be  notified  that we are  infringing  certain patent or intellectual  property  rights of others.  While there are no material actions  currently  pending  against  us for  infringement  of  patent  or other proprietary  rights of third  parties,  we cannot assure that third parties will not initiate  infringement  actions  against us in the future.  Combinations  of technology  acquired through past or future acquisitions and our technology will create new software products and technology that also may give rise to claims of infringement. Infringement actions can result in substantial costs and diversion of  resources,  regardless  of the  merits of the  actions.  If we were found to infringe upon the rights of others,  we cannot assure that we could redesign the infringing  products  to avoid  further  infringement  or that we  could  obtain necessary  licenses to use the infringed rights on acceptable  terms, or at all.
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
Microsystems,  Inc.,  BEA  Systems  Inc.,  EMC  Corporation,  ILOG  Corporation,
Arbortext,  Inc.,  Venetica  Corporation  and  Verity,  Inc.  Certain  of  these agreements have minimum purchase  requirements  and/or require prepayments which usage is limited  to a  specific  time frame,  while  others do not have  minimum purchase requirements and/or are cancelable at will. We cannot assure that these companies will not reduce or discontinue  their  relationships  with, or support of, FileNet and our products. Our failure to maintain these relationships, or to establish new  relationships in the future,  could harm our business,  financial condition and results of operations.

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
     o    acquisitions in the past have been primarily cash based  transactions.
          Future  acquisitions  may include  stock,  which could  dilute EPS and possibly reduce shareholder value;
     o    we may not be able to  hedge  all  foreign  exchange  risk  due to the significant  fluctuation  of the Euro to the US Dollar and our ability to predict the mix of sales orders  denominated in the Euro at the end of each fiscal quarter;
     o    reduced  stock value may  restrict  our access to equity  financing to fund further acquisitions using stock;
     o    industry  analyst opinions may increase our stock price volatility and reduce shareholder value; and,
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment  portfolio.  We have not used derivative financial instruments in our investment portfolio.  We place our investments with high-quality issuers and,  by  policy,  limit the amount of credit  exposure  to any one  issuer.  We protect  and  preserve  our  invested  funds by  limiting  default,  market  and reinvestment risk. Our investments in marketable securities consist primarily of high-grade  corporate and  government  securities  with  maturities of less than three years.  Investments purchased with an original maturity of three months or less are considered to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate  component of stockholders'  equity.  Average  maturity of our investment  portfolio is 4.1 months;  therefore,  the  movement of interest  rates should not have a material impact on our balance sheet or income statement.

At any time,  a  significant  increase/decrease  in interest  rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed a  sensitivity  analysis as of  September  30, 2003 and 2002,  using a modeling  technique  that measures the change in the fair values  arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held
constant.   The   analysis   covers   our   investment   and  is  based  on  the
weighted-average  maturity of our investments as of September 30, 2003 and 2002.
The sensitivity  analysis  indicated that a hypothetical 50 basis points adverse movement  in  interest  rates  would  result in a loss in the fair values of our investment  instruments  of  approximately  $258,000 at  September  30, 2003 and approximately $271,000 at September 30, 2002. Similarly a hypothetical 100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values of our  investments of  approximately  $515,000 at September 30, 2003 and approximately $541,000 at September 30, 2002.

The following table provides information about our cash and cash equivalents and our investment portfolio at September 30, 2003 (dollars in thousands):

                                                                    .
                                                     Estimated Fair
   (In thousands)                          Cost               Value
   Debt Securities
     Due in one year or less:
        Short-term munis-taxable     $   8,339            $   8,359
        Corporate                       13,642               13,647
        Governments/Agencies            11,539               11,539
   Total due in one year                33,520               33,545

   Due in one to three years:
        Taxable munis                        -                    -
        Corporate                        2,222                2,208
        Government/Agencies             19,500               19,497
     Total due in three years           21,722               21,705
       Grand total                   $  55,242            $  55,250

Actual maturities may differ from contractual  maturities  because the issuer of the securities  may have the right to repurchase  such  securities.  We classify short-term  investments in current assets, as all such investments are available for current operations.

Foreign Currency Fluctuations and Inflation

Our performance  can be affected by changes in foreign  currency values relative to the U.S.  dollar in relation to our revenue and operating  expenses.  We have entered into forward foreign exchange  contracts  primarily to hedge amounts due from  and the  net  assets  of  selected  subsidiaries  denominated  in  foreign currencies (mainly in Europe and Asia Pacific) against  fluctuations in exchange rates.  We  have  not  entered  into  forward  foreign  exchange  contracts  for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions.  The criteria
we  use  for   designating  a  contract  as  a  hedge  include  the   contract's
effectiveness   in  risk  reduction  and   one-to-one   matching  of  derivative
instruments  to underlying  transactions.  Gains and losses on foreign  exchange contracts are recognized in income in the same period as gains and losses on the underlying  transactions.  If an underlying  hedged  transaction were terminated earlier than initially  anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract  would be  recognized in income in the same period. In addition,  since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any material net gain or loss,  as any gain or loss on the underlying foreign currency denominated balance would be offset  by the  gain or loss on the  forward  contract.  Our  forward  contracts generally have an original  maturity of three months.  As of September 30, 2003, we had forward foreign exchange  contracts  outstanding  totaling  approximately
$0.9 million in ten currencies. These contracts were opened on the last business day of the quarter and mature within three months.

Cumulative  other  comprehensive  loss  decreased  by $6.9  million for the nine months ended September 30, 2003 due to unrealized  foreign currency  translation gains  resulting  from the  strengthening  of the Euro  against the U.S.  dollar during the first nine months of 2003.

Management  believes  that  inflation  has not had a  significant  impact on the prices of our products, the cost of our materials,  or our operating results for the nine months ended September 30, 2003.

Item 4.   Controls and Procedures

The Company  maintains  disclosure  controls and procedures that are designed to ensure that information  required to be disclosed in the Company's  Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the Securities and Exchange  Commission's  rules and forms and that such  information is accumulated and  communicated to the Company's  management,
including  its  Chief  Executive  Officer  and  Chief  Financial   Officer,   as
appropriate,  to allow for timely decisions  regarding required  disclosure.  In designing and  evaluating  the disclosure  controls and  procedures,  management recognizes  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  in  reaching  a  reasonable  level  of  assurance,  management necessarily  was required to apply its judgment in evaluating  the  cost-benefit relationship of possible controls and procedures.

As of September  30,  2003,  the end of the quarter  covered by this report,  an evaluation was carried out under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and the Company's Chief Financial  Officer,  of the  effectiveness of the design and operation of the Company's disclosure controls and procedures as required by SEC
Rule 13a - 15(b). Based on the foregoing,  the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

     (b)  Reports on Form 8-K
     No reports on Form 8-K were filed in the quarter ended September 30, 2003.

                                   SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                                   FILENET CORPORATION

November 13, 2003           By:     /s/ Sam M. Auriemma
Date                               Sam M. Auriemma, Senior Vice President
                                   (Principal Financial and Accounting Officer,
                                   Authorized Signatory)
                                   and Chief Financial Officer

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
                    effective   June  29,  2002   (filed  as  Exhibit   10.1  to
                    Registrant's  Annual  Report on Form 10-K filed for the year ended December 31, 2002).

       10.2*+       Amended  and  Restated  1995  Stock  Option  Plan of FileNet
                    (filed  as  Exhibit   99.1  to   Registrant's   registration
                    statement   on  Form  S-8  filed  on   October   15,   2002;
                    Registration No. 333-71598).

     10.2.1*+       Amendment  to  the   1995  Stock  Option  Plan  approved  by
                    Registrant's  Board of Directors dated May 7, 2003 (filed as
                    Exhibit 10.2.1 to Registrant's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 2003).

     10.2.2*+       Amended   Form  of   1995  Executive  Officer  Stock  Option
                    Agreement (filed as Exhibit 10.2.2 to Registrant's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2003).

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

    10.14.3*+       Amendment to the 2002 Incentive Award Plan dated May 7, 2003
                    (filed   as   Exhibit 10.14.3  to   Registrant's   Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2003).

      10.15*        Stock  Purchase  Agreement  dated April 2, 2003 by and among
                    Registrant,   FileNet   Nova   Scotia   Corporation,   Shana
                    Corporation  and certain  Sellers (filed as Exhibit 10.15 to
                    Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30, 2003).

    10.15.1*        Escrow Agreement  dated April 2, 2003  by  and among FileNet
                    Nova Scotia Corporation,  certain  Sellers and Bennett Jones
                    LLP  (filed as  Exhibit 10.15.1  to  Registrant's  Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2003).

      10.16*+       Amended and Restated Letter Agreement dated  May 15, 2003 by and between  Registrant and Lee D. Roberts,  Chief Executive
                    Officer (filed as Exhibit 10.161 to  Registrant's  Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2003).

      10.17*+       Form of  Amended and  Restated  Letter Agreement,  dated May
                    15, 2003, by and between  Registrant and the Chief Financial
                    Officer   and   President   (filed  as   Exhibit   10.17  to
                    Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30, 2003)(1).

      10.18*+       Form of  Amended and Restated Letter Agreement  by and among
                    Registrant and certain Executive Officers  (filed as Exhibit
                    10.18 to  Registrant's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2003)(2).

      10.19*+       CEO  Severance  Agreement together with Addendum II to Stock
                    Option Agreement  between  Registrant and Mr. Lee D. Roberts
                    (filed as  Exhibit 10.19 to Registrant's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2003).

      10.20+        Non-Statutory  Stock  Option  Agreement  between  Registrant and Mr.Kenneth F. Fitzpatrick.

       31.1         Certification of Chief Executive Officer

       31.2         Certification of Chief Financial Officer

       32.1         Certification of Chief Executive Officer

       32.2         Certification of Chief Financial Officer
      ------------- ------------------------------------------------------------
     * Incorporated herein by reference
     + Management contract, compensatory plan or arrangement

     (1)  Amended and Restated Letter Agreement,  dated May 15, 2003 was entered into  by and  between  Registrant  and  Messrs.  Sam  Auriemma,  Chief
          Financial Officer and Ron L. Ercanbrack, President

     (2)  Amended and Restated Letter Agreement,  dated May 15, 2003 was entered into by and between Registrant and Messrs. Martyn D. Christian,  David
          D.  Despard,  Frederick P. Dillon,  Karl J. Doyle,  Michael W. Harris,
          William J. Kreidler,  Chas W.  Kunkelmann,  Philip  Rugani,  Daniel S.
          Whelan, Franz X. Zihlmann,  Ms. Katharina M. Mueller and Ms. Audrey N.
          Schaeffer.  Mr. Kenneth F. Fitzpatrick  entered in a Letter Agreement,
          dated  September  2,  2003  on   substantially   the  same  terms  and
          conditions.

                                                                   EXHIBIT 10.20

                              FILENET CORPORATION

                      NON-QUALIFIED STOCK OPTION AGREEMENT

                             FOR KENNETH FITZPATRICK

     This  Non-Qualified  Stock  Option  Agreement  is  entered  into by FileNet
Corporation,  a Delaware  corporation  hereinafter referred to as "Company," and
Kenneth Fitzpatrick,  who is concurrently being hired as Chief Marketing Officer of the Company, hereinafter referred to as "Optionee."

     WHEREAS, the Compensation  Committee (the "Committee") has approved a stock option grant to Optionee in order to induce  Optionee to agree to be employed by the Company and to serve the Company in the capacity of Chief Marketing Officer;

     WHEREAS, the Option to purchase shares of its Common Stock granted pursuant to this  agreement  has been  awarded  outside of and not pursuant to any of the
Company's existing employee benefit plans; and

     WHEREAS, the Committee has determined that it would be to the advantage and best interest of the Company and its  stockholders  to grant the Option provided for herein to the  Optionee  as an  inducement  to enter into the service of the
Company and as an incentive for increased  efforts during such service,  and has advised the Company  thereof and  instructed the  undersigned  officers to issue said Option.

     NOW,  THEREFORE,  in consideration of the mutual covenants herein contained
and  other  good  and  valuable  consideration,   receipt  of  which  is  hereby
acknowledged, the parties hereto do hereby agree as follows:

                                   ARTICLE I.

                                DEFINITIONS

Section 1.1.

     Whenever the following  terms are used in this  Agreement,  they shall have the  meaning  specified  below  unless  the  context  clearly  indicates  to the contrary.  The masculine pronoun shall include the feminine and neuter,  and the singular the plural, where the context so indicates.

     Agreement shall mean this Stock Option Agreement.

     Board shall mean the Board of Directors of the Company.

     Cause shall mean:  (i)  Optionee's  commission of any act of theft,  fraud, embezzlement or dishonesty; or (ii) Optionee's willful or intentional misconduct adversely affecting the business or affairs of the Company or any Subsidiary; or
(iii) Optionee's  unauthorized use or disclosure of confidential  information or trade secrets of the Company or any Subsidiary.  The foregoing  definition shall not be deemed to be inclusive  of all acts or omissions  that the Company or any
Subsidiary  may  consider  as grounds  for the  dismissal  or  discharge  of any
Optionee.

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

     Committee  shall  mean  the   Compensation   Committee  of  the  Board,  as
constituted from time to time.

     Common Stock shall mean the common  stock of the  Company,  par value $0.01 per share.

     Code shall mean the Internal Revenue code of 1986, as amended.

     Corporate Transaction shall mean:

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

     (b)  The stockholders of the Company approve a plan of complete liquidation of the  Company or an  agreement  for the sale or  disposition  by the
          Company of all or substantially all of the Company's assets.

     DRO shall mean a domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.

     Employee shall mean any officer or other employee (as defined in accordance with Section 3401(c) of the Code) of the Company,  or of any corporation that is a Subsidiary.

     Exchange Act shall mean the Securities Exchange Act of 1934, as amended.

     Expiration  Date  shall  mean the  date on  which  the  Option  expires  as specified on the Signature Page hereof.

     Fair  Market  Value of a share of Common  Stock as of a given date shall be
(a) the average of the high and low selling prices of a share of Common Stock on the  principal  exchange or the Nasdaq  Stock  Market on which  shares of Common
Stock are then  trading,  if any (or as  reported on any  composite  index which includes such principal exchange), on such date, or if shares were not traded on such date, then on the next preceding date on which a trade occurred,  or (b) if
Common  Stock is not traded on an exchange or the Nasdaq  Stock  Market,  but is quoted on Nasdaq or a  successor  quotation  system,  the average of the closing representative  bid and  asked  prices  for the  Common  Stock  on such  date as reported by Nasdaq or such successor quotation system, or (c) if Common Stock is not  publicly  traded on an  exchange  and not  quoted on Nasdaq or a  successor quotation  system,  the  Fair  Market  Value  of a  share  of  Common  Stock  as established by the Committee acting in good faith.

     Option shall mean the non-qualified  stock option granted to Optionee under this Agreement.

     Optionee shall mean Kenneth Fitzpatrick.

     Permitted Transferee shall mean, any child, stepchild,  grandchild, parent,
stepparent,   grandparent,   spouse,  former  spouse,  sibling,  niece,  nephew,
mother-in-law,  father-in-law,  son-in-law, daughter-in-law,  brother-in-law, or sister-in-law, including adoptive relationships, of Optionee, any person sharing
Optionee's household (other than a tenant or employee), any trust in which these persons (or Optionee) control the management of assets,  and any other entity in which these  persons  (or  Optionee)  own more than fifty  percent of the voting interests,  or any other transferee specifically approved by the Committee after taking into account any state or federal tax or  securities  laws  applicable to transferable options.

     Rule 16b-3 shall mean Rule 16b-3  promulgated  under the  Exchange  Act, as such Rule may be amended from time to time.

     Securities Act shall mean the Securities Act of 1933, as amended.

     Subsidiary  shall mean any corporation in an unbroken chain of corporations beginning  with the  Company  if each of the  corporations  other  than the last corporation in the unbroken chain then owns stock possessing fifty percent (50%)
or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     Termination  of Employment  shall mean the time when the  employee-employer relationship  between  the  Optionee  and  the  Company  or  any  Subsidiary  is
terminated for any reason, with or without cause,  including,  but not by way of limitation,  a  termination  by  resignation,  discharge,  death,  disability or retirement;  but  excluding  (a)  terminations  where  there  is a  simultaneous reemployment  or  continuing  employment  of  Optionee  by  the  Company  or any
Subsidiary, (b) at the discretion of the Committee, terminations which result in a temporary  severance  of the  employee-employer  relationship,  and (c) at the discretion of the Committee, terminations which are followed by the simultaneous establishment  of a consulting  relationship by the Company or a Subsidiary with the Optionee.  The Committee,  in its absolute  discretion,  shall determine the effect of all  matters and  questions  relating to  Termination  of  Employment, including,  but not by way of limitation,  the question of whether a Termination of Employment  resulted  from a discharge  for good cause,  and all questions of whether a particular  leave of absence  constitutes a Termination  of Employment and the  vesting,  exercise  and  other  terms of the  Option  during a leave of absence.

                                   ARTICLE II.

                               GRANT OF OPTION

Section 2.1.   Grant of Option

     Effective as of the grant date set forth on the Signature Page hereof,  the
Company  irrevocably  grants to the  Optionee the Option to purchase any part or all of the aggregate number of shares of Common Stock set forth on the Signature
Page hereof, all upon the terms and conditions set forth in this Agreement.

Section 2.2.   Purchase Price

     The purchase  price of the shares of Common Stock  covered by the Option is set forth on the Signature  Page hereof,  and shall not be subject to commission or other charge.

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

                                  ARTICLE III.

                          PERIOD OF EXERCISABILITY

Section 3.1.   Commencement of Exercisability

     The Option shall become exercisable in the time and manner set forth on the
Signature Page hereof. Except as otherwise may be provided by the Committee,  no portion of the Option that is  unexercisable  at Termination of Employment shall thereafter become exercisable.

Section 3.2.   Duration of Exercisability

     The  installments  for  exercisability  provided on the Signature  Page are cumulative.  Each such installment  that becomes  exercisable as provided on the
Signature Page shall remain  exercisable  until it becomes  unexercisable  under
Section 3.3.

Section 3.3.   Expiration of Option

     Except  to the  extent  otherwise  set  forth in any  severance,  change in control or employment agreement (see section 5.8), if applicable, the Option may not be  exercised  to any  extent  by  anyone  after  the  first to occur of the following events:

     (a)  The expiration of ten (10) years from the date the Option was granted, as set forth on the Signature Page hereof;

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
          or

     (f)  The effective  date of a Corporate  Transaction,  unless the successor corporation  or a parent or subsidiary  of the  successor  corporation assumes or  substitutes  the Option as  described  in Section  3.5. At least  fifteen  (15) days prior to the  effective  date of a Corporate
          Transaction  as to which  the  successor  corporation  or a parent  or subsidiary of the successor  corporation does not assume or substitute the Option, the Committee shall give the Optionee notice of such event if the  Option  has then  neither  been  fully  exercised  nor  become unexercisable under this Section 3.3.

Section 3.4.   Tax Consequences

     The Optionee  acknowledges  that,  the Option  granted under this Agreement shall be treated for all  purposes as not  qualifying  under  Section 422 of the
Code and therefore shall be subject to taxation as a non-qualified option.

Section 3.5.   Acceleration of Option

     (a)  This  Option,  to the extent  outstanding  at the time of a  Corporate
          Transaction, but not otherwise fully exercisable,  shall automatically accelerate  so  that  this  Option  shall,  immediately  prior  to the effective  date  of  the  Corporate  Transaction,  become  vested  and exercisable  for all of the  shares of  Common  Stock  subject  to the
          Option. No such acceleration of this Option,  however,  shall occur if and to the extent this  Option is, in  connection  with the  Corporate
          Transaction: (i) to be assumed by the successor corporation (or parent or subsidiary thereof) or to be substituted with a comparable right to purchase or receive,  for each share of optioned  stock subject to the
          Option   immediately   prior  to  the   Corporate   Transaction,   the
          consideration  (whether stock,  cash, or other securities or property)
          received in the Corporate  Transaction  by the holders of Common Stock for each share held on the effective date of the transaction;  or (ii)
          to be  replaced  with  a  cash  incentive  program  of  the  successor corporation  which  preserves the spread existing on the Option shares at the  time of the  Corporate  Transaction  (the  excess  of the Fair
          Market Value of such Option shares over the aggregate  exercise  price payable for those  shares,  appropriately  adjusted)  and provides for subsequent  pay-out in accordance with the Option  exercise  schedule.
          The  determination of Option  comparability  under clause (i) shall be made by the Committee,  and such determination shall be final, binding and conclusive.

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

     (d)  This Agreement shall not in any way affect the right of the Company to adjust,  reclassify,  reorganize  or  otherwise  change its capital or business structure or to merge,  consolidate,  dissolve,  liquidate or sell or transfer all or any part of its business or assets.

                                   ARTICLE IV.

                               EXERCISE OF OPTION

Section 4.1.   Person Eligible to Exercise

     Except for any person to whom the Option has been  transferred  pursuant to
Section 5.2,  during the lifetime of the  Optionee,  only he or she may exercise the  Option  (or any  portion  thereof).  After the death of the  Optionee,  any exercisable  portion  of the  Option  may,  prior to the time when such  portion becomes  unexercisable  under  Section  3.3, be exercised by his or her personal representative or by any person empowered to do so under the deceased Optionee's will or under the then applicable laws of descent and distribution.

Section 4.2.   Partial Exercise

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

     (a)  A  notice  complying  with the  applicable  rules  established  by the
          Committee stating that the Option, or a portion thereof, is exercised;

     (b)  Such  representations and documents as the Committee,  in its absolute discretion, deems necessary or advisable to effect compliance with all applicable  provisions of the  Securities Act and any other federal or state  securities  laws or  regulations.  The  Committee  may,  in its absolute  discretion,  also take whatever  additional actions it deems appropriate to effect such compliance  including,  without limitation, placing  legends  on  share  certificates  and  issuing  stop-transfer notices to agents and registrars;

     (c)  In the event that the Option  shall be  exercised  pursuant to Section
          4.1 by any person or  persons  other  than the  Optionee,  appropriate proof of the right of such person or persons to exercise the Option;

     (d)  Full cash  payment to the Company for the shares with respect to which the Option, or portion thereof, is exercised.  However,  the Committee may,  in its  discretion,  (i)  allow  payment,  in  whole or in part, through the  delivery of shares of Common  Stock which have been owned by the Optionee for at least six months, duly endorsed for transfer to the Company with a Fair Market Value on the date of delivery  equal to the  aggregate  exercise  price of the  Option  or  exercised  portion thereof;  (ii)  allow  payment,  in  whole  or in  part,  through  the surrender of shares of Common Stock then issuable upon exercise of the
          Option having a Fair Market Value on the date of Option exercise equal to the  aggregate  exercise  price of the Option or exercised  portion thereof;  (iii) allow payment,  in whole or in part,  through a broker cashless  exercise  procedure  whereby the Optionee  delivers a notice that the  Optionee  has placed a market  sell order with a broker with respect to shares of Common Stock then  issuable  upon exercise of the
          Option,  and the broker timely pays the Option exercise price; or (iv)
          allow payment through any combination of the consideration provided in the foregoing subparagraphs; and

     (e)  The receipt by the Company of full payment for such shares,  including payment of any applicable  withholding tax, which in the discretion of the Committee may be in the form of consideration used by the Optionee to pay for such shares under Section 4.3(d).

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

     (b)  The  completion of any  registration  or other  qualification  of such shares  under any  state or  federal  law,  or under  the  rulings  or regulations  of the  Securities  and Exchange  Commission or any other governmental  regulatory  body  which  the  Committee  shall,  in  its absolute discretion, deem necessary or advisable;

     (c)  The  obtaining  of any approval or other  clearance  from any state or federal governmental agency which the Committee shall, in its absolute discretion, determine to be necessary or advisable; and

     (d)  The lapse of such reasonable  period of time following the exercise of the  Option  as the  Committee  may  establish  from  time to time for reasons of administrative convenience.

Section 4.5.   Rights as Stockholder

     The  Optionee  shall not have any  stockholder  rights with  respect to the shares of common stock purchasable upon exercise of the option until such person shall have exercised the option,  paid the exercise price and applicable  taxes, satisfies all other  conditions of exercise and become a holder of record of the purchased shares.

                                   ARTICLE V.

                                OTHER PROVISIONS

Section 5.1.   Administration

     The Committee shall have the power to interpret this Agreement and to adopt such  rules  for  the  administration,  interpretation  and  application  of the
Agreement as are consistent therewith and to interpret or revoke any such rules.
All  actions  taken  and  all  interpretations  and  determinations  made by the
Committee  in good  faith  shall be final and  binding  upon the  Optionee,  the
Company and all other  interested  persons.  No member of the Committee shall be personally liable for any action,  determination or interpretation  made in good faith with respect to the Agreement or the Option.  In its absolute  discretion, the Board may at any time and from time to time  exercise any and all rights and duties of the  Committee  under this  Agreement  except with  respect to matters which  under Rule 16b-3 or Section  162(m) of the Code,  or any  regulations  or rules issued thereunder, are required to be determined in the sole discretion of the Committee.

Section 5.2.   Option Generally Not Transferable

     (a)  Neither the Option nor any  interest or right  therein or part thereof shall  be  liable  for the  debts,  contracts  or  engagements  of the
          Optionee  or his  successors  in  interest  or  shall  be  subject  to
          disposition   by   transfer,   alienation,    anticipation,    pledge,
          encumbrance, assignment or any other means whether such disposition be voluntary or  involuntary  or by  operation of law by judgment,  levy, attachment,  garnishment  or any other legal or equitable  proceedings
          (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect;  provided,  however, that this Section
          5.2 shall not prevent  transfers by will or by the applicable  laws of descent  and  distribution  or,  with the  consent  of the  Committee, pursuant to a DRO or pursuant to Section 5.2(b).

     (b)  Notwithstanding   Section  5.2(a),  with  the  prior  consent  of  the
          Committee, which consent may be withheld in the sole discretion of the
          Committee,  the  Optionee  may  transfer the Option to any one or more
          Permitted  Transferees,  subject to the following terms and conditions and  such  other  terms  and  conditions  that may be  imposed  by the
          Committee:

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

          (iii)the Optionee  and the  Permitted  Transferee  execute any and all
               documents   requested  by  the  Committee,   including,   without
               limitation  documents to (A) confirm the status of the transferee as a Permitted  Transferee,  (B) satisfy any  requirements for an exemption  for the transfer  under  applicable  federal and state securities laws and (C) evidence the transfer.

Section 5.3.   Shares to Be Reserved

     The Company  shall at all times  during the term of the Option  reserve and keep  available  such number of shares of stock as will be sufficient to satisfy the requirements of this Agreement.

Section 5.4.   Notices

     Any notice to be given  under the terms of this  Agreement  to the  Company shall be addressed to the Company in care of its Secretary, and any notice to be given to the  Optionee  shall be addressed to him at the address of record given on the Signature Page hereof or to any updated address provided by the Optionee.
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

Section 5.7.   Conformity to Securities Laws

     The Optionee acknowledges that this Agreement is intended to conform to the extent  necessary with all provisions of the Securities Act and the Exchange Act and any and all regulations and rules promulgated by the Securities and Exchange
Commission thereunder,  including without limitation Rule 16b-3. Notwithstanding anything herein to the contrary,  this Agreement shall be administered,  and the
Option is granted and may be  exercised,  only in such a manner as to conform to such laws,  rules and  regulations.  To the extent  permitted by applicable law, this  Agreement  shall be deemed  amended to the extent  necessary to conform to such laws, rules and regulations.

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

                                       10

Section 5.9.   Data Privacy

     As a  condition  of the  grant  of the  Option,  Optionee  consents  to the collection,  use,  processing and transfer of personal data as described in this paragraph. Optionee understands that the Company and its affiliates hold certain personal information about Optionee, including Optionee's name, home address and telephone number, date of birth, social security number or global identification number, salary,  nationality,  job title, any shares of the Company stock or the
Company  positions  held,  details of all  options or any other  entitlement  to
shares  awarded,  canceled,   exercised,  vested,  unvested  or  outstanding  in
Optionee's favor, for the purpose of managing and  administering  this Agreement
("Data").  Optionee  further  understands that the Company and/or its affiliates
will  transfer  Data  amongst   themselves  as  necessary  for  the  purpose  of
implementation,  administration  and management of Optionee's  participation  in this  Agreement,  and that the  Company  and/or any of its  affiliates  may each further  transfer  Data  to any  third  parties  assisting  the  Company  in the implementation,  administration  and  management  of  this  Agreement.  Optionee understands  that these  recipients  may be located  in the United  States,  the
European  Economic  Area, or  elsewhere.  Optionee  authorizes  them to receive, possess, use, retain and transfer the Data, in electronic or other form, for the purposes of implementing, administering and managing Optionee's participation in this Agreement, including any requisite transfer of such Data as may be required for the administration of this Agreement and/or the subsequent holding of shares of stock on  Optionee's  behalf  to a broker  or other  third  party  with  whom
Optionee  may  elect to  deposit  any  shares  of  stock  purchased  under  this
Agreement.  Optionee  understands  that Optionee may, at any time,  review Data, require any  necessary  amendments  to it or  withdraw  the  consents  herein in writing by contacting  the Secretary of the Company.  Withdrawal of consent may, however,  affect  Optionee's  ability to exercise or realize  benefits  from the
Option.

                            [SIGNATURE PAGE FOLLOWS]

                               FileNet Corporation
                                 ID: 95-3757924

  Signature Page to Non-Qualified Stock Option Agreementof Kenneth Fitzpatrick

Option Number: _________________

Effective as of September 2, 2003, you have been granted a  Non-Qualified  Stock
Option to buy  100,000  shares  of  Common  Stock of  FileNet  Corporation  at a purchase price per share of $21.115.

The total option price of the shares granted is $2,111,500.

Your Option  shares will become vested in  installments  pursuant to the vesting schedule set forth below.

   Number of Shares          Vesting Date

   25,000 shares             September 2, 2004
  (25% of grant)

   2,083 shares              The second day of each month thereafter, commencing
  (approx. 1/36th of         with October 2, 2004 and continuing through September
   75% of grant)             2, 2006

   2,084 shares              The second day of each month thereafter, commencing
  (approx. 1/36th of         with October 2, 2006 and continuing through September
   75% of grant)             2, 2007 (at which time the Option will be fully vested)

Each vesting  installment  is subject to earlier  termination as provided in the
Agreement.

Your right to exercise the Option expires September 2, 2013,  subject to earlier termination pursuant to the Agreement to which this Signature Page is a part.

By your signature and the Company's  signature  below, you and the Company agree that these options are granted under and governed by the terms and conditions of the Non-Qualified Stock Option Agreement to which this Signature Page is a part.

        FileNet Corporation

       _____________________________                        __________________
        By:  Lee Roberts,                                   Date
             Chief Executive Officer

       ______________________________                       __________________
        KENNETH FITZPATRICK                                 Date

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

Date:    November 13, 2003

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

Date:   November 13, 2003

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

     (i) the accompanying Quarterly  Report on Form 10-Q of the Company  for the
fiscal  period  ended  September 30,  2003 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  November 13, 2003
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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal period ended  September 30, 2003 (the  "Report")  fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  November 13, 2003
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