Form 10-K
period 2003-12-31
FILENET CORP
filed 2004-03-12
CIK 706015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549      .
                                    FORM 10-K

(Mark One)

     [ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

     Based on the closing sale price as of June 30, 2002,  the aggregate  market value  of the  36,323,178  shares  of  common  stock of the  Registrant  held by non-affiliates of the Registrant on such day was  $653,853,204.  For purposes of such calculation,  only executive officers,  board members and beneficial owners of more than 10% of our  outstanding  common stock are deemed to be  affiliates.

     The  number of shares  outstanding  on the  Registrant's  common  stock was
38,535,087 at March 12, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, to be delivered in connection  with the  Registrant's  2004  Annual  Meeting of  Stockholders,  are
incorporated by reference into Part III of this Report.

                               FILENET CORPORATION

                         2003 ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters..............................................................20
Item 6.  Selected Financial Data..............................................21
Item 7.  Management's Discussion and Analysis of Financial Condition and

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................40
Item 9a. Controls and Procedures..............................................40

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................41
Item 11.  Executive Compensation..............................................41
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.........................................41
Item 13.  Certain Relationships and Related Transactions......................41
Item 14.  Principal Accountant Fees and Services..............................41

                                     PART IV

Item 15.  Financial Statement Schedule, Reports on Form 8-K, and Exhibits.....42
Signatures....................................................................46

Forward-Looking Statements

     In  addition to  historical  information,  this Annual  Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities
Litigation  Reform Act of 1995,  Section 21E of the  Securities  Exchange Act of
1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  These forward-looking statements involve risks and uncertainties, including those discussed herein and in the notes to our financial  statements  for the year ended December 31, 2003, certain sections of which are  incorporated  herein by reference as set forth in
Items 7 and 8 of this  report.  The actual  results  that we achieve  may differ materially  from any  forward-looking  statements,  which  reflect  management's opinions  only as of the date hereof.  We undertake no  obligation  to revise or
publicly  release  the  results  of  any  revisions  to  these   forward-looking
statements.  Readers should carefully review the section entitled "Risk Factors"
and other  documents we file from time to time with the  Securities and Exchange
Commission. Our business,  financial condition,  operating results and prospects can be impacted by a number of factors,  including  but not limited to those set forth in the section  entitled "Risk Factors" and elsewhere in this report,  any one of which could  cause our actual  results to differ  materially  from recent results or from our anticipated future results.

                                     PART I

Item 1.    Business

     FileNet  Corporation  ("FileNet")  was  incorporated  on July 30, 1982.  We develop,  market,  sell and  support  a  software  platform  and  framework  for
Enterprise Content Management.  Enterprise Content Management, or ECM, refers to the broad  range of  functions  used by  organizations  of all types,  including businesses and governmental  agencies, to control and track the information,  or content,  that is  important  to the  organization's  operations,  whether  that information is used internally, such as sales data or product specifications, or externally,  such as  content  provided  to  customers  through a Web site.  The content our software manages  includes,  but is not limited to: Web pages,  word processing  documents,  spreadsheets,  HTML, XML, PDF,  document  images,  email
messages  and  other  electronic   content.   ECM  also  refers  to  processing,
communicating and gathering  information  within the organization and from third parties, such as processing payments or applications for services.  Our software offers  customers  the  ability  to  configure,  design,  build and  deploy  ECM solutions to meet the needs of their particular business or organization.  These solutions  allow  customers to manage content  throughout  their  organizations, automate and streamline their business processes, and provide the broad-spectrum of connectivity needed to support their critical and everyday decision-making.

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

Fiscal 2003 Developments and Strategy

     During  fiscal 2003,  we focused our  development  efforts on enhancing and integrating the  capabilities  of our FileNet P8 architecture  and bringing this architecture  to market.  FileNet P8 provides our customers  with the ability to easily configure,  design, build and deploy a variety of ECM solutions to meet a broad range of content management and business process management needs within a single scalable  framework.  Also during the year, we acquired the technology of the  Shana  Corporation  and  ramped  up our third  party  offshore  development efforts. The Shana acquisition brought us advanced eForms management technology.
Offshore  development  augments our current development capacity with a low cost and high quality alternative to internal development.

     During fiscal 2002, we acquired the technology of eGrail,  which brought us advanced Web content management technology.  During fiscal 2000, we acquired the technology  of  Application  Partners  Incorporated,  which  brought us eService applications technology.

     With the  introduction of the FileNet P8 ECM architecture in early 2003, we provide the following capabilities:

     o    a unified architecture for content types;

     o    unified  object  oriented   Application   Programming   Interfaces  to
          facilitate rapid application development;

     o    common user and management interface across the entire architecture;

     o    portal integration to leverage a customer's existing applications;

     o    connectivity  to customer  enterprise  applications  via an Enterprise
          Application   Integration   capability  and  FileNet  Virtual  Content
          Management,  which  provides  the  ability to interact  with  external content and events; and

     o    enhanced Business Process  Management  capabilities  including process simulation  and  analytics  allowing  customers  to optimize  business processes on a real-time basis.

     We have packaged our ECM capabilities into five FileNet suites that include the Business  Process  Manager,  Content  Manager,  Web Content  Manager,  Image
Manager and Forms Manager.  Each suite provides  specific  functionality to meet customer  requirements.  When our customers purchase a FileNet ECM solution they have the ability to add-on additional FileNet  capabilities as needed,  allowing them flexibility to acquire only the functionality they need. The integration of the suites allows for a lower total cost of ownership by reducing  support costs and application development times.

     We  intend  to  continue  to  leverage  our  development  capabilities  and substantial worldwide distribution and service network to deliver on our unified platform  strategy.  We also intend to continue  our  strategy of  investing  in product enhancements,  new product developments, new partnerships, and strategic acquisitions.

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

     Our  customers  include  many  of the  Global  2000  organizations  and are typically those  enterprises and government  agencies that have complex business processes  that  capture,  manage,  store,  and share  large  volumes of digital content.  As of December 31, 2003,  our software has been  licensed to more than
4,000 customers worldwide.

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

     We market our products in more than 90 countries around the world through a direct  sales force and through  our  ValueNet  business  partner  program.  The
ValueNet program brings together  value-added  resellers,  independent  software vendors,  system  integrators,  consultants  and service  providers to deliver a broad range of solutions and services to our customers  worldwide.  Furthermore, our strategic alliances with other industry leaders contribute to our efforts in product development,  customer  satisfaction,  and worldwide market penetration.
More than 250 firms operate under the ValueNet  program and combine our software products  with  industry-specific,  value-added  services  and  applications  to provide  turnkey ECM  solutions  for  customers.  Our FileNet ECM  solutions are applicable  in a variety of  industries,  however our key  vertical  markets are insurance,  financial services, government,  manufacturing,  telecommunications, and utilities.

     Using  our  standard   software   products,   customers   generally   build
applications that address their particular needs. Very often these  applications can involve a significant change in the way a customer  operates.  Consequently, our sales cycle, or the time from initial customer contact to completed  product sale, can be lengthy,  and our quarterly sales typically include a mix of medium sized  sales  with a  smaller  number of large  orders.  We  typically  ship our products  within a short  period of time after  acceptance  of orders,  which is common in the computer software industry.

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

Industry Segments and Geographic Information

     For the purposes of Statement of Financial  Accounting  Standards  ("SFAS")
No. 131,  "Disclosures About Segments of an Enterprise and Related Information,"
we  have  provided  a  breakdown  of our  sales,  operating  results  and  other information  using  the  management  approach  in  Note  16  of  the  "Notes  to
Consolidated  Financial  Statements"  under Item 8,  "Financial  Statements  and
Supplementary  Data." Using the management  approach,  our principle  reportable operating segments include Software, Customer Support, Professional Services and
Education,  and  Hardware.  A summary  of our sales by  geographic  location  is incorporated  herein  by  reference  in Note 16 of the  "Notes  to  Consolidated
Financial  Statements"  under Item 8,  "Financial  Statements and  Supplementary
Data."

Software Products and Solutions

FileNet P8

     The  FileNet  P8   architecture   offers  our  customers   enterprise-level
scalability  and flexibility to handle  demanding  content  challenges,  complex business  processes,  and  integration  to  existing  systems.  The  FileNet  P8 architecture  provides a framework for functional  expansion to provide enhanced content and process  management  across an enterprise  through five pre-packaged suites,  each  emphasizing  a different  aspect of the ECM  solution  set,  with functions  grouped in a logical  order that are  designed  to meet a  customer's individual ECM needs. Each suite can be implemented by a customer  individually, but remains  expandable  to include all  FileNet ECM  capabilities.  FileNet ECM solutions are designed to manage  content;  allowing  organizations  to capture, create,  use, and activate  that content in order to make  decisions  faster and bring control and consistency to business  processes,  to improve efficiency and address compliance requirements.

FileNet Suites

Business Process Manager

     FileNet  Business  Process  Manager is an ECM solution  that is designed to help organizations increase process performance, reduce cycle times, and improve productivity by managing the flow of work through automating,  streamlining, and optimizing complex processes associated with business operations. The operations of many businesses  involve gathering  information and making decisions based on that information,  and many of these decisions, or the steps leading up to them, can be automated to increase efficiency and create a more standardized  approach to these decisions  throughout the business  organization.  Examples of customer business  processes that may benefit from our Business  Process Manager solution include:  insurance companies that have automated policy underwriting and claims processing  decisions,  financial  services  companies that have streamlined the loan  origination  and servicing  processes,  and government  agencies that have automated case  management and tax processing  functions.  The Business  Process
Manager can provide an interface for gathering necessary  information and either make  decisions  based on automated  criteria or direct that  information to the appropriate  decision-maker in an efficient and consistent basis.  Additionally, the Business Process Manager suite provides real-time and historical tracking of processes combined with analysis and simulation  capabilities allowing customers to optimize their processes.  This product is standards based,  flexible and can be customized to a wide range of industry requirements.

Content Manager

     FileNet Content Manager is an ECM solution that combines content management with  process  management  capabilities  to help  organizations  manage  complex documents to control, share, and access critical business information.  Content
Manager is designed to assist  with all steps in the  content  life cycle,  from creation and tracking to storing and controlling access to relevant information.
It activates  content by allowing an organization  to make content  available to the right  place at the right time - to  support  the  business  decision-making process  at any level in the  organization.  The  Content  Manager's  secure and scalable environment  integrates directly with desktop and business applications so business  users can  collaborate  on the creation and  management of content, while controlling access as necessary.

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

Image Manager

     FileNet Image Manager is designed to be highly  scalable and provides rapid access for  end-users  to fixed  objects,  or content that is not intended to be modified, such as scanned documents, faxes, email and rich media. It is designed to securely and permanently store large volumes of critical business information and to safeguard  critical content from disaster and misuse while making it more accessible  to  thousands  of users.  Among other  applications,  FileNet  Image
Manager has been used by organizations  such as municipal court systems to scan, track and provide access to important case documents.

Forms Manager

     FileNet  Forms  Manager is  designed  to provide  customers  the ability to design,  deploy and process  electronic forms (eForms) across their  enterprise.
FileNet Forms Manager enables customers to transform cumbersome paper forms into fully interactive eForms that directly connect to their business applications.

     FileNet Forms Manager provides a rich and intuitive design environment that enables  general  business  users to  create,  deploy  and  process  eForms  and associated  data without  extensive Web  development  or JavaScript  experience.
FileNet Forms Manager  integrates with a customer's  existing  infrastructure to enable  forms to be widely  accessible  by  supporting  a variety  of  operating systems and browsers.  It enables users to view forms in a business  process and supports  digital  signatures  and  tracking for audit trails to help in meeting regulatory compliance requirements.

FileNet ECM Technology

     The FileNet P8 architecture includes the following technology for aiding in the development of ECM solutions:

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
It manages processes and their associations with documents,  data, and lifecycle information  residing  in the  Content  Engine.  It also  tracks and records the status of work in progress.  The Process  Engine  drives  processes,  associates information, manages work-to-do, sends notifications,  sets milestones, provides
reporting  and  tracking   capabilities,   and  provides  the  most   up-to-date
information to all participants.

Enterprise  Application  Integration provides connectors for integrating process and  content  with  enterprise  applications.  In  addition,  FileNet  offers an optional  EAI server  through an OEM  agreement  for IBM  Websphere  InterChange
Server, Adaptors and Collaborations.  The connectors provided by FileNet provide integration with enterprise applications such as SAP R/3, Siebel, and Clarify as well as technologies such as XML, Web Service, JMS, and MQSeries.

FileNet P8  Workplace  is an  end-user  application  that  provides a  Web-based interface  to  FileNet  P8. It is  designed  to allow  users to locate  business content,  initiate  new  transactions,  check status and track a wide variety of processes  and  information  across  multiple  storage  locations or systems.  A customizable environment,  FileNet P8 Workplace is designed to enable employees, partners and customers to manage work processes through a simple interface.

Content Provider for FileNet P8 Workplace  provides  virtual content  management
(VCM) access to content  stored in third party  repositories  including  content management  repositories  from IBM,  EMC/Documentum,  and OpenText among others, through the FileNet P8  Workplace.  It is  designed  to  eliminate  the need for custom integrations,  which can be expensive, time consuming and require ongoing maintenance for customers.  FileNet's VCM  capabilities are provided as a result of a reseller business agreement with FileNet partner, Venetica.

Web Content Manager ("WCM")  is   an  application  that   provides  Web  content
management  capabilities  that leverage the core content and process  management capabilities provided in the platform.

Java2  Platform  Enterprise  Edition ("J2EE") Support provides J2EE  application components  and  system  components  that  operate  in  J2EE  Platform  Products
(application  servers)  such as BEA  WebLogic  and IBM  WebSphere.  In addition,
FileNet  applications  leverage the J2EE  application  model to build multi-tier applications  that deliver the  scalability,  accessibility,  and  manageability required by enterprise applications.

Web  Application  Toolkit  provides a framework for developing web  applications that run in a J2EE  environment.  The  toolkit  is used by  several  FileNet  P8 applications,  including  Workplace,  Solution  Templates,  and the Web  Content
Manager.

Image Services Resource  Adapter ("ISRA") is designed to enable organizations to connect content stored in the FileNet Image Manager's Image Services  repository to custom J2EE  applications.  The ISRA delivers the  functionality  required to access Image Services content within a J2EE Web application. It was specifically
designed  for  Image  Services   customers  who  have  standardized  on  a  Java
development and implementation environment for Web applications.

Portal Integrations provide commonly required content and process  functionality within 3rd party portal products.  FileNet  provides portal  integration for BEA
WebLogic, IBM WebSphere and mySAP portals. Additionally,  customers and partners can create their own  portlets  using  FileNet's  Java  Application  Programming
Interfaces. In addition, FileNet distributes the source code for the portlets so that customers and partners can modify and extend the capabilities if desired.

Solution  Templates  are a set of  predefined  objects and  processes for use in developing industry specific solutions. Built on the FileNet P8 architecture,  a
Solution  Template  provides working code that can be configured and extended to build complete  applications.  A Solution Template is not a turnkey application;
rather,  it  can  be  thought  of as an  application  development  template.  By providing  much of the  application's  core  infrastructure,  it can  reduce the length of the solution development and deployment cycle.

Stand-Alone Products

     In  addition  to the FileNet P8 product  suites and  development  tools the
following   FileNet  software   products  are  available  to  our  customers  as
stand-alone  products that provide some of the  functionality  available through the full FileNet P8 architecture,  and were formally available under the Panagon and/or Brightspire brands.

FileNet eProcess Services is a Web  browser-based  process  management  product.
eProcess  Services  enables an  organization  to create and manage  high-volume, mission-critical automated business processes in a dynamic Web environment.  Our
Web-based user interface, built-in eProcess applications, Web server components, and XML  architecture  provide scalable  connectivity of business  processes for employees, business partners, and customers.

FileNet Web Services combines a full-featured,  Web browser-based  client system that allows access to content without the need to locally  download  information or  content.  FileNet  Web  Services  also  combines a  comprehensive  Web-based application development tool kit, and Web server components,  and is designed to support  complex  and  mission  critical  ECM and  Business  Process  Management activities.  This  application  provides  a complete  set of content  management functionality,  allowing users to check in, check out, search and browse, share, revise,  and change properties for content stored in a FileNet  repository,  all from a Web browser.

FileNet  Content  Services is a repository  for creating,  accessing,  managing, securing,  and updating  electronic  documents and content.  Content Services is designed to allow a business to manage  enterprise  content  from  creation,  to secure delivery, to revision and re-use.

FileNet  WorkFlo  Services  is  FileNet's  eProcess  workflow  engine.   WorkFlo
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

FileNet Application  Connector for SAP software is a document and data archiving application  certified  by SAP,  designed  for use with  the SAP R/3  Enterprise
Resource Planning ("ERP") application suite.

Hardware

     We also  manufacture and market an Optical  Storage And Retrieval  ("OSAR")
library product based on 12-inch,  30 gigabyte,  and optical disk technology for storage  management  of  business  critical  content.  Hardware  is no  longer a strategic focus for the Company.

Services, Support, and Manufacturing

     We operate service and support  organizations  on a global basis to provide both pre-sales and post-sales  services to ensure  successful  implementation of our products and customer satisfaction. Due to the highly configurable nature of our  products,  many  of our  product  sales  are  coupled  with  contracts  for continuing support services.

     Our  worldwide   Customer   Service  and  Support   organization   provides
comprehensive  support  capabilities  including  electronic and real-time  phone support and global call tracking for customers and partners on support programs.
System  engineers  deliver support  coverage on multiple  platforms with 24-hour call  handling.  Our Web site  offers  the  ability  to open  cases,  search our knowledge base and review related status reports.

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

Professional Services and Education

     Our  worldwide  professional  services  organization  provides  consulting, development,  architecture and other technical services and training services to our licensed  customers  and  authorized  ValueNet  Partners  and Global  System
Integrators.  These services are provided through in-house employees and through
a  network  of  qualified   partners.   Our  worldwide   professional   services
organization   offers  a  comprehensive   methodology  to  architect,   install,
integrate,  customize and deploy our  solutions.  These  services range from the management  of  large-scale  implementations  of  our  products  to  prepackaged
standard   services   such  as  software   installation,   but  do  not  include
modifications  to the standard  software.  Our educational  curriculum  includes training courses for end users, application developers and system administrators through media-based and instructor-led training.

Research and Development

     We have made and expect to  continue  to make  substantial  investments  in research and development,  primarily  through internal and offshore  development
activities,   third  party   licensing   agreements   and   through   technology
acquisitions.  Our  development  efforts  focus on our  unified  FileNet  P8 ECM architecture  as we  continue  to  develop  and  enhance  our ECM  capabilities.
Additionally,  we license and embed  third  party  software  that  enhances  the functionality of our products through a variety of agreements with the producers of this software.  Expenditures for research and development were $77.0 million;
$71.7 million and $68.8 million for the years ended December 31, 2003, 2002, and
2001, respectively.

     We expect to continue  to look for  technology  acquisitions  that offer us additional  product  know-how or domain  knowledge  where  appropriate  and will continue to embed third party  technology  that  enhances our product  line.  We intend to continue to invest  significantly in internal and offshore development with a focus on developing new  functionality in Enterprise  Content  Management and Business  Process  Management  technology that provide a richer  competitive product offering to our customers.

Competition

     The market for our  products is highly  competitive  and  competition  will continue to  intensify as the ECM market  consolidates.  We compete with a large number of  Enterprise  Content  Management,  Web  content  management,  business
process  management,   workflow,   document  imaging,  and  electronic  document
management  companies.  IBM is the largest  company that competes  directly with
FileNet  in  the  content  and  process  management  market.  Documentum,  a key
competitor  in  the  Content   Management   market,  was  acquired  by  the  EMC
Corporation,  a large storage  technology  company,  during 2003.  EMC becomes a
FileNet  competitor  offering  both content  management  and storage  management capabilities.  Numerous  smaller  software  vendors also compete in each product area. We also  experience  competition  from systems  integrators  who configure hardware and software into customized systems.

     Large  infrastructure  vendors  such as Oracle  Corporation  and  Microsoft
Corporation  have  developed  products or plan to offer  products in the content management market. Software vendors such as Tibco Software,  Inc., Savvion, Inc.
and  Pegasystems,  Inc.,  each with a different  core product  foundation,  have approached the business process  management  market from their individual market segments  and may  compete  more  intensely  with us in the  future.  It is also possible that new  competitors  or alliances  among  competitors  may emerge and rapidly acquire  significant  market share. We also expect that competition will increase as a result of software industry consolidations.

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

Trademarks

     FileNet,  WorkFlo Services,  ValueNet,  OSAR, Watermark,  Panagon,  Acenza,
Brightspire,  Document  Warehouse,  and  FileNet  Workgroup  are  trademarks  or registered trademarks of FileNet Corporation that may be referenced in this Form
10K.  All other  brands or  product  names are  trademarks  of their  respective companies.

Patents and Licenses

     As of December  31,  2003,  FileNet  Corporation  has four issued and seven pending U.S. patents. Our subsidiary,  3565 Acquisition LLC, has one issued U.S.
patent and one  pending  U.S.  patent  application.  Another  subsidiary,  Shana
Corporation,   has  one  issued  U.S.   patent  and  two  pending  U.S.   patent
applications.  We have  applied  for  and may in the  future  apply  for  patent protection in foreign countries.

     We have also entered into non-exclusive  license arrangements with a number of  organizations,  including IBM,  Verity,  Stellent and Oracle that permit our resellers and us to grant  sublicenses  and provide  support to end-users of our systems to use software developed by these third party vendors.

Employees

     As of December 31, 2003 we had 1,720 full-time employees, of which 456 were employed in research and  development;  436 in sales;  113 in marketing;  210 in education and professional  services; 261 in customer support; 68 in operations;
and 176 in administration.  No employees are represented by labor unions, and we have never  experienced a work stoppage.  We believe that we enjoy good employee relations.

Risk Factors

     Except for the historical  information  and discussions  contained  herein,
statements   contained  in  this  Form  10-K  may  constitute  "forward  looking statements" within the meaning of the Private  Securities  Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that involve a number of risks,  uncertainties  and other  factors  that could  cause actual results to differ  materially from recent results or from our anticipated future  results.  We operate in a rapidly  changing  economic and  technological environment that presents numerous risks. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this  annual  report and our other  public  filings.  Many of these risks are beyond our control and are driven by factors  that we cannot  predict.
The following discussion highlights some of these risks:

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

     o    IT spending trends;

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

     o    the length of our sales cycle;

     o    the level of software sales and price competition;

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

     The  markets in which we operate  are highly  competitive  and we cannot be sure that we will be able to continue to compete effectively, which could result in lost  market  share and  reduced  revenue.  The  markets  we serve are highly competitive and we expect competition to intensify with the consolidation of the
ECM market.  We have multiple  competitors and there may be future  competitors, some  of  which  have  or  may  have  substantially  greater  sales,  marketing, development  and financial  resources.  As a consequence,  our present or future competitors may be able to develop software  products  comparable or superior to those  offered by us, offer lower priced  products or adapt more quickly than we do to new technologies or evolving customer requirements.

Other competitive risks include, but are not limited to:

     o    We  anticipate   significant  future  consolidation  as  the  software
          industry matures. Large  well-established  software firms like Oracle,
          IBM and  Adobe may enter  our  market  by  adding  content  management
          features  to  their   existing   suite  of  products.   In  2003,  EMC
          Corporation,  a data  storage  hardware  company,  acquired one of our competitors,  Documentum. Other large, well-capitalized hardware firms may enter our market by acquiring our  competitors  to pursue  revenue growth opportunities;

     o    Many of our competitors are also our  distribution  channel  partners.
          For example,  IBM competes with us in the content  management  market, but also  implements  our  software  solutions  through its IBM Global
          Services business unit. This type of vertical  integration of software development and system  integration  capabilities may be viewed by our customers as a key competitive advantage;

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
Historically,  we have  derived  approximately  28% of our  total  revenue  from international  sales through our worldwide  network of subsidiaries  and channel partners.  International business is subject to certain risks including, but not limited to, the following:

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

     The market for content management  solutions may not grow as we anticipate, and may decline,  and our products may not gain  acceptance  within this market, resulting  in reduced  revenue.  Our future  financial  performance  will depend primarily on the continued  growth of the markets for our software  products and services as well as our ability to capture a larger share of those markets.  Our primary  product  offerings  address  the new and  emerging  market for  content management  solutions.  This market is developing rapidly,  and while we believe this  market  is  growing  and  will  continue  to  grow,  particularly  as  new regulations  are introduced  that focus on  controlling  the flow of information within organizations to ensure compliance with disclosure and other obligations, there  can be no  assurance  that  these  markets  will  continue  to grow as we anticipate, or that our products and solutions will gain acceptance within these markets. If the markets we serve, particularly the market for enterprise content management  solutions,  fail  to  grow or grow  more  slowly  than we  currently anticipate, or if our products and solutions do not gain acceptance within these markets,  our  business,  financial  condition  and  operating  results would be harmed.

     We must  execute  on our  strategy  of  offering  a  unified  platform  and framework for Enterprise  Content  Management that gains customer  acceptance or our revenue may suffer.  This  strategy  may require us to develop and  maintain relations with technology  partners.  If we fail to successfully  execute on our integrated  product  solution  strategy or if we fail to  maintain or  establish relationships  with  technology  partners,  or if  release  dates of any  future products or enhancements are delayed,  or if these products or enhancements fail to achieve market acceptance when released,  our business  operating results and financial condition could be materially harmed. In the past, we have experienced delays in the release dates of enhancements and new releases to our products and we  cannot  assure  that we will not  experience  significant  future  delays in product  introduction.  From  time to time,  either  our  competitors  or we may announce new  software  products,  capabilities  or  technologies  that have the potential  to  replace  or  shorten  the life  cycles of our  existing  software products.  We cannot assure that announcements of currently planned or other new software  products will not cause customers to delay their purchasing  decisions in anticipation of such software products, and such delays could have a material adverse effect on our business and operating results.

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

     We  are  dependent  upon  customers  concentrated  in  a  small  number  of industries.  A significant  decline in one of those  industries  could result in reduced  revenue.  Our customers are  concentrated  in the insurance,  financial
services,   government,   manufacturing,    telecommunications   and   utilities
industries.  We may not be successful in obtaining  significant new customers in different  industry  segments  and we expect  that  sales of our  products  to a limited  number of  customers  in a limited  number of  industry  segments  will continue to account for a large portion of our revenue in the future.  If we are not  successful at obtaining  significant  new customers or if a small number of customers  cancel or delay their orders for our products,  then our business and our prospects could be harmed.  Consolidation  within the financial services and insurance  industry could further reduce our customers and future prospects.  As many of our significant customers are concentrated in a small number of industry segments, if business conditions in one of those industry segments decline, then orders for our products from that segment may decrease,  which could  negatively impact our business,  financial  condition  and operating  results and cause the price of our common stock to fall.

     We must devote substantial  resources to software  development,  and we may not realize  revenue from our  development  efforts for a substantial  period of time.  Introducing  new products that rapidly  address  changing  market demands requires a continued high level of investment in research and  development.  Our research and development  expenses were $77.0 million,  or 21% of total revenue, for 2003 and $ 71.7 million, or 21% of total revenue,  for 2002. The majority of our investment in new and existing  market  opportunities  must be made prior to our ability to generate revenue from these new opportunities.  These investments of money and resources  must be made based on our prediction of new products and services  that the market  needs and will  accept.  As a result,  our  operating results  could be adversely  affected if our  predictions  of market  demand are incorrect  and we are not able to realize  the level of  revenues we expect from new products or if that revenue is significantly delayed.

     We are increasing  our use of third party software  developers and may have difficulty enforcing or managing our agreements with them, which could delay new product  introductions  and  reduce  revenue.  To  help  manage  costs,  we have
contracted   with  third  party   software   development   companies   overseas,
particularly  in India,  where labor costs are lower,  to perform  an increasing portion of our software development and software localization work. As a result,

we will  become  increasingly  dependent  on these third  party  developers  for continued  development and maintenance of several of our key products. If any of these third party developers were to terminate their  relationship  with us, our efforts  to  develop  new  products  and  improve  existing  products  could  be significantly  delayed  and  our  ability  to  provide  product  support  to our customers  could be  impaired.  In  addition,  since the majority of these third party  developers are located outside the United States,  our ability to enforce our agreements with them may be limited.

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

     Acquisitions of companies or technologies  may result in disruptions to our business and diversion of management attention,  which could cause our financial performance to suffer. As part of our business strategy,  we frequently evaluate strategic  acquisition  opportunities.  For example, we recently  completed  the acquisitions  of eGrail  and Shana.  We  anticipate  that our future  growth may depend in part on our ability to identify and acquire complementary  businesses, technologies or product lines.  Acquisitions involve significant risks and could divert  management's  attention  from the  day-to-day  operations of our ongoing business.  Additionally,  such  acquisitions  may include  numerous other risks, including, but not limited to, the following:

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

     We may,  from time to time,  be  notified  that we are  infringing  certain patent or  intellectual  property  rights of others,  which  could  expose us to litigation  and other  costs.  While  there are no  material  actions  currently pending  against us for  infringement of patent or other  proprietary  rights of
third   parties,   we  cannot  assure  that  third  parties  will  not  initiate infringement  actions  against  us in the  future.  Combinations  of  technology acquired through past or future  acquisitions and our technology will create new software  products  and  technology  that  also  may  give  rise  to  claims  of infringement. Infringement actions can result in substantial costs and diversion of  resources,  regardless  of the  merits of the  actions.  If we were found to infringe upon the rights of others,  we cannot assure that we could redesign the infringing  products  to avoid  further  infringement  or that we  could  obtain necessary  licenses to use the infringed rights on acceptable  terms, or at all.
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

     We  currently  license  certain  software  from  third  parties,  including software that is integrated with internally  developed  software and used in our products to perform key functions. We would be unable to sell theses products if we do not maintain these licenses, which would result in reduced revenue. In the past, we have had difficulty renewing certain licenses.  The failure to continue to maintain these licenses would prohibit us from selling certain  products.  We cannot  assure that such third  parties will remain in business,  that they will continue to support their software products or that their software products will continue to be available  to us on  acceptable  terms.  The loss or inability to maintain  any of these  software  licenses  could  result in shipment  delays or reductions in software  shipments  until  equivalent  software can be developed, identified,  licensed,  and  integrated.  In addition,  it is possible that as a consequence of a merger or acquisition  transaction involving one of these third parties, certain restrictions could be imposed on our business that had not been imposed prior to the transaction. This could adversely affect our sales.

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

Item 2.    Properties

     We  currently  lease  300,238  square  feet  of  office,   development  and
manufacturing  space in Costa Mesa,  California and 91,128 square feet of office and  development  space in Kirkland,  Washington.  In addition,  we lease 24,500 square  feet of office and  manufacturing  space in Dublin,  Ireland  and 10,000 square feet of office and development  space in Edmonton,  Alberta,  Canada.  We also lease sales and support  offices in 29 locations in the United  States,  18 locations in Europe, 3 locations in Australia,  2 other locations in Canada, and
4 locations  in Asia.  We believe  that the Costa  Mesa,  Dublin,  Kirkland  and
Edmonton  facilities  will be  adequate  for  our  anticipated  development  and manufacturing needs through 2004.

Item 3.    Legal Proceedings

     In the  normal  course of  business,  we are  subject to  ordinary  routine litigation  and  claims  incidental  to  our  business.  While  the  results  of litigation  and claims cannot be predicted with  certainty,  we believe that the final  outcome  of  existing  litigation  and  claims  matters  will  not have a materially adverse effect on our consolidated results of operations or financial conditions.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were  submitted to a vote of security  holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5.    Market  for the  Registrant's  Common  Stock and  Related Stockholder
           Matters

     Our common stock is traded on the NASDAQ  National  Market under the symbol
"FILE".  The  following  are the high and low sale prices  from  January 1, 2002 through December 31, 2003, as reported by NASDAQ:

                                            High           Low
Year Ended December 31, 2003
   4th Quarter                           $ 27.75       $ 19.50
   3rd Quarter                             22.65         15.00
   2nd Quarter                             19.65         10.19
   1st Quarter                             14.18         10.39
Year ended December 31, 2002
   4th Quarter                           $ 14.23       $  8.64
   3rd Quarter                             15.50         10.09
   2nd Quarter                             17.98         11.35
   1st Quarter                             23.10         16.01

     The closing  price of our common stock at December 31, 2003 was $27.08.  As of March 12, 2004 we estimate that there will be approximately  475 stockholders
of  record  on  March  16,  2004  (record  date  for  2004  Annual   Meeting  of
Stockholders).

     We have not paid any dividends on our common stock. We currently  intend to retain  earnings  for use in our  business  and do not  anticipate  paying  cash dividends in the foreseeable future.

Item 6.           Selected Financial Data

     The following table summarizes  selected  financial data and should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7,  Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations.  The selected  consolidated  statements of operations and balance  sheet  data as of and for each of the five  years in the  period  ended
December 31, 2003 have been derived from our audited financial statements.

                                                                      (Per thousands, except per share amounts)
Fiscal Years Ended December 31,              2003            2002             2001        2000            1999
   Consolidated statements of operations data:
   Revenue:
     Software                           $  149,214     $  132,508    $  119,014     $  204,872      $  183,316
     Service                               212,833        206,806       201,568        174,291         148,162
     Hardware                                2,458          7,703        14,028         21,199          16,630
            Total revenue                  364,505        347,017       334,610        400,362         348,108
Cost of revenue:
     Cost of software revenue               13,800         10,565         7,522         14,643          16,986
     Cost of service revenue                81,462         89,016       102,292        101,976          86,377
     Cost of hardware revenue                3,669          5,995        10,211         13,559           9,078
            Total cost of revenue           98,931        105,576       120,025        130,178         112,441
     Gross profit                          265,574        241,441       214,585        270,184         235,667
Operating expenses:
     Research and development               77,050         71,735        68,838         57,914          54,307
     Selling and marketing                 144,975        132,109       136,124        135,513         133,374
     General and administrative             32,466         31,656        33,381         29,428          24,356
     Restructuring and in-process
     research and development                    -            400             -          2,984               -
         Total operating expenses          254,491        235,900       238,343        225,839         212,037
Operating income (loss)                     11,083          5,541       (23,758)        44,345          23,630
     Other income, net                       4,084          5,209         2,503          5,406           3,409
Income (loss) before income taxes           15,167         10,750       (21,255)        49,751          27,039
     Provision (benefit) for
      income taxes                           4,247          2,478        (4,633)        11,204           7,362
Net income (loss)                       $   10,920     $    8,272    $  (16,622)    $   38,547      $   19,677

Earnings (loss) per share:
       Basic                                  0.30           0.23         (0.47)          1.13            0.61
       Diluted                                0.29           0.23         (0.47)          1.05            0.59
Weighted average shares outstanding:
       Basic                                36,532         35,590        35,117         34,155          32,125
       Diluted                              38,089         36,709        35,117         36,765          33,360
Consolidated balance sheet data:
 Working capital                        $  189,326     $  135,302    $  144,750     $  155,483      $  101,777
 Total assets                              391,848        328,036       301,639        324,093         243,398
 Stockholders' equity                      289,148        238,905       215,825        224,957         150,458

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
Readers should  carefully  review the factors  described under the heading "Risk
Factors" and in other  documents  we file from time to time with the  Securities
and  Exchange   Commission.   Our  filings  with  the  Securities  and  Exchange
Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form
10-Q,  Current Reports on Form 8-K and amendments to those filings,  pursuant to
Sections 13(a) and 15(d) of the  Securities  Exchange Act of 1934, are available free of charge  at  www.filenet.com,  when such  reports  are  available  at the
Securities and Exchange Commission Web site.

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

     Customer  support  contracts  are  renewable on an annual basis and provide after-sale  support for our  software,  as well as software  upgrades  under our right to new versions program, on a  when-and-if-available  basis.  Revenue from post-contract  customer  support  is  recognized  ratably  over  the term of the arrangement, which is typically 12 months.

     Professional  services  revenue  consists of consulting and  implementation services provided to end users of our software products and technical consulting services provided to our resellers.  Consulting  engagements average from one to three  months.  Revenue  from  these  services  and  from  training  classes  is recognized as such services are delivered and accepted by the customer.  Revenue and cost is recognized using the percentage-of-completion method for fixed-price consulting contracts. However, revenue and profit are subject to revision as the contract progresses and anticipated losses on fixed-price  professional services contracts  are  recognized  in the period when they become  known.  Professional services are not  required for the software to function.  We do not make changes to the standard software code in the field.

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

                                                                                       (In thousands)
                                                            Additions
                                           Balance at      Charged to                        Balance
                                            Beginning     Revenue and                         at End
                                            of Period        Expenses      Deductions      of Period
 Year ended December 31, 2003:
    Allowance for doubtful accounts
      and sales returns                      $  4,232        $    653         $   968       $  3,917
 Year ended December 31, 2002:
    Allowance for doubtful accounts
      and sales returns                      $  3,567        $  1,752         $ 1,087       $  4,232
 Year ended December 31, 2001:
    Allowance for doubtful accounts
      and sales returns                      $  5,518        $  1,482         $ 3,433       $  3,567

     We do not  believe  a  change  in  liquidity  of any  one  customer  or our inability to collect from any one customer would have a material  adverse impact on our consolidated financial position. Based on historical experience,  we also maintain a sales return  allowance  for the estimated  amount of returns.  While product returns have  historically  been minimal and within our expectations and the allowances  established by us, we cannot  guarantee that we will continue to experience the same return rates that we have in the past.

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
reporting  units.  As of December 31, 2003,  no  impairment of goodwill has been recognized.  If estimates change, a materially different  impairment  conclusion could result.

     Long-Lived Assets.  Property,  plant and equipment,  intangible assets, and capitalized software costs are recorded at cost less accumulated depreciation or amortization.  They are amortized using the straight-line  method over estimated useful lives of generally three to five years. The determination of useful lives and whether or not these assets are impaired  involves judgment and are reviewed for  impairment  whenever  events or  circumstances  indicate  that the carrying amount of such assets may not be recoverable.  We evaluate the carrying value of long-lived assets and certain  identifiable  intangible assets for impairment of value  based on  undiscounted  future cash flows  resulting  from the use of the asset and its eventual disposition.  While we have not experienced impairment of intangible  assets in prior periods,  we cannot guarantee that there will not be impairment in the future.

     Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial  reporting  purposes and the amounts used for income tax purposes.  We maintain  a  valuation  allowance  against a portion of the  deferred  tax asset
(related  to  domestic  operations)  due to  uncertainty  regarding  the  future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary  differences.  If we operate at a loss or are unable to generate sufficient future taxable income, we could be  required  to  increase  the  valuation  allowance  against all or a significant  portion  of our  deferred  tax  assets,  which  would  result  in a substantial  increase to our  effective  tax rate and could result in a material adverse impact on our operating results.  Conversely, if we continue to generate profits and  ultimately  determine that it is more likely than not that all or a portion of the  remaining  deferred tax assets will be utilized to offset future taxable  income,  the valuation  allowance  could be decreased or eliminated all together, thereby resulting in a substantial temporary decrease to our effective tax rate and an increase to additional paid-in capital. The Company is currently assessing  its  valuation  allowance  related to our deferred tax assets.  As of
December  31,  2003,  we have a net tax deferred  asset of  approximately  $26.6 million and valuation allowance of approximately $24.3 million. We will continue weighing  various  factors  throughout  the  year to  assess  the  need  for any valuation  allowance.  Recoverability of the deferred tax assets is dependent on continued  profitability  from  operations.  Should  our level of  profitability continue as expected,  we would likely remove the entire valuation  allowance in
2004.  We would  realize a  one-time,  non-cash  benefit by  decreasing  our tax expense  (causing an increase in earnings)  by  approximately  $10.0  million to
$14.0  million.  Additionally,  we would  record a non-cash  charge to  increase additional reported paid-in capital by approximately $9.0 million.

     Research and Development  Costs. We expense research and development  costs as incurred.  No amounts are required to be capitalized in accordance  with SFAS
No. 86,  "Accounting for the Costs of Computer  Software to Be Sold,  Leased, or
Otherwise   Marketed,"   because  our   software  is   substantially   completed
concurrently with the establishment of technological feasibility.

Overview

     FileNet  develops and markets  software  that helps our  customers  address
their  electronic   content  and  business  process   management   requirements.
Electronic content is unstructured data with various object  characteristics and attributes.  Electronic  content  includes,  but is not limited to: Web content, forms,  word  documents  and  scanned  images  that are not  easily  managed  by relational databases. We market these enterprise software solutions to primarily
Global 2000  customers  in the banking,  insurance,  government,  utilities  and telecom industries located in North America, Europe and Asia.

     We have experienced a turbulent business  environment during the last three years.  During this period we have witnessed  dramatically  reduced  spending on information  technology.  Only  during  the  last  half  of  2003  have  we seen accelerated  spending on information  technology  from our customers.  We derive approximately  seventy two percent of our revenue from the United  States market and  approximately  twenty eight percent from  international  markets.  The U.S.
economy is showing  early  indications  of moderate  expansion  while  growth in
Europe remains sluggish.  Growth in Asia is expanding rapidly - but represents a much smaller base of business for us compared to the United  States  market.  We operate in an  international  economy and are subject to the  inherent  risks of foreign exchange, regulatory compliance,  intellectual property infringement and interest rate risk. We believe the  electronic  content  management  market will out-perform average information  technology spending based on industry analysts'
opinions  and  our own  customers'  statements  regarding  their  IT  investment priorities in the next several years.

     There was a significant  consolidation in the electronic content management market space during 2003. Several competitors that previously offered only point solutions  to  specific  content  management  problems  now  provide  a suite of solutions  rendering them as more viable  competitors  to us. These  competitors must now integrate  these various point  solutions,  based on several  different technologies,  into an  application  that a prospective  customer could consider deploying on an  enterprise-wide  basis.  We have taken a different  approach by focusing primarily on internal development to provide an integrated solution. We have,  however,  acquired certain specific third party technologies that enhance our products' capabilities.  For example, we acquired and integrated Web content and electronic forms  technologies into our FileNet P8 framework during 2002 and
2003.

     We face  several  challenges  in  executing  our  strategy  of  growth  and profitability in the future. Our strategy is to:

     o    Leverage  the  investment  we have made in  research  and  development through increased software license sales,

     o    Continue to sell our  software to customers  who will deploy  multiple
          applications   across  their  enterprises  based  on  the  FileNet  P8
          architecture,

     o    Manage our research and  development  expenditures  through a balanced approach  of internal  development,  offshore  development,  and third party licensing and technology acquisitions,

     o    Increase our  marketing  and sales  productivity  to  effectively  and efficiently address each vertical market and each account segment, and

     o    Maintain high customer satisfaction levels to ensure continued renewal of maintenance contracts.

     We believe we are well positioned for continued growth and profitability if we can execute our business strategy.

Results Of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:

                                                      (As a percentage of total revenue)
       December 31,                                 2003            2002           2001
       Revenue:
          Software                                  40.9%           38.2%          35.6%
          Customer support                          45.2            43.2           39.6
          Professional services and education       13.2            16.4           20.6
          Hardware                                   0.7             2.2            4.2
             Total revenue                         100.0           100.0          100.0
       Cost of revenue:
          Software                                   3.8             3.1            2.2
          Customer support                          10.7            11.1           12.7
          Professional services and education       11.6            14.5           17.9
          Hardware                                   1.0             1.7            3.1
             Total cost of revenue                  27.1            30.4           35.9
          Gross profit                              72.9            69.6           64.1
       Operating expenses:
          Research and development                  21.1            20.8           20.6
          Selling and marketing                     39.8            38.1           40.6
          General and administrative                 8.9             9.1           10.0
             Total operating expenses               69.8            68.0           71.2
       Operating income (loss)                       3.1             1.6           (7.1)
       Other income, net                             1.1             1.5            0.7
          Income (loss) before tax                   4.2%            3.1%          (6.4)%

Revenue

     As more fully  discussed  below,  total  revenue  increased by 5.0% in 2003 compared  to 2002 and by 3.7% in 2002  compared to 2001.  The  increase in total revenue during both of these periods is primarily attributable to an increase in demand  for our  software  products  as well as the growth in  customer  support revenue partially offset by lower professional services and hardware revenue.

     Revenue by  Geography.  The  following  table sets forth  total  revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography
                                                                                                  (In thousands)
                                                % Increase/                          % Increase/
Year ended December 31,                2003       decrease               2002          decrease            2001

Total United States
Revenue                          $  257,100           2.2%         $  251,447              2.7%      $  244,902

Europe                               83,817           7.5%             77,953              8.1%          72,117
Asia / Pacific                       12,171          22.7%              9,916             24.4%           7,968
Canada                                7,971          42.8%              5,581            (17.8%)          6,787
Other                                 3,446          62.5%              2,120            (25.2%)          2,836
Total International Revenue         107,405          12.4%             95,570              6.5%          89,708

Total Revenue                    $  364,505           5.0%         $  347,017              3.7%       $ 334,610

United States Revenue                    71%                               72%                               73%
International Revenue                    29%                               28%                               27%
Total Revenue Contribution              100%                              100%                              100%

     International  revenue  represents  approximately  29% of total revenue and grew more rapidly  than  domestic  revenue in both 2003 and 2002.  Europe is our largest international market and total revenues in Europe grew by 16% during the period from 2001 to 2003.  Asia is a much smaller market,  but produced  revenue growth  of 53%  during  the  period  from  2001 to  2003.  We  made  significant investments  in the Asia  Pacific  region to support the revenue  growth that we believe  will  continue  to increase in  countries  such as China and India.  We expect international  revenue to continue to represent a significant  percentage of total revenue. However,  international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies or if international economic conditions remain relatively weak.

Revenue by Reporting  Segment.  The following  table sets forth total revenue by reporting  segment  and  as a  percentage  of  total  revenue  for  the  periods indicated:

Revenue by Reporting Segment
                                                                                              (In thousands)
                                                % Increase/                       % Increase/
Year ended December 31,                2003      (Decrease)             2002       (Decrease)          2001  .

Software                         $  149,214           12.6%       $  132,508            11.3%    $  119,014
Customer Support                    164,772           10.0           149,847            13.2        132,382
Professional Services and
Education                            48,061          (15.6)           56,959           (17.7)        69,186
Hardware                              2,458          (68.0)            7,703           (45.1)        14,028
Total Revenue                    $  364,505            5.0%       $  347,017             3.7%    $  334,610

Software                               40.9%                            38.2%                          35.6%
Customer Support                       45.2                             43.2                           39.6
Professional Services and
Education                              13.2                             16.4                           20.6
Hardware                                 .7                              2.2                            4.2
Total Revenue Contribution            100.0%                           100.0%                         100.0%

     Software.  Software  revenue  consists of fees earned from the licensing of our software  products to our customers.  Software revenue increased by 12.6% in
2003 compared to 2002,  and by 11.3% in 2002  compared to 2001.  The increase in software  revenue during both periods was primarily due to an increase in demand for enterprise  content  management and business process  management  solutions.
Additionally,  our  existing  customers  primarily  drove this demand in our key vertical industries of banking, insurance and government. We saw these customers increase usage of existing applications and new applications of our software. We believe the IT spending  environment  improved  during the past two fiscal years and more significantly during the last half of 2003 as we experienced the return of larger software deployments by some of our customers. We believe these trends will continue in 2004 with a moderate,  but steady improvement in IT spending on enterprise content management and business process management software.

     Customer  Support.  Customer  support  revenue  consists  of  revenue  from software maintenance contracts, "fee for service" revenues and the sale of spare parts and  supplies.  Maintenance  contracts  entitle our  customers  to receive technical  support,  bug fixes and upgrades to new versions of software releases when and if  available.  Customer  support  revenue  increased  by 10.0% in 2003 compared  to 2002 and by 13.2% in 2002  compared  to 2001.  These  increases  in customer support revenue reflect an increase in our overall  customer  installed base  combined  with a high  rate of  renewal  in the  existing  customer  base.
Customer support revenue is directly related to the sale of software licenses in prior periods.  Customer  support revenue grew more slowly in both 2003 and 2002 compared to the growth rate in  previous  years as a result of reduced  software
sales  growth  in 2001  and 2002  and  software  support  pricing  pressure.   A
prolonged  economic  slowdown  negatively  affects  the growth  rate of customer support revenue as this revenue stream is directly  related to software  revenue growth over time. However, we believe we will continue to experience a high rate of renewal on  maintenance  contracts,  as our customers  tend to deploy mission critical applications using our software to manage content.

     Professional  Services and Education.  Professional  services and education revenue is generated  primarily from consulting and  implementation  services to end users of our software products,  technical  consulting  services provided to our resellers,  and training services. No modifications are made to our standard base product code once the  software  has been sold.  Professional  services are generally  performed on a time and  material  basis.  Professional  services and education  revenue  decreased by 15.6% in 2003  compared to 2002 and by 17.7% in
2002 compared to 2001.  The decrease  during the last two years is reflective of the  economic  slow  down that  began in 2001,  resulting  in fewer and  smaller consulting  engagements and increased pricing pressures.  Professional  services revenue  and  education  revenue  is  dependent  on the level and the  nature of software sales in prior years - particularly  new customer  sales.  Professional services revenue was strong in 2001 as a result of strong software sales in 2000 to new  customers.  However,  with the  decline  in  software  revenue  in 2001, professional  services  revenue  in 2002  started  to  decrease  and this  trend continued into 2003. Another contributing factor to the decrease in professional services  revenue  for the past  two  years is that  software  revenue  has been characterized by repeat purchases for additional  software  licenses that do not require  large-scale  professional  services  engagements.  We  believe  we will experience  a moderate,  but steady  improvement  in  professional  services and education  revenue in 2004 based on the software  revenue  trends we experienced during the last half of 2003.

     Hardware.  Hardware  revenue is  generated  primarily  from the sale of our
12-inch OSAR libraries.  Hardware revenue decreased by 68.1% in 2003 compared to
2002 and by 45.1% in 2002  compared to 2001.  The  decline in  hardware  revenue reflects that hardware is not a strategic focus for us.

Cost of Revenue

     Cost of Revenue by Reporting Segment.  The following table sets forth total cost of  revenue  by  reporting  segment  and as a  percentage  of total cost of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

                                                                                                (In thousands)
                                               % Increase/                       % Increase/
Year ended December 31,                2003     (Decrease)            2002        (Decrease)             2001

Software                          $  13,800          30.6%       $  10,565             40.5%        $   7,522
Customer Support                     39,116           1.3           38,608             (8.9)           42,396

Professional Services and
Education                            42,346         (16.0)          50,408            (15.8)           59,896
Hardware                              3,669         (38.8)           5,995            (41.3)           10,211
Total Cost of Revenue             $  98,931          (6.3)%      $ 105,576            (12.0)%       $ 120,025

Software                                9.2%                           8.0%                               6.3%
Customer Support                       23.7                           25.8                               32.0
Professional Services and              88.1                           88.5                               86.6
Education
Hardware                              115.0                           77.8                               72.8
Total Cost of Revenue as a %
of Segment Revenue                     27.1%                          30.4%                              35.9%

     Software. Cost of software revenue includes royalties paid to third parties for technology  embedded in our products to enhance features and  functionality, amortization of acquired  technology,  media costs,  and the cost to manufacture and distribute  software.  The cost of software revenue as a percent of software revenue  increased by 1.2% in 2003 compared to 2002 and by 1.7% in 2002 compared to 2001.  The  increase  in cost of  software  revenue  during  both  periods is primarily  the  result  of  an  increase  in  royalty  costs  due  to  increased utilization  of new  third  party  software  products  and the  amortization  of acquired technology  resulting from the eGrail acquisition in April 2002 and the

Shana  acquisition in April 2002.  Going forward we anticipate  cost of software revenue to be  approximately  10% of cost of revenue as we continue to integrate third-party technology with our products.

     Customer  Support.  Cost of customer  support revenue  includes the cost of customer support personnel,  facility and technology  infrastructure expenses in our call centers, supplies and spare parts. The cost of customer support revenue as a percent of customer  support revenue  decreased by 2.0% in 2003 compared to
2002 and by 6.2% in 2002 compared to 2001.  These reductions in cost of customer
support  revenue  are   attributable  to  employee   reductions  and  efficiency
improvements  in the  delivery  of  technical  support.  We  expect  the cost of customer  support  revenue to remain at  approximately  25% of customer  support revenue for the near future.

     Professional  Services and  Education.  Cost of  professional  services and education  revenue  consists  primarily  of the costs of  professional  services
personnel,   training  personnel,  and  third-party  contractors.  The  cost  of professional  services  and  education  revenue,  as a percent  of  professional services and education  revenue,  decreased by 0.4% in 2003 compared to 2002 and increased by 1.9% in 2002 compared to 2001. The reduction in the use of external third party independent consultants and lower variable compensation for internal employees  contributed to  maintaining  essentially  flat  operating  costs as a percent of professional  services and education revenue during both periods.  We expect professional services and education costs as a percentage of professional services and  education  revenue to vary from period to period  depending on the utilization  rates  of  internal  resources  and the mix  between  internal  and external service providers.

     Hardware. Cost of hardware revenue includes the cost of assembling our OSAR library products, the cost of hardware integration personnel, warranty costs and distribution  costs.  The cost of hardware  revenue  decreased  by 38.8% in 2003 compared  to  2002  and  decreased  by  41.3%  in 2002  compared  to  2001.  The year-to-year  decreases in absolute  dollars are  directly  related to decreased hardware  revenue.  Hardware  cost as a  percent  of  hardware  revenue  has not decreased proportionally because fixed costs have not decreased at the same rate as hardware revenue. Hardware is no longer a strategic focus for us.

Operating Expenses

     Total  Operating  Expenses.  The following table sets forth total operating expense  by  function  and as a  percentage  of total  revenue  for the  periods indicated:

Operating Expenses                                                                                           .

                                          % Increase/                       % Increase/
Year ended December 31,           2003     (Decrease)               2002     (Decrease)              2001

Research and Development    $   77,050           7.4%        $    71,735           4.2%        $   68,838
Marketing and Sales            144,975           9.7             132,109          (2.9)           136,124
General and Administrative      32,466           2.6              31,656          (5.2)            33,381
In-process R and D                   -                               400                                -
Total Operating Expenses    $  254,491           7.9%        $   235,900          (1.0)%       $  238,343

Research and Development            21.1%                             20.8%                            20.6%
Marketing and Sales                 39.8                              38.1                             40.6
General and Administrative           8.9                               9.1                             10.0
Operating Expense as a % of
Revenue                             69.8%                             68.0%                            71.2%

     Research and Development.  Our research and development efforts are focused on enhancing and  maintaining  our Enterprise  Content  Management  capabilities within the FileNet P8 product line. These efforts focus on existing products and developing additional capabilities to our FileNet P8 platform and suites such as
Business Process Management,  Web Content Management,  Records Management,  Team
Collaboration and other capabilities.

     We seek to achieve our  development  objectives  through both  internal and external  resources,  and by obtaining third party technology to enhance product capabilities  through  licensing  agreements  and  acquisitions.  During 2002 we
initiated  a  program  involving  offshore   development  in  lower  labor  cost
countries.  During 2003 we expanded this offshore  development effort to include both product  sustainment  and product  development  activities.  During 2003 we acquired  Shana to  integrate  their  electronics  forms  capabilities  into our products.  During  2002 we  acquired  eGrail  to  integrate  their  web  content management  capabilities  into our  products.  (See  Note 3 to the  Notes to the
Consolidated Financial Statements.)

     Our research and development  expense consists primarily of personnel costs for software developers;  third party contracted development efforts and related facilities  costs.  Research and development  expense  increased by 7.4% in 2003 compared to 2002 and by 4.2% in 2002  compared  to 2001.  The number of research and development personnel was 456 in 2003, 430 in 2002 and 425 in 2001.

     The  majority of the $5.3  million  increase in  research  and  development expenses from 2002 to 2003 is attributable to the acquisition of Shana, the full year cost of the  eGrail  development  team,  extensive  investment  development efforts  to enhance  content  management  with new  capabilities  and  increased offshore development  expense.  Increased numbers of internal employees resulted in higher compensation, benefits and relocation costs related to the integration of the eGrail and Shana  acquisitions  in April of 2002 and 2003,  respectively.
The majority of the $2.9 million  increase in research and development  expenses from 2001 to 2002 is primarily  attributable  to the  acquisition of eGrail that resulted in additional facility and employee expenses. This acquisition resulted in an increase in  compensation  expense  primarily due to increased  numbers of personnel as well as an increase in consulting  costs due to the expanded use of contractors.

     We intend to complement internal  development with offshore  development as well as  with  third-party  software  through  OEM  agreements  and may  execute additional  technology  acquisitions.  Over time,  we believe we will be able to lower our per developer cost through the use of offshore resources.  However, in the near term,  some  duplicate  expenses  will be incurred  as our  development programs are transitioned to offshore developers. Offshore development costs for the 12 months ended December 31, 2003 was $3.1 million  compared to $1.3 million for 2002.  We believe that  research  and  development  expenditures,  including
compensation   of  technical   personnel,   are  essential  to  maintaining  our
competitive  position.  We expect  research  and  development  expense  to be at approximately 21% of revenue in the near-term.

     Selling and  Marketing.  We sell our products  through a direct sales force and our indirect  channel  sales  partners.  Our selling and  marketing  expense consists primarily of salaries,  benefits,  sales commissions and other expenses related to the direct and indirect  sales force and personnel cost for marketing and market development programs.

     Selling and  marketing  expense  increased by 9.7% in 2003 compared to 2002 and  decreased  by 2.9% in 2002  compared  to 2001.  The  number  of  sales  and marketing employees was 549 in 2003 compared to 541 in 2002. Marketing personnel increased  by 30 employees  while sales  personnel  decreased  by 22  employees, yielding  the net increase of 8 employees  during 2003.  This shift in sales and marketing capacity was predicated on our customer engagement  initiative,  which we implemented  in 2002 and 2003.  This  initiative  prescribed a smaller direct
sales  force,   increased  channel  partner  business  and  increased  marketing
personnel  with  deep  vertical   industry   knowledge  and  demand   generation
capabilities.

     The increase in sales and  marketing  expense of $12.9  million  reflects a higher salary mix as well as higher variable compensation associated with higher revenue in 2003 compared to 2002.  Personnel related expenses including salaries and benefits  increased $4.6 million year over year.  Higher software revenue in
2003 resulted in higher commission  expense of $3.4 million.  Travel,  training, recruitment and marketing  programs related to the FileNet P8 product release in
2003 accounted for the balance of the increase. The decrease in absolute dollars from 2001 to 2002 was primarily due to a 54% reduction in recruitment  expenses, as well as a 10%  reduction  in sales  commission  expense.  Charges in 2001 for severance  of $2.9  million  related to  workforce  reductions  and $218,000 for facility consolidation costs, primarily in sales, also contributed to the higher costs in 2001 compared to 2002 and led to reduced costs in 2002.

     We expect selling and marketing  expense to remain at approximately  40% of revenue in the near-term.

     General and Administrative. Our general and administrative expense consists primarily of salaries,  benefits,  and other expenses related to personnel costs
for  finance,  information  technology,   legal,  human  resources  and  general
management; and the cost of outside professional services.

     General  and  administrative  expense  increased  slightly  by 2.6% in 2003 compared to 2002 and  decreased  by 5.2% in 2002  compared to 2001.  General and administrative  expenses remained  relatively stable when comparing 2003 to 2002 and 2001 - primarily as a result of expense controls.

     We expect general and administrative  expense to remain at approximately 9%
of revenue in the near-term.

     Purchased  In-Process  Research and  Development.  There was no  in-process research and development  expense  associated with our April 2003 acquisition of
Shana.  Our  eGrail  acquisition  in April 2002 of  certain  assets and  certain liabilities  of eGrail  resulted in an  allocation  of  $400,000  to  in-process research and  development.  The allocation was  determined  through  established
valuation   techniques  in  the  high-technology   industry  by  an  independent
third-party  appraiser.  In-process  research and  development was expensed upon acquisition  because  technological  feasibility had not been established and no future alternative uses existed.  New product development  underway at eGrail at the time of the  acquisition  included the next  generation of their Web Content
Management  product  that was in the early stages of design and only 5% complete at the date of the  acquisition.  The cost to complete the project was estimated at  approximately  $3.0 million to occur over a  twelve-month  period.  However, actual costs upon 100% completion at March 31, 2003 were $4.7 million. There was no in-process research and development expense during 2001.

     Amortization of Goodwill.  There was no  amortization  of goodwill  expense during 2003 and 2002 as we ceased  amortizing  goodwill and assembled  workforce beginning  January 1, 2002 based on the adoption of SFAS No. 142. In  connection with our  acquisition  of certain  assets from API on May 18, 2000, the purchase price  amount  allocated  to goodwill of $14.6  million was being  amortized  in operating  expenses over a useful life of five years and assembled  workforce of
$386,000  was  being  amortized  over a useful  life of three  years.  Assembled workforce no longer meets the definition of a separately  identified  intangible asset under the  provisions of SFAS No. 141,  "Business  Combinations,"  and the
un-amortized  balance of  $182,000  at December  31,  2001 was  reclassified  as goodwill  at January  1, 2002.  SFAS No.  142 was also  effective  for  business combinations  that occurred after June 30, 2001.  Accordingly,  goodwill of $5.8 million  that  was  recorded  in  April  2002  in  connection  with  the  eGrail acquisition  and  goodwill of $3.6  million  that was  recorded in April 2003 in connection with the Shana acquisition is not amortized.

     SFAS No. 142  requires  that  goodwill  and other  intangible  assets  with indefinite  useful  lives no longer be  amortized,  but  instead  be tested  for impairment at least annually and written down when impaired.  In accordance with this standard, we do not amortize goodwill and indefinite life intangible assets but  evaluate  their  carrying  value  annually or when events or  circumstances indicate that their carrying value may be impaired.  As of the first day of July of each year,  goodwill is tested for  impairment by determining if the carrying value of each reporting  unit exceeds its fair value.  We engaged an independent valuation firm to determine the business  enterprise value for each of our three reporting  units and to perform  an  impairment  analysis  as of July 1, 2003 in accordance  with SFAS 142. The analysis  indicated  there was no  impairment  of goodwill in any of the three  reporting  units.  As of  December  31,  2003,  no impairment of goodwill has been  recognized.  If estimates  change, a materially different impairment conclusion could result.

     Amortization  of Purchased  Intangible  Assets.  The April 2002 purchase of
eGrail assets resulted in intangible assets comprised of acquired  technology of
$3.3 million and patents of $24,000,  with  assigned  useful lives of five years and two years,  respectively.  The April 2003 purchase of Shana resulted in $5.7 million of intangible assets;  comprised of acquired technology of $4.0 million, customer  maintenance  relationships of $800,000,  technology manuals and design documents of $600,000 and  non-compete  agreements of $277,000.  All  intangible assets for the Shana  acquisition  were  assigned a useful  life of five  years.
Non-compete  agreements  with former  executives of Shana were assigned a useful life of between two and three years.  We  determined  that these assets were not impaired at December 31, 2003.  Amortization of patents are reported as research and development expense, amortization  of non-compete agreements are reported as
general  and  administrative   expense,   while  acquired  technology,  customer
maintenance  relationships  and  technical  manuals  and  design  documents  are reported as cost of revenue.

     Interest,  Other  Income and  Expenses,  Net.  Other  income,  net consists primarily of interest income earned on our cash and cash equivalents,  short and long-term  investments,  and other items  including  foreign  exchange gains and losses and interest  expense.  Other  income,  net of other  expenses,  was $4.1 million in 2003,  $5.2 million in 2002 and $2.5 million in 2001. The decrease in
2003 from 2002 of $1.1 million was primarily attributable to a lower net foreign exchange gain of  approximately  $700,000 due to a significant  weakening of the dollar against the Euro in 2003, and reduced  interest  income of  approximately
$400,000 due to a lower weighted-average interest rate in 2003 compared to 2002.
The  weighted  average  interest  rate  earned  on cash,  cash  equivalents  and investments was 1.39% in 2003, 1.98% in 2002 and 2.49% in 2001. Other expense in
2001 included a $3.5 million litigation settlement charge.

     Provision for Income Taxes. The provision for income taxes was $4.2 million in 2003,  compared  to $2.5  million in 2002,  and a benefit of $4.6  million in
2001. The effective tax rate was 28%, 23% and (22%) for the years ended December
31,  2003,  2002 and  2001,  respectively.  The  increased  tax rate in 2003 was primarily due to the mix of income earned  between the domestic group versus the foreign subsidiaries.  As of December 31, 2003, we have a net tax deferred asset
(related to domestic  operations) of approximately $26.6 million and a valuation allowance of approximately $24.3 million. The Company is currently assessing its valuation  allowance  related to our deferred tax assets.  Recoverability of the deferred tax assets is dependent on  continued  profitability  from  operations.
Should our level of profitability  continue as expected,  we would likely remove the entire  valuation  allowance in 2004. We would realize a one-time,  non-cash benefit by  decreasing  our tax expense  (causing an  increase in  earnings)  by approximately  $10.0 million to $14.0 million.  Additionally,  we would record a non-cash charge to increase additional reported paid in capital by approximately
$9.0 million.

Liquidity And Capital Resources

     As of December 31, 2003, cash and cash  equivalents,  and investments  were
$248.3 million, an increase of $63.1 million from $185.2 million at December 31,
2002.

     Cash  provided  by  operating  activities  in 2003 was  $52.2  million  and resulted  primarily from  depreciation  and  amortization of $19.4 million,  net income of $10.9  million,  decreased  accounts  receivable  of $8.8  million and increased  accrued  compensation  and benefits of $5.3  million.  The days sales outstanding  metric  decreased  to  thirty-six  days by  December  31, 2003 from forty-seven  days at  December  31,  2002  due to  strong  collections.  Accrued compensation  and  benefits  increased  due to increased  variable  compensation associated  with higher revenue.  Cash used in investing  activities in 2003 was
$10.3 million and resulted primarily from $9.2 million for capital expenditures, and an $8.1  million cash  purchase  related to the Shana  acquisition  in April
2003, partially offset by $ 6.5 million net proceeds from the sale of marketable securities.  Financing  activities provided cash of $21.3 million primarily from the  proceeds of the issuance of common  stock upon  exercise of employee  stock options under the stock option and stock purchase plans.

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

     Our capital  expenditures  were $9.2 million in 2003, $10.8 million in 2002 and $14.1 million in 2001. Our primary capital  expenditures  during these years
were  for  research  and  development  equipment,   demonstration  and  training
equipment,  enhancements to our internal network and business systems, leasehold improvements  on leased  property,  and  furniture.  Spending was  significantly reduced in an effort to contain expenses while the company  experienced  reduced revenues  from the  downturn in the economy and reduced  information  technology spending during the period 2001 to 2003. We anticipate  capital  expenditures of approximately  $12.0 million in 2004. We have no long-term  debt at December 31,
2003.

     On June 27, 2003 our $5.0 million  multi-currency  revolving line of credit expired in  accordance  with its terms and was not renewed  because the level of usage did not justify the cost of carrying the line.  We believe we will be able to meet escrow funding  requirements  through our existing bank relationships in the United States and internationally.

     Our principal sources of short and long-term  liquidity consist of existing cash balances and funds generated from future operations.  We had total cash and investments of $248.3  million at December 31, 2003,  compared to $185.2 million at December 31,  2002.  We regularly  review our cash funding  requirements  and attempt to meet our cash requirements  through a combination of cash on hand and cash  provided by  operations.  Our ability to increase  revenues  and  generate profits is subject  to  numerous  risks and  uncertainties  and any  significant decrease in our revenues or profitability  could reduce our operating cash flows and erode our existing cash balances. During 2001, 2002 and continuing into 2003 lower capital  spending in the IT sector resulted in lower revenue for us. While the economy showed signs of improved IT spending during the last two quarters of
2003, no  assurances  can be given that this trend will continue or that we will continue to be able to generate  positive  operating  cash flows or that we will continue to maintain or grow our  existing  cash  balances.  We believe that our present  cash  balances,  together  with  internally  generated  funds,  will be sufficient to meet our working capital and capital expenditures throughout 2004.
See "Risk Factors".

     Commitments.  We  lease  certain  of  our  facilities  under  noncancelable operating lease  arrangements that expire at various dates through 2013. We have certain  royalty  commitments  associated with licensing of third party products that require  minimum  payments or  contractual  prepayments.  We have  contract commitments  associated with third party development  agreements.  The following table summarizes  future minimum  payments for these  obligations as of December
31, 2003:

                                                                                              (In thousands)
                                                                       Payments Due by Period               .
                                                Total        2004     2005-2006    2007-2008     Thereafter
Contractual obligations:
  Operating leases                         $  57,186     $ 12,518      $ 20,606     $ 17,514      $   6,548
  Third party licensing contracts              2,130        2,130             -           -               -
  Third party development contracts            2,140        1,127         1,013           -               -
Total contractual cash obligations         $  61,456     $ 15,775      $ 21,619     $ 17,514      $   6,548

     We have bank  guarantees  issued in local  currencies in Europe and Asia as discussed  in Note 18 of the Notes to  Consolidated  Financial  Statements.  The
following  table  summarizes  future minimum  commercial  commitments  for these obligations as of December 31, 2003:

                                                                                              (In thousands)
                                                              Amount of Commitment Expiration Per Period    .
                                               Total
                                             Amounts
                                           Committed         2004     2005-2006    2007-2008     Thereafter
Other commercial commitments:
  Secured and unsecured bank            $  1,627,657    $ 355,756     $ 924,736     $ 23,465      $ 323,700
   guarantees
Total commercial commitments            $  1,627,657    $ 355,756     $ 924,736     $ 23,465      $ 323,700

OTHER MATTERS

     Environmental   Matters.  We  are  not  aware  of  any  issues  related  to environmental  matters that have, or are expected to have, a material  effect on our business.

Impact of Recently Issued Accounting Pronouncements

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
and our April  2003  acquisition  of Shana  Corporation  were  accounted  for in compliance with this  pronouncement  (See Note No. 3 to the Notes to the Audited
Consolidated Financial Statements for details).

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
We  engaged  an  independent  valuation  firm to  assist us in  determining  the business  enterprise  value for each of our three reporting units and to perform an  impairment  analysis  as of July 1, 2003 in  accordance  with SFAS 142.  The analysis  indicated  there was no  impairment  of  goodwill  in any of the three reporting  units.  As of December 31, 2003,  no  impairment of goodwill has been
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
121,  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived
Assets to Be Disposed  Of," and is effective  for fiscal years  beginning  after
December 15, 2001. The adoption of this standard did not have a material  impact on our consolidated financial statements.

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated  with  Exit  or  Disposal   Activities,"  which  addresses  financial
accounting and reporting for costs  associated with exit or disposal  activities and supersedes  EITF Issue 94-3,  "Liability  Recognition  for Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with exit or disposal  activities  be recognized  when they are incurred  rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS No. 146 for exit or disposal activities initiated  after December 31, 2002. The adoption of this standard did not have a material impact on our consolidated financial statements.

     In November  2002,  the FASB  issued FIN 45,  "Guarantor's  Accounting  and
Disclosure  Requirements  for  Guarantees,   Including  Indirect  Guarantees  of
Indebtedness of Others," an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of
Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual  financial  statements  about its  obligations  under certain guarantees that it has issued. It also requires that a guarantor  recognize,  at the inception of a guarantee,  a liability for the fair value of the  obligation undertaken in issuing the  guarantee.  The  provisions  related to recognizing a liability at inception of the  guarantee  for the fair value of the  guarantor's obligations do not apply to product warranties or to guarantees accounted for as
derivatives.   The  initial  recognition  and  measurement  provisions  of  this interpretation  are  applicable on a prospective  basis to guarantees  issued or modified  after  December  31,  2002,  while  the  disclosure  requirements  are effective for financial  statements  for interim or annual  periods ending after
December 15, 2002.  The adoption of the  recognition  of provisions of FIN 45 in the  period  ended  December  31,  2003 did not have a  material  impact  on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation  Transition  and  Disclosure,"  an amendment of SFAS No. 123.  This statement  amends SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  this statement amends the disclosure  requirements of SFAS No. 123 to require prominent  disclosures in both annual and interim  financial  statements about the method of accounting for  stock-based  employee  compensation  and the effect of the method used on  reported  results.  The  transition  guidance  and annual  disclosure  provisions  of SFAS No. 148 are  effective  for fiscal years ending after December 15, 2002. The interim disclosure  provisions are effective for  financial  reports  containing  financial  statements  for interim  periods beginning  after  December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our consolidated financial statements.

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
Interest  Entities." In general,  a variable  interest  entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity  investors  with voting rights or (b) has equity investors that do not provide sufficient  financial  resources for the entity to support  its  activities.  FIN 46  requires  a  variable  interest  entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to receive a
majority  of  the  entity's   residual   returns  or  both.  The   consolidation
requirements of FIN 46 apply  immediately to variable  interest entities created after  January 31, 2003.  With  respect to variable  interest  entities  created before January 31, 2003, in December 2003 the FASB issued FIN 46R, which,  among other  things,  revised the  implementation  date to the first  fiscal  years or interim  periods  ending  after March 15,  2004,  with the  exception of Special
Purpose Entities ("SPE").  The consolidated  requirements  apply to all SPE's in the first fiscal year or interim  period ending after December 15, 2003. We have determined that we do not have any SPE's to which these  interpretations  apply;
we will adopt FIN 46R in the first  quarter of 2004.  We believe the adoption of
FIN  46R  will  not  have  a  material  impact  on  our  consolidated  financial statements.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement No. 133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what  circumstances  a  contract  with  an  initial  net  investment  meets  the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133,
(2) clarifies when a derivative contains a financing  component,  (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing  pronouncements,  which will  collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts and hedging  relationships entered into or modified  after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

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

     In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the  effective  dates for applying  certain  provisions of SFAS No. 150 related to mandatorily  redeemable  financial  instruments of certain  nonpublic entities and certain mandatorily redeemable  noncontrolling interests for public and nonpublic entities.

     For public entities,  SFAS No. 150 is effective for mandatorily  redeemable financial  instruments  entered  into or  modified  after  May 31,  2003  and is effective for all other  financial  instruments  as of the first interim  period beginning after June 15, 2003.

     For mandatorily redeemable  noncontrolling interests that would not have to be classified as liabilities by a subsidiary  under the exception in paragraph 9 of SFAS No. 150,  but would be  classified  as  liabilities  by the parent,  the
classification  and  measurement   provisions  of  SFAS  No.  150  are  deferred
indefinitely.  For other mandatorily  redeemable  noncontrolling  interests that were issued before November 5, 2003, the measurement  provisions of SFAS No. 150 are deferred indefinitely.  For those instruments,  the measurement guidance for redeemable shares and  noncontrolling  interests in other literature shall apply during the deferral period.

     SFAS No. 150 is to be implemented  by reporting the cumulative  effect of a change in accounting  principle.  We do not believe the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

     Inflation.  Management  believes  that  inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for any of the three years ended December 31, 2003.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Our  exposure to market rate risk for  changes in  interest  rates  relates primarily to our investment  portfolio.  We have not used  derivative  financial
instruments  in  our  investment  portfolio.   We  place  our  investments  with
high-quality  issuers and, by policy, limit the amount of credit exposure to any one issuer.  We protect and  preserve our  invested  funds by limiting  default, market and reinvestment  risk. Our investments in marketable  securities consist primarily of high-grade  corporate and government  securities with maturities of less than three years.  Investments purchased with an original maturity of three months or less are  considered  to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.  Average maturity of our investment portfolio is 2.8 months;  therefore,  the  movement of  interest  rates  should not have a material impact on our balance sheet or income statement.

     At any time, a significant increase/decrease in interest rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed  a  sensitivity  analysis as of  December  31, 2003 and 2002,  using a modeling  technique  that measures the change in the fair values  arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held
constant.   The   analysis   covers   our   investment   and  is  based  on  the
weighted-average  maturity of our  investments as of December 31, 2003 and 2002.
The sensitivity  analysis  indicated that a hypothetical 50 basis points adverse movement  in  interest  rates  would  result in a loss in the fair values of our investment  instruments  of  approximately  $194,000  at  December  31, 2003 and approximately  $231,000 at December 31, 2002. Similarly a hypothetical 100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values of our  investments  of  approximately  $388,000 at December 31, 2003 and approximately $460,000 at December 31, 2002.

     The following table provides  information about our investment portfolio at
December 31, 2003:

                                                                (In thousands)
                                                               Estimated Fair
                                                     Cost               Value
        Debt Securities
          Due in one year or less:
             Short-term munis-taxable         $     8,313        $     8,324
             Corporate                              8,442              8,440
             Governments/Agencies                  15,526             15,522
        Total due in one year                      32,281             32,286

        Due in one to three years:
             Corporate                              2,189              2,182
             Government/Agencies                   10,500             10,490
         Total due in one to three years           12,689             12,672

            Grand total                       $    44,970        $    44,958

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
We have entered  into  forward  foreign  exchange  contracts  primarily to hedge amounts  due from and the net assets of  selected  subsidiaries  denominated  in foreign currencies  (mainly in Europe and Asia Pacific) against  fluctuations in exchange rates. We have not entered into forward foreign exchange  contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions.  The criteria
we  use  for   designating  a  contract  as  a  hedge  include  the   contract's
effectiveness   in  risk  reduction  and   one-to-one   matching  of  derivative
instruments  to underlying  transactions.  Gains and losses on foreign  exchange contracts are recognized in income in the same period as gains and losses on the underlying  transactions.  If an underlying  hedged  transaction were terminated earlier than initially  anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract  would be  recognized in income in the same period. In addition,  since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any material net gain or loss,  as any gain or loss on the underlying foreign currency denominated balance would be offset  by the  gain or loss on the  forward  contract.  Our  forward  contracts generally have an original maturity of three months. As of December 31, 2003, we had  forward  foreign  exchange  contracts  outstanding  totaling  approximately
$185,000 in ten currencies. These contracts were opened on the last business day of the quarter and mature within three months.

     Cumulative other comprehensive income increased from a loss of $6.4 million in 2002,  to a gain of $5.6 million at the end of 2003,  due  primarily to $12.0 million of unrealized  foreign  currency  translation  gains  resulting from the strengthening of the Euro against the U.S. dollar during 2003.

Item 8. Financial Statements and Supplementary Data

     The  consolidated  financial  statements  for the years ended  December 31,
2003,  2002 and 2001 are  incorporated  herein by reference  and  submitted as a separate section of this Form 10-K. (See Item 15).

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
     Financial Disclosure

         None.

Item 9a.   Controls and Procedures

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

     As of December 31, 2003, the end of the period  covered by this report,  an evaluation was carried out under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and the Company's Chief Financial  Officer,  of the  effectiveness of the design and operation of the Company's disclosure controls and procedures as required by SEC
Rule 13a - 15(b). Based on the foregoing,  the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's  internal controls over financial reporting  during the  Company's  most  recent  fiscal  quarter  and year ending
December  31, 2003 that has  materially  affected,  or is  reasonably  likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Election of Directors," under the caption  "Executive  Officers of the
Company,"  under the  caption  "Section  16(a)  Beneficial  Ownership  Reporting
Compliance"  and under the  caption  "Code of  Ethics" of our  definitive  Proxy
Statement  for our 2004  Annual  Meeting  to be filed  with the  Securities  and
Exchange Commission.

Item 11. Executive Compensation

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Executive  Compensation" and under the caption "Election of Directors"
of our definitive  Proxy  Statement for our 2004 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Stockholder Matters

     We hereby  incorporate  by reference the  information  appearing  under the
caption  "Voting   Securities  and  Principal   Holders   Thereof"  and  "Equity
Compensation  Plans"  of our  definitive  Proxy  Statement  for our 2004  Annual
Meeting to be filed with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Related Party  Transactions" of our definitive Proxy Statement for our
2004 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

     We hereby  incorporate  by reference the  information  appearing  under the caption "Fees Billed to Us by Deloitte and Touche LLP in 2003" of our definitive
Proxy  Statement for our 2004 Annual Meeting to be filed with the Securities and exchange Commission.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Independent Auditors' Report, Financial Statements and Financial Statement
     Schedule

                                                                                       Page

    Independent Auditors' Report                                                        F-2
    Consolidated Balance Sheets at December 31, 2003 and December 31, 2002              F-3
    Consolidated Statements of Operations for each of the three years in the period
    ended December 31, 2003                                                             F-4
    Consolidated Statements of Comprehensive Operations for each of the three
    years in the period ended December 31, 2003                                         F-5
    Consolidated Statements of Stockholders' Equity for each of the three years
    in the period ended December 31, 2003                                               F-6
    Consolidated Statements of Cash Flows for each of the three years in the
    period ended December 31, 2003                                                      F-7
    Notes to Consolidated Financial Statements                                          F-8
    Independent Auditors' Report on Schedule                                            F-37
    Schedule II.  Valuation and Qualifying Accounts and Reserves                        S-1

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth  quarter ended December
     31, 2003.

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

     10.16*+   Amended and Restated Letter  Agreement  dated May 15, 2003 by and between Registrant and Lee D. Roberts,  Chief Executive Officer (filed as Exhibit 10.16+ to Registrant's  Quarterly Report on Form 10-Q for
               the quarter ended June 30, 2003).

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

     10.20+    Non-Statutory  Stock Option  Agreement  between  Registrant and Mr.
               Kenneth F. Fitzpatrick.

     14        Code of Conduct

     21.1      List of  subsidiaries  of  Registrant  (filed as  FileNet  Corporation
               Subsidiary Information).

     23.1      Independent Auditors' consent

     31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1      Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

                                             FILENET CORPORATION

Date: March 12, 2004                By:       /s/    Lee D. Roberts
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

March 12, 2004                     /s/  Lee D. Roberts
                                   Lee D. Roberts
                                   Chief Executive Officer and
                                   Chairman of the Board (Principal Executive
                                   Officer)

March 12, 2004                     /s/  Sam M. Auriemma
                                   Sam M Auriemma,
                                   Chief Financial Officer and Senior Vice
                                   President, Finance (Principal Financial
                                   and Accounting Officer)

March 12, 2004                     /s/  Theodore J. Smith
                                   Theodore J. Smith
                                   Director

March 12, 2004                     /s/  L. George Klaus
                                   L. George Klaus
                                   Director

March 12, 2004                     /s/  William P. Lyons
                                   William P. Lyons
                                   Director

March 12, 2004                     /s/  John C. Savage
                                   John C. Savage
                                   Director

March 12, 2004                     /s/  Roger S. Siboni
                                   Roger S. Siboni
                                   Director

                   Index to Consolidated Financial Statements

     As required under Item 8,  Financial  Statements  and  Supplementary  Data,
FileNet  Corporation's  consolidated  financial  statements are provided in this separate section as follows:

                                                                                       Page

    Independent Auditors' Report                                                        F-2
    Consolidated Balance Sheets at December 31, 2003 and December 31, 2002              F-3
    Consolidated Statements of Operations for each of the three years in the period
    ended December 31, 2003                                                             F-4
    Consolidated Statements of Comprehensive Operations for each of the three
    years in the period ended December 31, 2003                                         F-5
    Consolidated Statements of Stockholders' Equity for each of the three years
    in the period ended December 31, 2003                                               F-6
    Consolidated Statements of Cash Flows for each of the three years in the
    period ended December 31, 2003                                                      F-7
    Notes to Consolidated Financial Statements                                          F-8
    Independent Auditors' Report on Schedule                                            F-37
    Schedule II.  Valuation and Qualifying Accounts and Reserves                        S-1

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of
FileNet Corporation:

We  have  audited  the  accompanying  consolidated  balance  sheets  of  FileNet
Corporation and its subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, stockholders'  equity and cash  flows for each of the three  years in the period ended  December  31,  2003.  These  consolidated  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion,  such consolidated  financial  statements present fairly, in all material  respects,  the  financial  position  of  FileNet  Corporation  and its subsidiaries  as of  December  31,  2003  and  2002,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
December 31, 2003, in conformity with accounting  principles  generally accepted in the United States of America.

As discussed in Note 2 to the  consolidated  financial  statements,  the Company changed its method of accounting for goodwill and other  intangible  assets as a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill
and Other Intangible Assets, effective January 1, 2002.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Costa Mesa, California
February 24, 2004

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                          (In thousands, except share and per share amounts)
  December 31,                                                                        2003             2002
  Current assets:
     Cash and cash equivalents                                                  $  203,305       $  130,154
     Short-term investments                                                         32,286           29,188
     Accounts receivable, net of allowances for doubtful accounts and sales returns of $3,917 and $4,232 at December 31,
       2003 and 2002, respectively                                                  38,096           44,839
     Inventories, net                                                                  528            2,568
     Prepaid expenses and other current assets                                      12,646           13,317
     Deferred income taxes                                                           3,551              802
                   Total current assets                                            290,412          220,868

     Property, net                                                                  26,922           34,641
     Long-term investments                                                          12,672           25,864
     Goodwill                                                                       26,170           16,907
     Intangible assets, net of accumulated amortization of $1,842
       and $544 at December 31, 2003 and 2002, respectively                          7,979            3,029
     Deferred income taxes                                                          23,001           21,792
     Other assets                                                                    4,692            4,935
                   Total assets                                                 $  391,848       $  328,036

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                                           $   11,006       $    7,706
     Accrued compensation and benefits                                              27,648           20,729
     Customer deposits and advances                                                  5,217            2,962
     Unearned maintenance revenue                                                   40,691           38,945
     Other accrued liabilities                                                      16,524           15,224
                   Total current liabilities                                       101,086           85,566

     Unearned maintenance revenue                                                    1,614            3,565
     Commitments and contingencies (Notes 10, 17 and 18)

     Stockholders' equity:
       Preferred stock, $0.10 par value; 7,000,000 shares
         authorized; none issued and outstanding
       Common stock, $0.01 par value; 100,000,000 shares authorized;
         38,906,640 shares issued and 37,808,640 shares outstanding at
         December 31, 2003; and 37,014,512 shares issued and
         35,916,512 shares outstanding at December 31, 2002                        234,025          206,676
       Retained earnings                                                            64,098           53,178
       Accumulated other comprehensive income (loss)                                 5,592           (6,382)
                                                                                   303,715          253,472
       Treasury stock, at cost; 1,098,000 shares at
         December 31, 2003 and 2002                                                (14,567)         (14,567)
      Net stockholders' equity                                                     289,148          238,905
                   Total liabilities and stockholders' equity                   $  391,848       $  328,036

                               See accompanying Notes to Consolidated Financial Statements

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (In thousands, except share and per share amounts)
    Year Ended December 31,                           2003           2002           2001
    Revenue:
       Software                                $   149,214    $   132,508    $   119,014
       Customer support                            164,772        149,847        132,382
       Professional services and education          48,061         56,959         69,186
       Hardware                                      2,458          7,703         14,028
       Total revenue                               364,505        347,017        334,610

    Cost of revenue:
       Cost of software revenue                     13,800         10,565          7,522
       Cost of customer support revenue             39,116         38,608         42,396
       Cost of professional services and
         education revenue                          42,346         50,408         59,896
       Cost of hardware revenue                      3,669          5,995         10,211
       Total cost of revenues                       98,931        105,576        120,025
    Gross profit                                   265,574        241,441        214,585

    Operating expenses:
       Research and development                     77,050         71,735         68,838
       Selling and marketing                       144,975        132,109        136,124
       General and administrative                   32,466         31,656         33,381
       In-process research and development               -            400              -  .
       Total operating expenses                    254,491        235,900        238,343

     Operating income (loss)                        11,083          5,541        (23,758)

     Other income, net                               4,084          5,209          2,503

     Income (loss) before income taxes              15,167         10,750        (21,255)

     Provision (benefit) for income taxes            4,247          2,478         (4,633)

    Net income (loss)                          $    10,920   $      8,272    $   (16,622)

    Earnings (loss) per share:
       Basic                                   $       .30   $        .23    $     (0.47)
       Diluted                                 $       .29   $        .23    $     (0.47)
    Weighted average shares outstanding:
       Basic                                        36,532         35,590         35,117
       Diluted                                      38,089         36,709         35,117

                 See accompanying Notes to Consolidated Financial Statements

                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                                            (In thousands)
  Year Ended December 31,                                         2003               2002            2001
  Net income (loss)                                         $   10,920         $    8,272     $   (16,622)

   Other comprehensive income (loss):
       Foreign currency translation
           adjustments                                          12,093              7,631          (3,056)
       Unrealized holding gains (losses) on
           available-for-sale securities, net of tax              (119)                27              77
       Other comprehensive income (loss)                        11,974              7,658          (2,979)
   Comprehensive income (loss)                              $   22,894         $   15,930     $   (19,601)

                               See accompanying Notes to Consolidated Financial Statements

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           (In thousands)
                                                                           Accumulated
                                                                                 Other
                                           Common Stock        Retained  Comprehensive     Treasury Stock
                                         Shares     Amount     Earnings     Operations    Shares     Amount        Total

   Balances at January 1, 2001           35,941  $ 189,057     $ 61,528      $ (11,061)   (1,098)   $(14,567)  $ 224,957

   Stock options exercised                  486      4,722                                                         4,722
   Stock option income tax                           1,749                                                         1,749
   benefit
   Common stock issued under the
      Employee Qualified Stock
        Purchase Plan                       339      3,998                                                         3,998
   Cancelled and retired escrow
      shares issued in business
      combinations                         (376)
   Foreign currency translation
      adjustment                                                                (3,056)                           (3,056)
   Net (loss)                                                   (16,622)                                         (16,622)
   Unrealized holding gains on
      available-for-sale-securities                                                 77                                77 .

   Balances at December 31, 2001         36,390  $ 199,526     $ 44,906      $ (14,040)    (1,098)  $(14,567)  $ 215,825

   Stock options exercised                  286      2,753                                                         2,753
   Stock option income tax                             685                                                           685
   benefit
   Common stock issued under the
      Employee Qualified Stock
       Purchase Plan                        339      3,712                                                         3,712
   Foreign currency translation
      adjustment                                                                 7,631                             7,631
   Net income                                                     8,272                                            8,272
   Unrealized holding gains on
      available-for-sale-securities                                                 27                                27 .
   Balances at December 31, 2002         37,015  $ 206,676     $ 53,178      $  (6,382)    (1,098)  $(14,567)  $ 238,905

   Stock options exercised                1,553     17,569                                                        17,569
   Stock option income tax benefit                   5,865                                                         5,865
   Common stock issued under
      the Employee Qualified Stock
      Purchase Plan                         339      3,788                                                         3,788
   Foreign currency translation
      adjustment                                                                12,093                            12,093
   Net income                                                    10,920                                           10,920
   Unrealized holding gains on
      available-for-sale-securities                                               (119)                             (119)
   Non-employee stock
      compensation valuation                           127                                                           127 .
   Balances at December 31, 2003         38,907  $ 234,025     $ 64,098      $   5,592     (1,098)  $(14,567)  $ 289,148

                            See accompanying Notes to Consolidated Financial Statements

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (In thousands)
   Year Ended December 31,                                             2003            2002              2001

   Cash flows provided by operating activities:
   Net income (loss)                                             $   10,920       $   8,272        $  (16,622)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
   Purchased in-process research and development                          -             400                 -
   Depreciation and amortization                                     19,378          21,588            24,349
   Loss on sale of fixed assets                                          27              47               264
   Provision for doubtful accounts and sales returns                    653           1,752             1,482
   Deferred income taxes                                             (3,956)          1,629            (8,286)
   Stock option income tax benefit                                    5,865             685             1,749
   Changes in operating assets and liabilities net of
   effects of acquisitions:
   Accounts receivable                                                8,835          (7,818)           51,128
   Inventories                                                        2,075             425               405
   Prepaid expenses and other current assets                          1,648          (3,425)              185
   Accounts payable                                                   2,325            (940)           (8,236)
   Accrued compensation and benefits                                  5,309           2,101            (8,119)
   Customer deposits and advances                                     2,198          (1,895)            2,936
   Unearned maintenance revenue                                      (2,276)          4,651             9,842
   Income taxes payable                                               2,349          (3,966)           (5,559)
   Other assets and liabilities                                      (3,183)         (2,066)           (3,044)
   Net cash provided by operating activities                         52,167          21,440            42,474

   Cash flows used for investing activities:
   Capital expenditures                                              (9,177)        (10,825)          (14,075)
   Proceeds from sale of property                                       135              66               329
   Note receivable                                                      294          (1,900)                -
   Cash paid for acquisitions, net of cash acquired                  (8,073)         (9,359)                -
   Purchases of investments                                         (87,768)       (134,528)         (148,570)
   Proceeds from sales and maturities of investments                 94,305         146,571           120,433
   Net cash used in investing activities                            (10,284)         (9,975)          (41,883)

   Cash flows provided by financing activities:
   Proceeds from issuance of common stock                            21,357           6,465             8,720
   Principal payments on capital lease obligations                      (16)         (1,799)             (935)
   Net cash provided by financing activities                         21,341           4,666             7,785

   Effect of exchange rate changes on cash and cash                   9,927           6,521            (2,371)
   equivalents                                                                                                .

   Net increase in cash and cash equivalents                         73,151          22,652             6,005
   Cash and cash equivalents, beginning of year                     130,154         107,502           101,497
   Cash and cash equivalents, end of year                        $  203,305      $  130,154       $   107,502

   Supplemental cash flow information:
   Interest paid                                                 $       48      $      100       $        92
   Income taxes paid                                             $    3,050      $    4,301       $     7,045
   See Note 13 for non-cash investing and financing activities                                                .

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
Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date.  Revenues,  costs and expenses are  translated at the rates of exchange prevailing during the year. Translation  adjustments resulting from this process are included in  stockholders'  equity.  Gains and losses from foreign  currency  transactions are included in other income,  net.  Transaction gains and losses  incurred  during the years ended  December 31, 2003,  2002 and
2001 were a gain of approximately  $700,000,  a gain of $1.5 million, and a loss of approximately $13,000, respectively.

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

     Fair Value of  Financial  Instruments.  The  recorded  amounts of financial assets and liabilities at December 31, 2003 and 2002, approximate fair value due to the relatively  short period of time between  origination of the  instruments and their expected realization.

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

     Long-Lived  Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived  Assets," which the Company adopted  effective January
1, 2002. In  accordance  with SFAS No. 144,  long-lived  assets are reviewed for events or changes in  circumstances  that indicate that their carrying value may not be  recoverable.  Based on the Company's most recent  analysis,  the Company believes there is no impairment at December 31, 2003.

     Change in Accounting  for Goodwill.  Prior to the adoption of SFAS No. 142,
"Goodwill  and  Other  Intangible   Assets,"   goodwill  arising  from  our  API
acquisition  that took place on May 18, 2000,  was amortized on a  straight-line basis over five years and assembled  workforce was amortized on a  straight-line basis over three years (Note 3). The Company  adopted SFAS No. 142 on January 1,
2002.  As a result,  assembled  workforce  no longer meets the  definition  of a separately identified intangible asset under the provisions of SFAS No. 142, and the un-amortized  balance of $182,000 was reclassified as goodwill at January 1,
2002.  In accordance  with this  Standard,  the Company  ceased  amortizing  the goodwill  balance of $10.1  million from its 2000  acquisition  of  Applications
Partner,  Inc.  as of January 1, 2002 and there  were no other  indefinite  life intangible assets as of January 1, 2002. Goodwill of $5.8 million resulting from the  acquisition of eGrail in April 2002 and goodwill of $3.1 million  resulting from the acquisition of Shana in April 2003 is also not being amortized.

     In  accordance  with SFAS No.  142,  the  Company is  required to perform a two-step  transitional  impairment  review  each year.  Step one of this  review determines  whether  the fair  value  of each  reporting  unit is less  than its carrying amount as of the measurement  date. In the event that the fair value of each reporting unit was less than the carrying amount,  the step two of the test would be required to determine if the  carrying  value of goodwill  exceeded the implied  value.  The Company  engaged an  independent  valuation  firm to assist management  in  determining  the  business  enterprise  value  for  each  of its reporting  segments and to perform an impairment  analysis as of July 1, 2003 in accordance  with SFAS 142. The analysis  indicated  there was no  impairment  of goodwill  in any  of  the  reporting  segments.  As of  December  31,  2003,  no impairment of goodwill has been  recognized.  If estimates  change, a materially different impairment conclusion could result.

     Summarized below are the effects on net income (loss) per share data if the
Company had  followed  the  non-amortization  provisions  of SFAS No.142 for all periods presented (in thousands, except per share amounts):

  Year ended December 31,                                         2003             2002              2001
  Net income (loss):
     As reported                                             $  10,920         $  8,272        $  (16,622)
     Add:  goodwill and assembled
     workforce
     amortization, net of taxes                                      -                -             1,619  .

        Adjusted net income (loss)                           $  10,920         $  8,272        $  (15,003)

  Basic net income (loss) per share:
     As reported                                             $    0.30         $   0.23        $    (0.47)
     Add:  goodwill and assembled workforce
     amortization, net of taxes                                      -                -              0.04  .

        Adjusted basic net income (loss) per share           $    0.30         $   0.23        $    (0.43)

  Diluted net income (loss) per share:
     As reported                                             $    0.29         $   0.23        $    (0.47)
     Add:  goodwill and assembled workforce
     amortization, net of taxes                                      -                -              0.04  .

        Adjusted diluted net income (loss) per share         $    0.29         $   0.23        $    (0.43)

     Intangible  Assets.  The  acquisition  of eGrail in April 2002 and Shana in
April 2003 resulted in intangible assets. Acquired technology, technical manuals and design documents,  and customer relationships were assigned a useful life of five years and amortized on a straight-line basis as a cost of software revenue.
Non-compete  agreements have a useful life of three years and are amortized on a straight-line  basis as a cost of  software  revenue.  Patents  were  assigned a useful life of two years and amortized on a straight-line  basis as an operating expense.

     Revenue Recognition.  The Company accounts for the licensing of software in accordance  with the  American  Institute  of  Certified  Accountants  ("AICPA")
Statement of Position  ("SOP") 97-2,  "Software  Revenue  Recognition." We enter into contracts for the sale of our products and services.  The majority of these contracts  relate to single elements and contain  standard terms and conditions.
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

     For  arrangements  with  multiple  elements,  we  allocate  revenue to each element of a transaction  based upon its fair value as determined in reliance on vendor specific objective evidence. This evidence of fair value for all elements of an arrangement is based on the normal pricing and  discounting  practices for those  products  and  services  when  sold  separately.  If  fair  value  of any undelivered  element  cannot be determined  objectively,  the Company defers the revenue until all elements are delivered,  services have been performed or until fair value can objectively be determined.

     Customer  support  contracts  are  renewable on an annual basis and provide after-sale  support for the  Company's  software,  as well as software  upgrades under its  right to new  versions  program,  on a  when-and-if-available  basis.
Revenue from post-contract  customer support is recognized ratably over the term of the arrangement, which is typically 12 months.

     Professional  services  revenue  consists of consulting and  implementation services provided to end users of our software products and technical consulting services provided to our resellers.  Consulting  engagements average from one to three months. The Company does not make changes to the standard software code in the field.  Revenue from these services and from training  classes is recognized as such services are delivered and accepted by the customer. Revenue and cost is recognized using the percentage-of-completion  method for fixed-price consulting contracts.  However,  revenue and profit are subject to revision as the contract progresses and anticipated losses on fixed-price professional services contracts are recognized in the period when they become known.

     Product  Warranty.  The Company provides a 90-day warranty for its software products against substantial  non-conformance to the published  documentation at the time of delivery  and hardware  products  against  defects in materials  and workmanship. A provision for estimated warranty costs is recorded at the time of sale or license and the related  liability is  periodically  adjusted to reflect actual experience (Note 11).

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

     Earnings  (Loss) Per Share.  Basic  earnings  (loss) per share is  computed using the  weighted  average  number of common  shares  outstanding  during  the reporting  period.  Diluted  earnings  per share is computed  using the weighted average  number  of  common  shares  outstanding  plus the  dilutive  effect  of outstanding  stock options and shares issuable under the employee stock purchase plan using the treasury  stock  method.  Diluted loss per share  excludes  these adjustments, as the impact would be antidilutive (Note 5).

     Supplier  Concentrations.  Hardware  is no  longer  a  strategic  reporting segment for the  Company.  The  dependence  on  suppliers  is limited to Optical
Storage and  Retrieval  (OSAR)  devices  that  generate  minimal  revenue to the
Company.

     Stock-Based  Compensation.  The Company accounts for stock-based  awards to employees  using the  intrinsic  value  method  in  accordance  with  Accounting
Principles  Board  ("APB")  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees." No stock-based compensation expense was recorded in the consolidated statements of operations for the years ended  December 31, 2003,  2002 and 2001.

     The  following  table  summarizes  the  Company's net income (loss) and net income  (loss)  per share on a pro forma  basis  had  compensation  cost for the
Company's stock-based compensation plans been determined based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                               (In thousands, except per share amounts)
 December 31,                                                 2003              2002              2001
 Net income (loss), as reported                          $  10,920          $  8,272        $  (16,622)
  Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects               (7,429)           (8,735)          (12,381)
 Pro forma net income (loss)                             $   3,491          $   (463)       $  (29,003)

 Earnings per share:
     Basic earnings (loss) per share - as reported       $    0.30          $   0.23        $    (0.47)
     Basic earnings (loss) per share - pro forma         $    0.10          $  (0.01)       $    (0.83)

    Diluted earnings (loss) per share - as reported      $    0.29          $   0.23        $    (0.47)
    Diluted earnings (loss) per share - pro forma        $    0.09          $  (0.01)       $    (0.83)

     The fair  value of each  option  grant was  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                                                                                    .
                                                 2003                  2002                 2001    .
  Expected volatility                            58%                   68%                  78%
  Risk-free interest rates                  1.63% - 4.76%         2.0% to 4.61%         3.6% to 5.3%
  Expected life from vest date (years)            1                     1                    1
  Dividend                                        0%                    0%                   0%     .

     Pro forma  compensation cost of shares issued under the Employee  Qualified
Stock  Purchase Plan is measured  based on the discount from market value on the date of purchase in accordance with SFAS No. 123.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business  Combinations," which was effective  immediately.  SFAS No. 141 requires  that the purchase  method of accounting be used for all business  combinations  initiated after June 30, 2001 and it eliminated the pooling-of-interests method. The adoption of this standard did not  have a  significant  impact  on the  Company's  consolidated  financial statements.  The Company's April 2002  acquisition of certain assets and certain liabilities of eGrail,  Inc. and the Company's  April 2003  acquisition of Shana
Corporation were accounted for in compliance with this  pronouncement  (See Note
No.  3 to the  Notes  to  the  Audited  Consolidated  Financial  Statements  for
details).

     In June 2001, the FASB issued SFAS No. 142,  "Goodwill and Other Intangible
Assets," which we adopted  January 1, 2002.  SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for  impairment  at least  annually  and written down when impaired.  SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives, unless these lives are determined to be indefinite.  In  accordance  with this  standard,  the Company does not amortize goodwill and  indefinite  life  intangible  assets but evaluates  their carrying value  annually or when events or  circumstances  indicate  that their  carrying value may be  impaired.  As of the first day of July of each year,  goodwill  is tested for  impairment by  determining  if the carrying  value of each reporting unit exceeds its fair value.  The Company engaged an independent  valuation firm to determine the business  enterprise  value for each of our reporting  segments and to perform an impairment analysis as of July 1, 2003 in accordance with SFAS
142. The analysis  indicated  there was no  impairment of goodwill in any of the reporting  units.  As of December 31, 2003,  no  impairment of goodwill has been
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
121,  "Accounting  for the  Impairment of Long-Lived  Assets and for  Long-Lived
Assets to Be Disposed  Of," and is effective  for fiscal years  beginning  after
December 15, 2001. The adoption of this standard did not have a material  impact on the Company's consolidated financial statements.

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated  with  Exit  or  Disposal   Activities,"  which  addresses  financial
accounting and reporting for costs  associated with exit or disposal  activities and supersedes  EITF Issue 94-3,  "Liability  Recognition  for Certain  Employee
Termination  Benefits  and Other  Costs to Exit an Activity  (including  Certain
Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with exit or disposal  activities  be recognized  when they are incurred  rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company  adopted the provisions of SFAS No. 146 for exit or disposal activities  initiated after December 31, 2002. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

     In November  2002,  the FASB  issued FIN 45,  "Guarantor's  Accounting  and
Disclosure  Requirements  for  Guarantees,   Including  Indirect  Guarantees  of
Indebtedness of Others," an interpretation of FASB Statement Nos. 5, 57 and 107, and rescission of FIN 34, "Disclosure of Indirect  Guarantees of Indebtedness of
Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual  financial  statements  about its  obligations  under certain guarantees that it has issued. It also requires that a guarantor  recognize,  at the inception of a guarantee,  a liability for the fair value of the  obligation undertaken in issuing the  guarantee.  The  provisions  related to recognizing a liability at inception of the  guarantee  for the fair value of the  guarantor's obligations does not apply to product warranties or to guarantees  accounted for as  derivatives.  The initial  recognition  and  measurement  provisions of this interpretation  are  applicable on a prospective  basis to guarantees  issued or modified  after  December  31,  2002,  while  the  disclosure  requirements  are effective for financial  statements  for interim or annual  periods ending after
December 15, 2002.  The adoption of the  recognition  of provisions of FIN 45 in the  period  ended  December  31,  2003 did not have a  material  impact  on the
Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition  and  Disclosure," an amendment of SFAS No. 123.  This statement  amends SFAS No. 123,  "Accounting for Stock-Based  Compensation,"  to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  this statement amends the disclosure  requirements of SFAS No. 123 to require prominent  disclosures in both annual and interim  financial  statements about the method of accounting for  stock-based  employee  compensation  and the effect of the method used on  reported  results.  The  transition  guidance  and annual  disclosure  provisions  of SFAS No. 148 are  effective  for fiscal years ending after December 15, 2002. The interim disclosure  provisions are effective for  financial  reports  containing  financial  statements  for interim  periods beginning  after  December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
Interest  Entities." In general,  a variable  interest  entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity  investors  with voting rights or (b) has equity investors that do not provide sufficient  financial  resources for the entity to support  its  activities.  FIN 46  requires  a  variable  interest  entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to receive a
majority  of  the  entity's   residual   returns  or  both.  The   consolidation
requirements of FIN 46 apply  immediately to variable  interest entities created after  January 31, 2003.  With  respect to variable  interest  entities  created before January 31, 2003, in December 2003 the FASB issued FIN 46R, which,  among other  things,  revised the  implementation  date to the first  fiscal  years or interim  periods  ending  after March 15,  2004,  with the  exception of Special
Purpose Entities ("SPE").  The consolidated  requirements  apply to all SPE's in the first fiscal year or interim  period ending after  December 15, 2003. As the
Company  has  determined  that it  does  not  have  any  SPE's  to  which  these interpretations  apply,  the Company will adopt FIN 46R in the first  quarter of
2004.  The  Company  believes  the  adoption of FIN 46R will not have a material impact on its consolidated financial statements.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement No. 133 on
Derivative Instruments and Hedging Activities." SFAS No. 149 (1) clarifies under what  circumstances  a  contract  with  an  initial  net  investment  meets  the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133,
(2) clarifies when a derivative contains a financing  component,  (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing  pronouncements,  which will  collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 is effective for contracts and hedging  relationships entered into or modified  after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

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

     In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3 which deferred the  effective  dates for applying  certain  provisions of SFAS No. 150 related to mandatorily  redeemable  financial  instruments of certain  nonpublic entities and certain mandatorily redeemable  noncontrolling interests for public and nonpublic entities.

     For public entities,  SFAS No. 150 is effective for mandatorily  redeemable financial  instruments  entered  into or  modified  after  May 31,  2003  and is effective for all other  financial  instruments  as of the first interim  period beginning after June 15, 2003.

     For mandatorily redeemable  noncontrolling interests that would not have to be classified as liabilities by a subsidiary  under the exception in paragraph 9 of SFAS No. 150,  but would be  classified  as  liabilities  by the parent,  the
classification  and  measurement   provisions  of  SFAS  No.  150  are  deferred
indefinitely.  For other mandatorily  redeemable  noncontrolling  interests that were issued before November 5, 2003, the measurement  provisions of SFAS No. 150 are deferred indefinitely.  For those instruments,  the measurement guidance for redeemable shares and  noncontrolling  interests in other literature shall apply during the deferral period.

     SFAS No. 150 is to be implemented  by reporting the cumulative  effect of a change in  accounting  principle.  The Company  does not believe the adoption of
SFAS  No.  150  will  have  a  material  impact  on its  consolidated  financial statements.

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

                                                     eGrail, Inc.        Shana Corp.
     (In thousands)                                April 2, 2002      April 2, 2003 .
     Net tangible assets                                $    581           $  2,725
     Patents                                                  24                  -
     Goodwill                                              5,793              3,103
     Acquired technology                                   3,300              4,000
     Technical manuals and design documents                    -                600
     Customer maintenance relationships                        -                800
     In-process research and development                     400                  -
     Non-Compete Agreements                                    -                277
     Liabilities assumed                                    (739)            (2,494)
     Total purchase price                               $  9,359           $  9,011
     Less cash acquired                                        -               (938)
     Net cash paid                                      $  9,359           $  8,073 .

     The Company  allocated the purchase price for these  acquisitions  based on fair value.  Statement of Financial Accounting Concepts No. 7 defines fair value as the  amount  at which an asset  (or  liability)  could be bought or sold in a current transaction between willing parties,  that is, other than in a forced or liquidation sale.

     The valuation of the eGrail assets included $400,000 of in-process research and  development,  which was expensed  upon  acquisition  because  technological feasibility had not been established and no future alternative uses existed. New product development  underway at eGrail at the time of the acquisition  included the next  generation of their WCM product that was in the early stages of design and only 5% complete at the date of the  acquisition.  The cost to complete  the project was  estimated  at  approximately  $3.0 million to occur over a 12-month period.  As of March 31,  2003 the  project  was 100%  complete  and the Company incurred approximately $4.8 million of research and development expenses related to the project.  The acquired  technology  of $3.3 million was assigned a useful life of five years and  patents of $24,000  were  assigned a useful  life of two years. The remaining  purchase price of $6.0 million was primarily  allocated to tangible  assets and goodwill.  Goodwill of $5.8 million was tax  deductible for this asset purchase.

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

     In  accordance  with SFAS No. 142,  goodwill  for both the eGrail and Shana acquisitions  will not be amortized  and was reviewed for  impairment as part of the annual  analysis  performed in July 2003.  (See Note 4.) Goodwill from these acquisitions  was not  impaired at December  31,  2003.  Although  the  goodwill stemming  from the Shana  stock  purchase is  non-deductible  for  Canadian  tax purposes,  a Section  338(g)  election  will result in the  reduction of taxable income for U.S. tax purposes on this transaction. Goodwill is tax deductible for the eGrail asset purchase.

     Actual results of operations of the acquired  eGrail  business,  as well as assets and  liabilities  of the acquired  eGrail  business,  are included in the audited consolidated financial statements from the date of acquisition.  The pro forma results of operations data for 2002 presented below assume that the eGrail acquisition had been made at the beginning of fiscal 2002. The pro forma data is presented for informational  purposes only and is not necessarily  indicative of the results of future  operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of fiscal 2002. No pro forma  information has been presented for the Shana  acquisition,  as the result did not have a material impact on the financial statements of the Company during the reporting period.

                                                     (in thousands)
   December 31,                  2003 Actual        2002 Pro Forma

   Revenue                        $  364,505            $  347,769
   Net income                         10,920                 6,425
   Earnings per share:
      Basic                       $     0.30            $     0.18
      Diluted                     $     0.29            $     0.17

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

     Mr. Roberts made a payment in February 2003 of approximately $37,000 toward the accrued  interest balance in accordance with the terms and conditions of the
loan   agreement.   Mr.  Roberts  also  made  a  payment  in  December  2003  of approximately  $294,000 toward the principal loan balance of $1.9 million. As of
December 31, 2003,  FileNet has an outstanding  secured note receivable  balance from Mr. Roberts in the amount approximately of $1.6 million that relates to the above-referenced  loan and is  included  in  other  assets  on the  consolidated balance  sheet.  The  accrued  interest  balance  as of  December  31,  2003 was approximately $48,000.

     John Savage, a member of the Board and the Audit Committee of the Board, is
Managing Partner of Alliant Partners, which acted as financial advisor to eGrail in  connection  with  our  acquisition  of  assets  from  eGrail  and  was  paid approximately $500,000 by eGrail. Accordingly,  John Savage recused himself from all  discussions  related to the acquisition of eGrail assets by the Company and abstained from voting on the transaction.

Note 5   Earnings (Loss) Per Share

     The following  table is a  reconciliation  of the earnings (loss) and share amounts used in the  calculation of basic earnings  (loss) per share and diluted earnings (loss) per share.

                                                       (In thousands except per share amounts)
                                        Net Income (loss)        Shares      Per Share Amount
  Year ended December 31, 2003:
     Basic earnings per share                 $   10,920         36,532              $   0.30
     Effect of dilutive stock options                  -          1,557                     -
     Diluted earnings per share               $   10,920         38,089              $   0.29
  Year ended December 31, 2002:
     Basic (loss) per share                   $    8,272         35,590              $   0.23
     Effect of dilutive stock options                  -          1,119                     -
     Diluted (loss) per share                 $    8,272         36,709              $   0.23
  Year ended December 31, 2001:
     Basic earnings per share                 $  (16,622)        35,117              $  (0.47)
    *Effect of dilutive stock options                  -              -                     -
     Diluted earnings per share               $  (16,622)        35,117              $  (0.47)

     *Note - Options to purchase 3,284,849 shares of common stock in fiscal 2001 were  outstanding  during the year but were not included in the computation of diluted income per share as their effect was antidilutive (See Note 14).

Note 6   Accumulated Other Comprehensive Operations

     Accumulated other  comprehensive  operations for each of the three years in the period ended December 31 are comprised of the following:

                                                                            (In thousands)
                                          Foreign                             Accumulated
                                         Currency         Unrealized                Other
                                      Translation            Holding        Comprehensive
                                       Adjustment      Gains (Losses)          Operations

  Balance, December 31, 2003          $    5,645             $   (53)          $    5,592
     Current Period Changes               12,093                (119)              11,974
  Balance, December 31, 2002              (6,448)                 66               (6,382)
     Current Period Changes                7,631                  27                7,658
  Balance, December 31, 2001             (14,079)                 39              (14,040)
     Current Period Changes               (3,056)                 77               (2,979)
  Balance, January 1, 2001            $  (11,023)            $   (38)          $  (11,061)

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

                                                                         (In thousands)
  Investment securities available for sale:                    2003               2002
    Cost                                                  $  44,970          $  54,945
    Gross unrealized gains                                        -                107
    Gross unrealized losses                                     (12)                 -
    Estimated fair value                                  $  44,958          $  55,052

     There were no  significant  realized  gains or losses  for the years  ended
December  31,  2003,  2002 and 2001.  Unrealized  holding  gains  and  losses on investments,  net of  tax,  are  included  in  accumulated  other  comprehensive operations  in  stockholders'  equity at December 31, 2003 and 2002,  and were a
$53,000 loss and a $66,000 gain, respectively.  The change year over year was an unrealized loss of $119,000, net of tax.

     The contractual maturities of investments at December 31, 2003 and 2002 are shown below.  Actual maturities may differ from contractual  maturities  because the issuer of the securities may have the right to repurchase  such  securities.
The Company  classifies  short-term  investments in current assets,  as all such investments are available for current operations.

                                                                             (In thousands)
                                               2003                          2002          .
                                                    Estimated                    Estimated
                                         Cost      Fair Value          Cost     Fair Value
  Debt Securities
    Due in one year or less:
       Short-term munis-taxable     $   8,313       $   8,324     $   4,227      $   4,232
       Commercial paper                     -               -             -              -
       Corporate                        8,442           8,440         4,659          4,681
       Governments/Agencies            15,526          15,522        20,244         20,275
          Total                        32,281          32,286        29,130         29,188
  Due in one to three years:
       Short-term munis-taxable             -               -         2,315          2,329
       Commercial paper                     -               -             -              -
       Corporate                        2,189           2,182             -              -
       Government/Agencies             10,500          10,490        23,500         23,535
          Total                        12,689          12,672        25,815         25,864
  Grand Total                       $  44,970       $  44,958     $  54,945      $  55,052

Note 8   Inventories

     Inventories consisted of the following at December 31:

                                                             (In thousands)
                                                      2003            2002
           Raw materials                        $      102      $    1,538
           Work-in-process                               -             979
           Finished goods                              426              51
           Total                                $      528      $    2,568

Note 9   Property

     Property consisted of the following at December 31:

                                                                         (In thousands)
                                                                  2003            2002
        Machinery, equipment and software                   $  127,265      $  118,723
        Furniture and fixtures                                  14,350          13,213
        Leasehold improvements                                  24,344          23,416
          Total property                                       165,959         155,352
        Less accumulated depreciation and amortization        (139,037)       (120,711)
        Property, net                                       $   26,922      $   34,641

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

     Expenses related to operating leases were $13.8 million,  $16.0 million and
$17.5  million  for  the  years  ended   December  31,  2003,   2002  and  2001,
respectively.  The following  table  summarizes  future  minimum lease  payments required under operating leases at December 31, 2003:

                                             (In thousands)
                2004                            $   12,518
                2005                                10,579
                2006                                10,027
                2007                                 9,282
                2008                                 8,232
                Thereafter                           6,548
                Total                           $   57,186

     The Company  continues to invest in  technology  equipment and software for
research  and  development  and  for  information  systems   infrastructure  and
telecommunications. These investments have been funded through operating leases, capital  leases and cash  purchases.  In July 2001,  the Company  converted  its outstanding  leases  associated with these  investments  into an  eighteen-month capital  lease with a value of $2.6  million.  No future lease  commitments  are required under this lease at December 31, 2003.

     The Company  licenses  certain software from third parties with contractual arrangements  that require future payment  obligations.  These  obligations were
$2.1 million, $3.8 million and $3.4 million at December 31, 2003, 2002 and 2001, respectively,  and were due the  following  year.  The  Company  entered  into a development  contract with a third party vendor during 2003.  The obligation was
$2.1 million at December 31, 2003.

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

                                                                                              .
                                      Balance at                                   Balance at
                                       Beginning                                          End
                                       of Period      Additions     Deductions      of Period .
  Year ended December 31, 2003:
     Warranty reserves                    $  728            964          1,213         $  479
  Year ended December 31, 2002:
     Warranty reserves                       772          1,146          1,190            728
  Year ended December 31, 2001:
     Warranty reserves                    $  764          1,801          1,793         $  772 .

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

     Year ended December 31,                                 2003         2002         2001
     Net income (loss):
        As reported                                     $  10,920     $  8,272    $ (16,622)
        Add:  goodwill and assembled
        workforce
        amortization, net of taxes                              -            -        1,619 .

         Adjusted net income (loss)                     $  10,920     $  8,272    $ (15,003)

     Basic net income (loss) per share:
        As reported                                     $    0.30     $   0.23    $   (0.47)
        Add:  goodwill and assembled workforce
        amortization, net of taxes                              -            -         0.04 .

         Adjusted basic net income (loss) per share     $    0.30     $   0.23    $   (0.43)

     Diluted net income (loss) per share:
        As reported                                     $    0.29     $   0.23    $   (0.47)
        Add:  goodwill and assembled workforce
        amortization, net of taxes                              -            -         0.04 .

         Adjusted diluted net income (loss) per share   $    0.29     $   0.23    $   (0.43)

     A portion of goodwill and intangible assets were allocated to the Company's
Ireland  subsidiary and therefore the following tables reflect amounts resulting from foreign exchange translation.

     The following  table presents the changes in goodwill by reporting  segment during 2003, 2002 and 2001(in thousands):

                                                                                                                       .
                                       Balance at                                                 Foreign   Balance at
                                        Beginning                                                Currency          End
                                        of Period      Acquired     Amortized    Adjustments         Gain    of Period
Year ended December 31, 2003:           $  16,907      $  3,103     $       -      $   4,132     $  2,028    $  26,170

Software                                    9,187         2,070             -          2,756        1,177       15,190
Customer Support                            3,962           580             -            773          446        5,761
Professional Services and Education         3,758           453             -            603          405        5,219

Year ended December 31, 2002:           $   9,953      $  5,793     $       -      $     182     $    979    $  16,907

Software                                    4,914         3,654             -             90          529        9,187
Customer Support                            3,271           406             -             60          225        3,962
Professional Services and Education         1,768         1,733             -             32          225        3,758

Year ended December 31, 2001:           $  13,146      $      -     $  (3,193)     $       -     $      -    $   9,953

     Goodwill  acquired  during 2003 was due to the Shana  acquisition  in April
2003. Adjustments to goodwill in 2003 included $1.7 million for the write-off of a prepaid  royalty and the  recognition  of a $2.3  million  deferred tax asset.
Prior to the Shana  acquisition,  FileNet  licensed the eForms  technology  from
Shana under an  agreement  that  resulted in a prepaid  royalty.  The  remaining balance of this prepaid  royalty fee was  considered  additional  investment  in
Shana and was  allocated  to goodwill.  A deferred tax asset was recorded  under purchase  accounting  for the  estimated  future tax  effects of the  identified intangibles with a corresponding entry to goodwill of $1.7 million. A portion of the Shana  goodwill was allocated to the Company's  subsidiaries  in Ireland and
Canada resulting in foreign currency gain and loss exposure.  Goodwill  acquired during  2002 was due to the eGrail  acquisition  in April 2002.  Adjustments  to goodwill  in  2002  included  a  reclassification  of  the  assembled  workforce intangible  to goodwill  at January 1, 2002 as a result of the  adoption of SFAS
142. A portion of the eGrail  goodwill was booked to the Company's  subsidiaries in  Ireland  resulting  in foreign  currency  gain and loss  exposure.  Goodwill acquired in 2000 due to the API  acquisition  amortized  by  approximately  $3.1 million during 2001 before the Company  adopted SFAS 142 on January 1, 2002. All goodwill due to the API acquisition was allocated to the U.S. subsidiary.

     Acquired  technology,  technical  manuals  and design  documents,  customer maintenance relationships,  patents and non-compete agreements are the Company's only intangible  assets subject to  amortization  under Statement No. 142.

     These  assets  were  recorded  in  connection  with the April  2002  eGrail acquisition  and the April  2003 Shana  acquisition,  and are  comprised  of the following as of December 31, 2003 (in thousands):

                                                                                                                   .
                                           Balance at                                      Foreign      Balance at
                                            Beginning                                     Currency             End
                                            of Period       Acquired      Amortized           Gain       of Period

Total year ended December 31, 2003:         $   3,029      $   5,677      $  (1,842)     $   1,115       $   7,979

Acquired technology and other intangibles       3,015          5,400         (1,739)         1,072           7,748
Non-compete agreements                              -            277            (90)            40             227
Patents                                            14              -            (13)             3               4

Total year ended December 31, 2002:         $       -      $   3,325      $    (544)     $     248       $   3,029

Acquired technology and other intangibles           -          3,300           (532)           247           3,015
Non-compete agreements                              -              -              -              -               -
Patents                                             -             25            (12)             1              14

Total year ended December 31, 2001:         $       -      $       -      $       -      $       -       $       -

     Acquired  technology is being  amortized  over a useful life of five years, patents  are being  amortized  over a useful  life of two years and  non-compete agreements  are being  amortized  over three  years.  Amortization  expense  for amortizing  intangible  assets was  $1,695,000  for 2003 and  $523,000  for 2002
(excluding  foreign  exchange  effect).  Estimated future  amortization  expense
(excluding  foreign  exchange  effect)  of  purchased  intangible  assets  as of
December 31, 2003 is as follows (in thousands):

                  Fiscal Year              Amount
                         2004           $   2,128
                         2005               2,091
                         2006               2,023
                         2007               1,428
                         2008                 309
                   Thereafter                   -
                                        $   7,979

Note 13   Borrowing Arrangements

     On June 27, 2003 the Company's $5.0 million  multi-currency  revolving line of credit expired in accordance  with its terms and was not renewed  because the cost of  carrying  the line did not  justify  the  level of usage.  The  Company
believes  it  will  be  able  to  meet  escrow  needs   through   existing  bank
relationships in the United States and internationally.

Note 14   Stockholders' Equity

     Shareholder  Rights Plan. In October 1988, the Company  declared a dividend of one common stock purchase right for each outstanding share of common stock. A right may be  exercised  under  certain  circumstances  to purchase one share of common stock at an exercise  price of $87.50,  subject to certain  anti-dilution adjustments.  The rights  become  exercisable  if and when a person (or group of affiliated or associated  persons) acquire 15% or more of FileNet's  outstanding common stock,  or announces an offer that would result in such person  acquiring
15% or more of FileNet's common stock. After the rights become exercisable, each right  will  entitle  its holder to buy a number of shares of  FileNet's  common stock having a market value of twice the exercise price of the rights. After the rights become  exercisable,  if FileNet is a party to certain merger or business combination  transactions  or  transfers  50% or more of its assets or  earnings power (as defined), each right will entitle its holder to buy a number of shares of common stock of the  acquiring or surviving  entity  having a market value of twice the exercise price of the right.  The rights expire  November 17, 2008 and may be  redeemed  by  FileNet  at one cent per  right at any time up to ten days after a person has  announced  that they have  acquired 15% or more of FileNet's common stock.

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
income in connection with the Purchase Plans. At December 31, 2003, $846,378 had been withheld from  employees'  salaries  pursuant to the Purchase Plans for the current offering period,  which expires on April 30, 2004. At December 31, 2003, approximately 795,198 shares remained available for future issuance.

     Stock  Option  Plans.  In April 1986,  the  Company  adopted the 1986 Stock
Option Plan (the "1986 Plan"). Under the amended terms of the 1986 Plan, options to purchase  6,500,000  shares of the  Company's  common stock were reserved for issuance to employees, officers and directors. Options to purchase 18,110 common shares were  exercisable  under the 1986 Plan at December 31, 2003. In May 1995, the 1986 Plan was  terminated as to future  grants and the remaining  reserve of
140,098  shares was  transferred  into the 1995 Stock Option Plan ("1995 Plan").
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

     In May 1995, the Company adopted the 1995 Plan.  Under the amended terms of the 1995 Plan,  options to purchase  8,350,000  shares of the  Company's  common stock were  reserved for issuance to  employees,  officers and  directors.  This reserve was added to the 140,098  shares of common  stock  transferred  from the
1986 Plan.  Options  granted  under the 1995 Plan's  Discretionary  Option Grant
Program for employees and the Automatic  Option Grant Program for directors have an exercise  price per share of 100% of the fair  market  value per share on the grant date and become exercisable in 25% annual installments  beginning one year from the date of grant.  On October 21, 1999,  the Plan's  Discretionary  Option
Program was amended to change the vesting  schedule of all options  granted from that date forward to vest  twenty-five  percent (25%) of the option shares after twelve (12) months of service from the grant date and the balance of the options to vest in thirty-six (36) successive equal monthly installments upon completion of each  additional  month of service  thereafter.  On May 7, 2003, the Plan was
amended  to  prohibit,   without  prior  stockholder  approval,  the  repricing,
replacement or regranting  through  cancellation or lowering the option exercise price of any  outstanding  options  granted  under the Plan.  As of December 31,
2003, 4,223,003 options were exercisable under the 1995 Plan.

     Prior  to  their  merger  with  FileNet  in March  1996  and  August  1995, respectively, Saros and Watermark Software, Inc. had adopted stock option plans.
The  Company  assumed  the Saros  Plan and the  Watermark  Plan and  outstanding options were  converted  into options to purchase an aggregate of 975,976 shares of FileNet common stock.  Outstanding options under these plans will continue to be governed by the provisions of the agreements  evidencing those grants. To the extent any of those  outstanding  options terminate or expire prior to exercise, the shares  subject  to those  unexercised  options  will not be  available  for subsequent  option  grant.  At December 31, 2003, a total of 2,977  options were outstanding and exercisable  under the Saros Plan. No shares remain  outstanding or exercisable under the Watermark Plan.

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

     In  August  1997,  the  Company  filed a Form S-8 with the  Securities  and
Exchange  Commission  registering a Non-Statutory  Stock Option Grant of 600,000 shares, dated May 22, 1997, to the Company's current Chief Executive Officer and a Non-Statutory  Stock Option Grant of 160,000  shares,  dated June 18, 1997, to the Company's  current  President.  In April 2001,  the Company filed a Form S-8 with the Securities and Exchange  Commission  registering a Non-Statutory  Stock
Option Grant of 140,000  shares,  dated  September  13, 2000,  to the  Company's current Chief Financial Officer.  Such grants were in accordance with employment agreements entered into by the Company and the grantees.  In September 2003, the
Company's Chief Marketing Officer was granted a Non-Statutory Stock Option Grant of 100,000 shares. (These options were subsequently cancelled in March 2004 upon termination of the employment of the Chief Marketing Officer). The non-statutory options  granted  prior to October 21, 1999 have an exercise  price per share of
100% of the fair  market  value  per  share on the date of grant and vest in 25%
installments  beginning one year from the date of grant and will expire no later than ten years from the date of grant. The  non-statutory  options granted after
October  21,  1999 have an  exercise  price per share of 100% of the fair market value  per  share  on the  date of  grant  and  vest in  installments  with  25%
exercisable  after  twelve  months of service  and the  balance  exercisable  in thirty-six (36) successive  equal monthly  installments  upon completion of each additional  month of service  thereafter and will expire no later than ten years after the grant date. As of December 31, 2003,  459,532 options were exercisable related  to  these  Non-Statutory  Stock  Option  Grants  and  414,218  had been exercised to date.

     In May 2002, the Company  adopted the 2002 Incentive  Award Plan (the "2002
Plan").  Under the terms of the 2002 Plan,  options to purchase 1,400,000 shares of the  Company's  common stock were  reserved  for  issuance to key  employees, consultants  and  independent  directors,  of which only  140,000  shares may be issued as restricted  stock.  In May 2003,  stockholders  approved an additional
1,400,000  shares  to the  reserve.  Options  granted  under  the 2002  Plan for independent directors,  consultants and key employees have an exercise price per share of 100% of the fair market value per share on the grant date.  Options for key employees and consultants  become exercisable as to 25% of the option shares after  twelve  months of  service  from the grant  date and the  balance  of the options in thirty-six (36) successive equal monthly installments upon completion of  each  additional  month  of  service  thereafter.  Options  for  independent directors  become  exercisable as to 25% per year on each of the first,  second, third and fourth  anniversary  provided the director continues as an independent director on each such  anniversary.  Additionally,  on May 7, 2003, the Plan was amended  to  prohibit,  without  prior  stockholder  approval,  the  re-pricing, replacement or re-granting through  cancellation or lowering the option exercise price of any  outstanding  options  granted  under the Plan.  As of December 31,
2003, 281,693 options were exercisable under the 2002 Plan.

     Information regarding all stock option plans is as follows:

                                                                      Number of    Weighted Average
                                                                        Options      Exercise Price
Balances, January 1, 2001                                             6,356,092          $    14.64
            Granted (weighted average fair value of $9.30)            2,442,985               16.88
            Exercised                                                  (485,270)               9.74
            Cancelled                                                  (303,354)              16.45
Balances, December 31, 2001                                           8,010,453          $    15.56
            Granted  (weighted average fair value of $7.02)           1,559,230               13.63
            Exercised                                                  (286,114)               9.56
            Cancelled                                                  (577,253)              21.42
Balances, December 31, 2002                                           8,706,316          $    15.12
            Granted  (weighted average fair value of $9.33)             799,100               19.97
            Exercised                                                (1,552,892)              11.31
            Cancelled                                                  (309,811)              17.21
Balances, December 31, 2003                                           7,642,713          $    16.32

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                                                                    .
                                          Options Outstanding                 Options Exercisable   .
                                               Weighted
                                                Average      Weighted                      Weighted
                                              Remaining       Average                       Average
             Range of            Number     Contractual      Exercise          Number      Exercise
       Exercise Price       Outstanding     Life (Years)        Price     Exercisable         Price
  $  1.39 to  $  9.00         1,106,956            3.84     $    7.96       1,106,706     $    7.96
  $  9.17 to  $ 12.86         1,478,378            7.51         12.06         712,799         11.41
  $ 12.97 to  $ 14.19         1,374,288            7.39         13.47         698,056         13.56
  $ 14.39 to  $ 18.45         1,399,093            7.30         16.80         824,038         16.85
  $ 19.53 to  $ 23.94         1,363,854            6.76         22.50       1,062,763         22.76
  $ 24.88 to  $ 41.84           920,144            6.91         27.60         580,953         28.15
  $  1.39 to  $ 41.84         7,642,713            6.71     $   16.32       4,985,315     $   16.21

     The Company accounts for its stock-based  compensation  plans in accordance with APB No. 25 and related  interpretations.  Stock-based  compensation expense was recorded for only one non-employee  contractor working in the United Kingdom
during  2003.  No   stock-based   compensation   expense  was  recorded  in  the
consolidated  statements of operations for the years ended December 31, 2002 and
2001, respectively.

     The  following  table  summarizes  the  Company's net income (loss) and net income  (loss)  per share on a pro forma  basis  had  compensation  cost for the
Company's stock-based compensation plans been determined based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                                                                                            .
(In thousands, except per share amounts)                   2003          2002          2001 .
 Net income (loss), as reported                       $  10,920      $  8,272     $ (16,622)
  Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards, net
  of related tax effects                                 (7,429)       (8,735)      (12,381)
 Pro forma net income (loss)                              3,491          (463)      (29,003)

 Earnings per share:
  Basic earnings (loss) per share - as reported       $     .30      $   0.23     $   (0.47)
  Basic earnings (loss) per share - pro forma         $     .10      $  (0.01)    $   (0.83)

  Diluted earnings (loss) per share - as reported     $     .29      $   0.23     $   (0.47)
  Diluted earnings (loss) per share - pro forma       $     .09      $  (0.01)    $   (0.83)

     The fair  value of each  option  grant was  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                                                                                 .
                                                 2003                2002                 2001   .

     Volatility Factor                           58%                 68%                  78%
     Risk-free Interest Date                1.63% - 4.76%        2.0% - 4.60%         3.6% - 5.3%
     Expected Life from Vest Date (years)         1                   1                    1
     Dividend                                     0%                  0%                   0%    .

     Pro forma  compensation cost of shares issued under the Employee  Qualified
Stock  Purchase Plan is measured  based on the discount from market value on the date of purchase in accordance with SFAS No. 123.

     Retirement of Shares. In September 2001,  375,700 shares were cancelled and retired as part of a litigation settlement (Note 17).

Note 15   Income Taxes

     The provision for income taxes at December 31, 2003, 2002 and 2001 consists of the following:

                                                          (In thousands)
  Year ended December 31,          2003            2002            2001
  Current:
       Federal                 $  7,428       $  (2,126)      $    (324)
       State                        885             235           1,261
       Foreign                    1,825           2,740           2,716
  Deferred:
       Federal                   (4,520)          1,276          (4,550)
       State                     (1,371)            353          (3,736)
       Foreign                        -               -               -
  Total provision (benefit)    $  4,247       $   2,478       $  (4,633)

     Income (loss) before income taxes consists of the following components:

                                                           (In thousands)
           Year ended December 31,       2003        2002           2001
           United States            $   9,272   $    (307)    $  (17,442)
           Foreign                      5,895      11,057         (3,813)
             Total                  $  15,167   $  10,750     $  (21,255)

     A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

                                                                                                 .
     Year ended December 31,                                 2003           2002           2001  .
     Income taxes (benefit), at statutory federal rate         35%            35%          (35)%
     State taxes (benefit), net of federal benefit             (2)             3            (7)
     Tax rate differential on foreign earnings                 (1)           (10)           13
     Change in valuation allowance                              -              -             6
     R and D Credit                                            (7)            (7)           (3)
     Other                                                      3              2             4   .
     Total                                                     28%            23%          (22)%

     Deferred income taxes reflect the net tax effects of temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. The income tax effects of these temporary  differences  representing  significant portions of the deferred taxes at December 31, 2003 and 2002 are as follows:

                                                                   (In thousands)
    Year ended December 31,                               2003              2002
    Deferred taxes:
         Loss carryforwards                         $   20,254        $   23,391
         Tax credit carryforwards                       15,980            11,408
         Accrued expenses                                3,608             3,321
         Sales returns and allowance reserves              405               405
         Deferred revenue                               10,209             4,035
         Depreciable assets and amortizable assets       4,060             5,996
         Other                                          (3,667)           (2,122)
    Total                                               50,849            46,434
    Valuation allowance                                (24,297)          (23,840)
    Net deferred tax asset                          $   26,552        $   22,594

     The Company maintains a valuation allowance against the domestic portion of the deferred tax asset due to uncertainty  regarding the future  realization and after weighing all available evidence.  The net increase (decrease) in the total valuation  allowance was $457,000,  $(844,000) and $1,316,000  during 2003, 2002 and 2001,  respectively.  As of  December  31,  2003,  the Company has a net tax
deferred  asset of  approximately  $26.6  million and a valuation  allowance  of approximately $24.3 million.  The Company will continue weighing various factors
throughout   the  year  to  assess  the  need  for  any   valuation   allowance.
Recoverability   of  the   deferred   tax  assets  is   dependent  on  continued
profitability  from  operations.  Should the  Company's  level of  profitability continue as expected,  it would likely remove the entire valuation  allowance in
2004. The Company would realize a one-time,  non-cash  benefit by decreasing its tax expense (causing an increase in earnings) by approximately  $10.0 million to
$14.0  million.  Additionally,  the Company  would  record a non-cash  charge to increase additional reported paid-in capital by approximately $9.0 million.

     The net  deferred  asset at  December  31,  2003,  includes a $2.3  million deferred tax liability recorded in the purchase accounting entries for the April
2003 Shana stock acquisition.

     The  Company  has  $50.1  million   domestic  federal  net  operating  loss
carryforwards  that  can be  utilized  to  reduce  future  taxable  income.  Any unutilized  net operating  loss  carryforward  will begin  expiring in 2013. The
Company has $15.9 million tax credit  carryforwards  that will begin expiring in
2004.

     At December 31, 2003, the Company had French, Canadian,  Irish, Swedish and
Austrian tax loss carryforwards  relating to its foreign  subsidiary  operations that total approximately $4.2 million that will begin expiring in 2005.

     No  provision  has been  made for  federal  or  state  income  taxes on the unremitted  earnings of the Company's  foreign  subsidiaries  (cumulative  $63.7 million at December 31, 2003) since the Company plans to  indefinitely  reinvest all such earnings offshore.  At December 31, 2003, the unrecognized deferred tax liability for these earnings was approximately $24.4 million.

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

     The Company's  reportable  operating  segments include Software,  Hardware,
Customer  Support,  and  Professional  Services  and  Education.   The  Software
operating segment develops,  markets, and sells a unified platform and framework for ECM software and solutions.  The Hardware operating segment manufactures and markets the  Company's  line of OSAR  libraries.  The Customer  Support  segment provides after-sale support for software, as well as providing software upgrades under the Company's right to new versions program. The Professional Services and
Education segment provides  fee-based  implementation  and technical  consulting services  related to the  Company's  standard  products and  post-implementation training services.

     The accounting policies of the Company's operating segments are the same as those described in Note 2 - Summary of Significant  Accounting Policies - except that the disaggregated  financial results of the segments reflect  allocation of certain functional  expense  categories  consistent with the basis and manner in which Company management internally  disaggregates financial information for the purpose  of  assisting  in making  internal  operating  decisions.  The  Company evaluates performance based on stand-alone segment operating income. Because the
Company  does not  evaluate  performance  based on the  return  on  assets or on interest income at the operating  segment level,  assets and interest income are not tracked internally by segment. Therefore, such information is not presented.

     Operating  segment data for the three years ended December 31, 2003, was as follows:

                                                                                           (In thousands)
                                                               Professional
                                                    Customer   Services and
                                       Software      Support      Education     Hardware    Consolidated
 Year Ended December 31, 2003
 Revenue                            $   149,214   $  164,772      $  48,061     $  2,458      $  364,505
 Depreciation and amortization           10,725        5,724          2,827          102          19,378
 Operating (loss) income                (58,409)      70,780           (542)        (746)         11,083
 Assets                                       -            -              -            -         391,848
 Capital expenditures                     5,196        2,844          1,107           30           9,177
 Year Ended December 31, 2002
 Revenue                            $   132,508   $  149,847      $  56,959     $  7,703      $  347,017
 Depreciation and amortization           10,215        7,527          3,550          296          21,588
 Operating (loss) income                (51,413)      60,258         (3,212)         (92)          5,541
 Assets                                       -            -              -            -         328,036
 Capital expenditures                     5,146        3,881          1,601          197          10,825
 Year Ended December 31, 2001
 Revenue                            $   119,014   $  132,382      $  69,186     $ 14,028      $  334,610
 Depreciation and amortization           10,835        8,540          4,377          597          24,349
 Operating income                       (59,296)      39,336         (3,259)        (539)        (23,758)
 Assets                                       -            -              -            -         301,639
 Capital expenditures                     7,077        4,161          2,477          360          14,075

     Revenue is  attributed  to  geographic  areas based on the  location of the entity to which the  products or services  were sold.  The  operation in Ireland functions  as a  manufacturing  and  service  center for  non-United  States and non-Latin  America  customers.  An allocation of its assets among the geographic segments  is  not  prepared  for  management  reporting.  All  other  geographic locations  include  South  America,  the  Middle  East and  Africa.  Information
concerning  principal  geographic  areas in which the  Company  operates  was as follows:

                                                                                               (In thousands)
 Year ended December 31,                    2003                      2002                        2001       .
                                   Revenue       Assets      Revenue       Assets       Revenue        Assets
 North America:
    United States               $  257,100   $  283,073   $  251,447   $  251,928    $  244,902    $  234,408
    Canada                           7,971       22,627        5,581        5,398         6,787         6,143
    Total North America            265,071      305,700      257,028      257,326       251,689       240,551

 Europe:
    France                           6,166        2,111        6,593        2,086         7,800         1,753
    Germany                         29,074        6,985       22,174        3,632        19,565         5,920
    United Kingdom                  18,930       20,810       22,950       18,145        16,851        18,275
    Ireland                              -       39,742            -       37,114             -        26,925
    Other Europe                    29,647        5,954       26,236        4,902        27,901         5,320
    Total Europe                    83,817       75,602       77,953       65,879        72,117        58,193

 Asia Pacific                       12,171       10,546        9,916        4,831         7,968         2,895
 All other                           3,446            -        2,120            -         2,836             -
 Totals                         $  364,505   $  391,848   $  347,017   $  328,036    $  334,610    $  301,639

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

     Subsequent  to  December  31,  1998,  the  former   shareholders  of  Saros
Corporation,  a former  wholly owned  subsidiary of FileNet that was merged with the Company,  filed a demand for mandatory  arbitration to release approximately
375,700 shares of the Company's  stock which were held in escrow pursuant to the
Agreement and Plan of Merger dated  January 17, 1996 among FileNET  Corporation,
FileNet  Acquisition  Corporation  and Saros  Corporation  and for damages.  The
Company and the agent for the former Saros Shareholders  ("Shareholders' Agent")
had agreed to mediate the matter,  but the  Shareholders'  Agent  cancelled  the mediation  prior to the  scheduled  date and  renewed  the demand for  mandatory arbitration. A binding arbitration proceeding took place during the period March
5, 2001 through  March 23,  2001.  On April 24, 2001 the  arbitrators  issued an interim decision denying all claims asserted by the Shareholders'  Agent against the Company,  sustaining all claims asserted by the Company, and awarding all of the  shares  of  stock  held in  escrow  to the  Company.  On June 7,  2001  the arbitrators issued a final award that reiterated the principal rulings set forth in the interim  decision  and awarded all of the stock held in the escrow to the
Company. The final award further determined that the escrowed shares provide the exclusive  source for the Company's  recovery of its  attorneys'  fees and costs from the former  stockholders of Saros.  These shares were cancelled and retired when the Company  received the  certificates  from the escrow agent in September
2001.

     In the  normal  course of  business,  the  Company  is  subject  to routine litigation  and claims  incidental  to  business.  While the results of existing litigation and claims cannot be predicted with certainty,  the Company  believes that the final  outcome  of these  matters  will not have a  materially  adverse effect on its consolidated results of operations or financial conditions.

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

     In  connection  with  certain   facility   leases  and  other   performance
guarantees,  the  Company  has  guaranteed  payments  on  behalf  of some of its subsidiaries.  To provide subsidiary  guarantees,  the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately  $1.6  million  issued in local  currency in Europe and Asia as of
December 31, 2003. Approximately $587,000 of the $1.6 million is secured by cash
deposit.   Furthermore,  the  Company  has  signed  an  indemnity  letter  as  a performance  guarantee  to a  certain  customer  in  Europe  in  local  currency equivalent to $180,000 as of December 31, 2003.

     The Company  indemnifies  its directors and officers to the maximum  extent permitted under the laws of the State of Delaware.

     The Company has not recorded a liability for the guarantees and indemnities described above in the accompanying  consolidated  balance sheet and the maximum amount of potential future payments under such guarantees and indemnities is not determinable,  other than as described  above.  The Company's  product  warranty liability  as of  December  31, 2003 is  disclosed  in this  footnote  under the heading "Product Warranties."

Note 19   Other Financial Instruments

     The Company  enters into  forward  foreign  exchange  contracts on the last business day of each quarter - all maturing in three months.

     The  following  table  summarizes  the  notional  amounts of the  Company's foreign currency agreements entered into on December 31, 2003 and 2002:

                                                                                           .
 At December 31,                       2003                                  2002          .
                            Notional          Notional            Notional         Notional
                              Amount            Amount              Amount           Amount
                           Purchased              Sold           Purchased             Sold
 European              $  17,907,065     $  11,888,699       $  16,721,200     $  4,128,147
 Australian                        -           116,072              47,149                -
 Asian                     1,791,763                 -           1,648,157                -
 Canadian                          -         7,878,703             574,604                -
 Total                 $  19,698,828     $  19,883,474       $  18,991,110     $  4,128,147

     The following  table  summarizes  the amounts due to (from) the Company for realized gains (losses) on the Company's  foreign  exchange  contracts closed on
December 31, 2003 and 2002 that were  $656,210 and $952,917,  respectively.  The actual settlement with the banks occurs in January of the following year.

                                                            .
      At December 31,              2003                2002 .
      European               $  984,788          $  962,247
      Australian                (16,573)            (12,531)
      Asian                       5,800               8,747
      Canadian                 (317,805)             (5,546)
      Total                  $  656,210          $  952,917 .

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

                                                                    (In thousands, except per share amounts)
                                               First       Second        Third        Fourth         Fiscal
                                             Quarter      Quarter      Quarter       Quarter           Year
  Year ended December 31, 2003:
     Revenue                               $  87,049    $  87,117    $  89,389     $ 100,950      $ 364,505
     Gross profit                             62,390       63,206       64,516        75,462        265,574
     Income before income taxes                1,908        1,964        3,453         7,842         15,167
     Net income                                1,336        1,452        2,486         5,646         10,920
     Basic earnings per share                   0.04         0.04         0.07          0.15           0.30
     Diluted earnings per share                 0.04         0.04         0.06          0.14           0.29

  Year ended December 31, 2002:
     Revenue                               $  86,241    $  88,227    $  83,102     $  89,447      $ 347,017
     Gross profit                             58,692       60,974       58,316        63,459        241,441
     Income (loss) before income taxes         1,818        2,205        1,804         4,923         10,750
     Net income (loss)                         1,364        1,734        1,389         3,785          8,272
     Basic earnings (loss) per share            0.04         0.05         0.04          0.11           0.23
     Diluted earnings (loss) per share          0.04         0.05         0.04          0.10           0.23

Note 21   Subsequent Events

     The Company awarded 560,800 stock options with an option price of $28.19 to
301 employees during Q1 2004. This grant was made under the 2002 Incentive Award
Plan.  These  shares  vest  over a  four-year  period  and will be  reported  in accordance with APB 25 and FASB 123. This transaction is unaudited.  The Company also awarded  132,500  shares of  restricted  stock to ten members of the senior management  team during the first quarter of 2004 under the 2002 Incentive Award
Plan. These shares of restricted stock vest over five years after the grant date and  include a feature  that  allows the stock to vest on an  accelerated  basis provided certain performance targets are achieved. These restricted stock awards will be reported in  accordance  with ABP 25 and FASB 123. This  transaction  is unaudited.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Stockholders and the Board of Directors
FileNet Corporation
Costa Mesa, California

We have audited the consolidated  balance sheets of FileNet  Corporation and its subsidiaries  (the  Company) as of December  31, 2003 and 2002,  and the related consolidated statements of operations,  comprehensive operations,  stockholders'
equity and cash flows for each of the three years in the period  ended  December
31,  2003,  and have issued our report  thereon  dated  February 24, 2004 (which report  expresses an unqualified  opinion and includes an explanatory  paragraph referring to a change in method of accounting for goodwill and other  intangible assets in 2002). Such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the  financial  statement schedule of FileNet  Corporation and its  subsidiaries,  listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule,  when considered in relation  to the  basic  consolidated  financial  statements  taken  as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Costa Mesa, California
February 24, 2004

                                                       SCHEDULE II

                                     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                            (In thousands)
                                                                 Additions
                                                 Balance at     Charged to                        Balance
                                                  Beginning    Revenue and                         at End
                                                  of Period       Expenses     Deductions       of Period
      Year ended December 31, 2003:
         Inventory reserves                       $     301            547            598       $     250
         Allowance for doubtful accounts
           and sales returns                      $   4,232            653            968       $   3,917
      Year ended December 31, 2002:
         Inventory reserves                       $     188            139             26       $     301
         Allowance for doubtful accounts
           and sales returns                      $   3,567          1,752          1,087       $   4,232
      Year ended December 31, 2001:
         Inventory reserves                       $     234             26             72       $     188
         Allowance for doubtful accounts
           and sales returns                      $   5,518          1,482          3,433       $   3,567

                                                       S-1

                              EXHIBIT INDEX

     Exhibit Number       Exhibit Title

          14              Code of Conduct

          21.1            List of subsidiaries of Registrant (filed as FileNet
                          Corporation Subsidiary Information)

          23.1            Independent Auditors' Consent

          31.1            Section 302 Certification of Chief Executive Officer

          31.2            Section 302 Certification of Chief Financial Officer

          32.1            Section 906 Certification of Chief Executive Officer

          32.2            Section 906 Certification of Chief Financial Officer

                                                                           EX-14
[cover page]

                                 [FileNet logo]

                         It's in Every Decision We Make

                            Our Values and Standards
                               of Business Conduct

                               TABLE OF CONTENTS

        I        Message to Employees

        II       Our Values

        III      Commitments and Responsibilities

        IV       Standards of Business Conduct

                1)       Responsible Care

                2)       Workplace Conduct

                3)       Gifts and Entertainment

                4)       Business Information

                5)       Employment Practices

                6)       Marketing Practices

                7)       Working with Government Agencies

                8)       International Business

        V        Reporting Concerns and Violations

        VI       Employee Resources

Dear Fellow Employees:

     Our company has a proud  heritage and, more  importantly,  a very promising future.  A key  component of our success and who we are as a company is based on
Our Values and  Standards  of  Business  Conduct.  These  principles,  which are outlined in this document, represent our core beliefs.

     Much change has occurred in our industry  over the past decade,  and we can expect that change will continue. In addition to the challenge of change and the need to  satisfy  a diverse  and  demanding  customer  base,  we are faced  with increasingly  complex  laws and  regulations.  Adding to our  challenge  are the diverse social and cultural norms we face in serving our global customers. Given this and our desire to achieve  success in every  decision  we make-- in an open and  honest  manner,  it is  important  that we  formally  codify our values and standards for conducting business.

     Please take the time to study this  document.  The  information  provides a good roadmap for sound business practices.  In cases where you have questions or concerns,  there  is a  section  directing  you to  available  resources  to get answers.

     Our goal is to address  issues before they become  problems.  By doing this well,  we will  fulfill the promise of our future - a company that can always be counted on to do the right  thing and one that  generates  long-term  growth and prosperity for all those connected to us - our employees,  customers,  partners, communities and shareholders.

Sincerely,

  /s/ Lee D. Roberts
Lee D. Roberts
Chairman and Chief Executive Officer

II          Our Values

FileNet's values are rooted in the company's history and the enduring principles of fairness,  honesty and integrity. As employees, we share different religious, cultural,  social,  and ethnic  backgrounds.  We also share certain standards of behavior  that  are  universally  accepted  as  fundamental  to  a  healthy  and productive society.

At FileNet,  we believe these  standards of behavior are encompassed in our four key values.

1)       Corporate and Community Citizenship

Integrity  is doing  what is  right...each  and  every  day...open,  honest  and trustworthy.

Integrity is placing our principles of uncompromising  ethics before profits and personal ambition,  never cutting corners,  and always making business decisions that balance our competitive instincts with our ethical obligations.  We want to be a global provider recognized for integrity,  professionalism, and meeting the highest standards of behavior.

FileNet,  along with its  employees,  is very  active in  contributing  time and resources to various  communities  around the world.  From regionally  organized charitable giving activities to local need sponsorships,  FileNet employees will continue to strive to positively  contribute to the communities in which we work and live.

FileNet's diverse global employee population is the cornerstone of our community outreach  philosophy.  With  interests  and  involvement  in a wide  variety  of programs, FileNet employees help shape FileNet's philanthropic participation.

The FileNet Community  Outreach Program focuses on improving the lives of people in our own neighborhoods around the world.  FileNet's Community Outreach Program supports  health and wellness of all people,  the  education  of youth,  and the promotion of arts and culture.

2)       Technological Leadership

Technological  leadership  through  innovation  is how we  deliver  value to our customers,  providing  the most  innovative  and  effective  solutions for their needs.  Being the global leader in our market is achieved by a relentless  cycle of continuous improvement and innovation, guided by deep technical knowledge and intimate awareness of our customers' needs. Change is our ally; not our enemy.

3)       Customer Focus

Customer success is essential to our long-term prosperity.

At FileNet,  we work hard to provide our customers  with  superior  value in our products and our services.  Our goal is to communicate  openly and honestly with our customers,  understand and anticipate  their needs and,  wherever  possible, exceed their  expectations.  We measure our success by how we  contribute to our customers' success.

4)       Respect for the Individual

Employees are our greatest assets.

We value the health,  safety and well being of each and every  individual in our offices  and in all of the  communities  where we live and  work.  We  strive to create a  positive  work  environment  and build  respect  for the value of each individual and their contributions to the team. We seek to provide our employees
with  opportunities  for  professional  development  and  advancement,   and  we
recognize  that their  hard work and  commitment  to  excellence  determine  our future.

III               Commitments and Responsibilities

FileNet's  Values  and  Standards  of  Business  Conduct  apply  to  all  of our directors,  officers and  employees,  wherever they are located and whether they work at  FileNet  on a full- or  part-time  basis.  They  apply  equally  to our business  relationships inside and outside of the company and to any independent agents, consultants or contractors working on behalf of FileNet Corporation.

Our Values and  Standards  of Business  Conduct work in tandem with the policies and  procedures  of our  company  and with  all  applicable  worldwide  laws and regulations. These Values and Standards of Business Conduct should be considered minimum standards. Where differences exist because of local customs, norms, laws or  regulations,  we ask our board members,  officers,  and employees to use the highest standard of behavior or most restrictive law that applies.

Company Responsibilities

FileNet will seek to provide a work environment  where high standards of ethical behavior are recognized and practiced. In order to accomplish this goal, FileNet will:

     o    Ensure  that  every  employee,  agent,  consultant  or  representative working on behalf of FileNet is aware of, understands, and lives up to our Values and Standards of Business Conduct;

     o    Provide  employees  with  appropriate   training  on  our  Values  and
          Standards of Business  Conduct,  policies and  procedures and relevant laws and regulations; and

     o    Provide safe and  confidential  resources for employees to seek advice on proper workplace conduct and to report issues and concerns.

Management Responsibilities

Managers  have a special  responsibility  to set an  example by  exhibiting  the highest standards of behavior. They must also:

     o    Ensure  that  each  employee  under  his or her  supervisor  knows and understands our Values and Standards of Business  Conduct and relevant company policies and procedures and how to apply them;

     o    Demonstrate  in words and deeds a commitment  to FileNet's  Values and
          Standards of Business Conduct;

     o    Make sure employees  understand  that results are never more important than  ethical  business  conduct  and  compliance  with  policies  and procedures, laws and regulations;

     o    Encourage   employees   to  seek  advice  or  help   without  fear  of
          retaliation;

     o    Provide appropriate resources to answer employee questions; and

     o    Make themselves approachable and available to all employees.

Employee and Board Responsibilities

FileNet  employees and Board members are expected to comply with both the letter and the spirit of our Values and Standards of Business Conduct, company policies and procedures  and the laws and  regulations  that govern our business.  We ask each employee and Board member to:

     o    Read and understand our Values and Standards of Business Conduct;

     o    Live by our Values and  Standards  of  Business  Conduct  and  company policies and procedures and encourage fellow employees to do the same;
          abide by all applicable FileNet policies and procedures and applicable government laws and regulations;

     o    Be alert to any situations that could violate our Values and Standards of Business Conduct or policies; and

     o    Report suspected violations, issues or concerns to your manager or any
          of   the   resources    identified    in   the   Employee    Resources
          section.

Employees  are not  expected  to know  the  answer  to each and  every  business question or how to apply company requirements to complex and sometimes confusing business  situations.  Employees  are  expected to seek advice or  clarification promptly when  uncertain  about proper actions or practices.  Remember,  when in doubt, ask for help!

Employees  may  report  questions  or  concerns  to  their  manager,   local  HR
Representative,  company  legal  counsel,  the  Compliance  and Risk  Management
Officer ("CRMO") or any other resource made available at a particular location.

Waivers of our Values and Standards of Business Conduct

Waivers of our Values and  Standards  of Business  Conduct  will be granted on a case-by-case  basis  and only in  extraordinary  circumstances.  Waivers  of our
Values and  Standards of Business  Conduct for  employees may be made only by an executive  officer of FileNet at the  request  and with the  concurrence  of the
Legal Department. Any waiver of our Values and Standards of Business Conduct for our directors,  executive  officers or other principal officers may be made only by our Board of Directors or the appropriate committee of our Board of Directors and will be promptly disclosed to the public.

IV       Standards of Business Conduct

1.       Responsible Care

FileNet is committed to excellence in health,  safety and the  environment.  Our commitment  is  embodied  not  only  in  our  compliance  with  all  safety  and environmental  laws  and  regulations  in the  geographical  areas  in  which we operate,  but also in our  recognition  of the value of our employees and others our business affects.

All FileNet  operations are to be conducted in a manner that protects the health and safety of our employees and all people in the communities where it operates.
It is FileNet policy to:

     o    Recognize and reduce or eliminate  unacceptable risk to the health and safety of our employees and to our shared environment.

     o    Design and  construct  new  facilities  and upgrade or modify  current facilities to ensure they conform to current environmental, health and safety standards.

     o    Conserve  energy and protect the  environment  through  prudent use of recyclable resources in preference to non-recyclable resources.

Each FileNet  employee is responsible  for  supporting  FileNet 's commitment to environmental excellence. Employees must:

     o    Use  appropriate  personal care and awareness for their safety and the safety of others.

     o    Find out from their managers what safety or environmental requirements apply to their present or new job and how to follow those requirements without deviation.

2.       Workplace Conduct

     A.   Open Communication

Open  and  honest  communication  is  one of the  cornerstones  of a  productive business  environment.  At  FileNet,  we put a  premium  on  communication  that encourages new ideas and participation at all levels of the organization.

Every FileNet  employee is encouraged to contribute.  We can all suggest changes and  refinements  to our  business  practices  that  result in better  products, reduced costs, or enhanced service to our customers.

Effective  communication  is a product of listening as well as talking.  FileNet employees are encouraged to listen first,  then ask questions,  discuss  options and  make  informed  decisions  that  incorporate  appropriate  input  from  all applicable organizational units.

We must all work diligently to create an environment  where asking questions and challenging the status quo is encouraged and recognized by working together with trust.

     B.   Giving Recognition and Credit Appropriately and Frequently

It is  FileNet's  practice  to  provide  equal  employment  opportunity  to  all qualified persons,  and to recruit,  hire, train, promote and compensate persons in all jobs without regard to any protected class status.

Individuals will be upgraded and promoted on the basis of their ability,  skill,
experience  and  contribution  to  FileNet's  success.   When  making  promotion
decisions,  the  supervisors  directly  involved,  as well as other  appropriate
officials,   verify  that  all  promotions  are  based  on  valid   occupational
qualifications.

FileNet is committed to supporting the individual  development of its employees.
Employee development consists of clearly defining career goals, and creating and implementing a plan designed to achieve those goals while meeting department and company objectives.

FileNet values certain skills and behaviors of all employees in the  performance of their job. These behaviors are incorporated  into the performance  appraisals and are the foundation of FileNet employee development  classes.  Core behaviors include  communication,  initiative,  innovation,  job knowledge,  and teamwork.
There may also be additional job behaviors,  which are tailored to meet specific job requirements.

     C.   Conflict of Interest

A conflict of interest can occur when outside  activities or personal  interests interfere or appear to interfere with your ability to  objectively  perform your job or act in the best interests of FileNet. All financial,  business, and other activities,  both  inside  and  outside  your job,  must be  lawful  and free of conflicts or even the suggestion of a conflict with your  responsibilities  as a
FileNet employee.

Employees are  encouraged  to  participate  in  professional  organizations  and community  activities,  but your  participation  must not jeopardize  FileNet 's reputation  or  distract  you from the  performance  of your job. If you wish to pursue a second job or  participate  in an outside  business  venture,  you must ensure  that your  engagement  in such  activity  does not create a conflict  of interest with FileNet's business.

Examples of conflicts of interest include:

     o    Outside  Employment.  No  employee  may be  employed  by,  serve  as a director  of,  or  provide  any  services  to  a  company  that  is  a significant customer, supplier or competitor of FileNet.

     o    Financial  Interests.  No employee  may have a  significant  financial interest (ownership or otherwise) in any company that is a significant customer,  supplier or competitor of FileNet. A "significant financial interest"  means (i)  ownership of greater than 1% of the equity or 5%
          of the assets of a significant customer, supplier or competitor.

     o    Service on Boards and Committees.  No employee should serve on a board of  directors  or  trustees  or on a  committee  of any  entity  whose interests  reasonably  could be  expected  to  conflict  with those of
          FileNet.   Employees   must  obtain  prior  approval  from  the  Legal
          Department before accepting any such board or committee positions.

     o    Relatives  and Personal  Relationships.  Employees may not supervise a relative and determine his or her promotions or pay raises.  Employees may not hire a supplier managed by a close relative or friend.

     o    Improper  Personal  Benefits.  No  employee  may obtain  discounts  or personal gifts from actual or potential  suppliers or customers with a cumulative  value in excess of $150 USD from any one vendor of FileNet in a rolling  twelve month  period.  No employee  may obtain  improper personal  benefits  or  favors  because  of his or her  position  with
          FileNet.  Please see Gifts and Entertainment for additional guidelines in this area.

     o    Loans or Other Financial Transactions. No employee may obtain loans or guarantees  of  personal  obligations  from,  or enter  into any other personal financial transaction with, any company that is a significant customer,  supplier or competitor of FileNet.  This guideline does not prohibit  arms-length  transactions  with  recognized  banks  or other financial institutions.

Even if you  believe  there  will be no  conflict,  you  should  check with your manager  before  accepting  a second  job or  engaging  in an  outside  business venture.  Depending on the nature of the work, you may be required to seek prior written approval from your manager.

Family Members and Work

The  actions  of family  members  outside  the  workplace  may also give rise to conflicts of interest  because they may influence an employee's  objectivity  in making decisions on behalf of FileNet. For example, it is a conflict of interest if a family member is employed by, or has a significant financial interest in, a company that is a significant customer, supplier or competitor of FileNet. It is also a conflict of interest if a family  member  obtains  loans or guarantees of
personal   obligations  from,  or  enters  into  any  other  personal  financial transaction  with,  any  company  that is a  significant  customer,  supplier or competitor  of  FileNet.  Similarly,  receipt of improper  personal  benefits or favors by family members creates a conflict of interest.

Employees should report to a manager any situation involving family members that reasonably  could be expected to give rise to a conflict of  interest.  Managers will contact the Legal Department to discuss appropriate  measures,  if any that should be taken to mitigate the potential  conflict of interest.  If a member of an employee's family is an employee of, or has a significant  financial interest in, a company that is a significant customer, supplier or competitor of FileNet, the employee will be prohibited from  participating  in business  decisions with respect to that  company.  It is also  inappropriate  for an employee to discuss
FileNet's  confidential  information with members of his or her family that have such conflicting interests.

     D.   Inside Information and Securities Trading

Many FileNet  employees have access to non-public or "inside"  information about
FileNet or other  companies that is not available to people outside the company.
Examples  of  inside  information  include  plans  for  mergers,  new  marketing strategies,  financial results before publicly  disseminated,  or other business dealings.

Securities  laws  and  FileNet  policy  prohibit  employees  from  using  inside information  gained through  working at FileNet to influence their own or anyone else's investment decisions regarding FileNet or any other company with which we do business.  Employees  should be careful not to  knowingly or  unintentionally pass on inside  information to anyone,  including family and friends,  who could then innocently or intentionally disclose the information to others.

     E.   Product Quality

The  integrity  and quality of our products and services is  fundamental  to the reputation of our company and the ultimate success of our businesses.  Employees must ensure that FileNet  products and services  conform to all applicable laws,
regulations,   specifications,   test   procedures  or  any  other   contractual
requirements.

FileNet employees must never:

     o    Falsify,  alter or distort any  inspection  or test  documentation  or software

     o    Improperly or erroneously record inspection or test results

     o    Falsely  certify  or state  that  required  inspections  or tests were performed  or that test  documentation  is  available  o  Mislead  any customer's representative

     o    Use  incomplete  or  improper   inspection  or  testing  protocols  or
          procedures

     F.   Relationships with Subcontractors and Suppliers

At FileNet,  supplier relationships are managed in a fair, equitable and ethical manner  consistent  with our Values and  Standards  of Business  Conduct and all applicable laws and regulations.

FileNet provides, wherever practical, a competitive opportunity for suppliers to earn a share of our  purchases,  and we enlist their active  support in ensuring that we meet customer expectations regarding quality, cost and delivery.

At  FileNet,  decisions  to hire a  subcontractor  or  source  materials  from a particular  vendor or supplier are made on the basis of objective  criteria such as quality,  reliability,  technical excellence,  price,  delivery,  service and maintenance of adequate  sources of supply.  Purchasing  decisions must never be made on the basis of personal  relationships  and friendships or the opportunity for any inappropriate benefit.

All  FileNet,  employees  must  respect  the  terms of  supplier  contracts  and licensing  agreements and maintain open,  honest  dialogue  consistent with good business practices.  Employees must also safeguard all information received from a subcontractor or supplier, including pricing, technology or proprietary design information,  and not  disclose  it to anyone  outside  of FileNet  without  the supplier's or vendor's written permission.

     G.   Use of Company Resources

It is the  responsibility  of each FileNet  employee to protect and preserve the company's  resources.  Company  resources  include such things as company  time, materials,  supplies,  equipment,  information,  electronic  mail  and  computer systems.  These resources are provided to employees to fulfill company goals and purposes. Any personal,  community,  or charitable use of these or other company resources must be approved by your manager.

FileNet has a policy governing the use of company resources.  In all cases where usage is permitted, the rule of reason applies.

Personal use that is excessive or violates other company  policies is prohibited unless managerial approval is received in advance of use. Some examples include:

     o    Excessive phone calling or faxing long-distance

     o    Extensive photocopying

     o    Copying computer  software programs (except as authorized by licensing agreements)

     o    Bringing office supplies home (other than for business use)

     o    Driving or using a company vehicle, tools, equipment, or other company assets without authorization

     o    Using  electronic   networks,   including  the  Internet,   except  as
          authorized by local policy

In  addition,  any use of FileNet  resources  for any  inappropriate  benefit is strictly forbidden.

FileNet  employees should report any improper use of company  resources to their manager  or the CRMO.  By  limiting  company  resources  to  business  purposes, employees assist in FileNet's continuous efforts to control costs.

3.       Gifts and Entertainment

     A.   Non-Government Customers and Suppliers

FileNet  purchases  products  and  services on the basis of  quality,  price and reliability.  In turn, we expect our customers to purchase  FileNet products and services on the same basis.  Giving and receiving  gifts and  entertainment  can potentially affect the independence of our judgment and that of our customers.

Each employee who is not involved in  government  contracting  may  infrequently accept or offer gifts, not to exceed a cumulative value of $150 USD from any one vendor in any rolling  twelve month  period,  which is  reasonable in connection with business  relationships.  When offering  gifts,  FileNet  employees  should confirm with the intended recipient that the offer does not violate the business standards of his or her own company.  There may also be  situations  in which an expensive  gift item may be  presented  in  recognition  of a  special  event or milestone  that involves a business  relationship.  The test of reason  requires judgment  with respect to both  frequency  as well as cost,  and must have prior approval from the appropriate level of management. Routine upgrades (e.g., hotel and airline  upgrades) and other common perks that are generally  available to a vendor's qualified customers are not considered gifts for purposes of our Values and Standards of Business Conduct.

The  following  gifts  are  not  permitted  to be made or  accepted  by  FileNet employees:

     o    Gifts in cash,  cash  equivalents  or securities  of any amount.  Cash equivalents are coupons or certificates  redeemable for cash. Excluded from this  definition  are gift  certificates  that are redeemable for goods and services or meals as long as the  cumulative  value does not exceed $150 USD in any twelve month rolling period.

     o    Payment  for  commercial  transportation,   lodging  or  other  travel
          expenses,  unless  you are  traveling  as part of a group  hosted by a supplier or customer representative, the trip is business related, and the payment is reported in advance to management.

Infrequently,  employees  may  offer  and  accept  meals  and  entertainment  in connection  with business  relationships  that are reasonable  and  appropriate.
Usually,  these  situations  involve group events  attended by FileNet and other company representatives, and the item is provided to all attendees.

     B.   Government Customers

Gifts and  entertainment  to officials and employees of the  governments  of the
U.S. and other  countries  are highly  regulated and often  prohibited.  FileNet employees and its agents may not provide or accept any gifts or entertainment to any government employee or official unless you have specific knowledge that they are permissible under FileNet policies and applicable laws and regulations.

4.       Business Information

     A.   Books, Records and Communications

Each FileNet  employee is responsible for the integrity and accuracy of business documents,  communications and financial records. These records serve as a basis for  managing  our business  and are  important  in meeting our  obligations  to suppliers,  distributors,  government regulators,  investors, creditors, and our customers.

All  financial  information  must  reflect  actual  transactions  and conform to generally accepted accounting principles. FileNet maintains a system of internal controls to assure  appropriate  authorization,  recording and accountability of the  company's  assets.  When  employees  are asked to  respond to  requests  by internal auditors, legal staff,  independent  accountants,  and special counsel, responses  must be complete and  truthful.  Employees  must include all relevant information, even if the request does not specifically ask that you do so.

It is a violation of FileNet's Values and Standards of Business Conduct to alter or falsify information on any record or document,  to intentionally make a false or  exaggerated  claim to  anyone,  including  our  competitors,  or to  mislead customers about our products or those of our competitors Further,  destroying or concealing any records that are required to be maintained, is prohibited.

Business  documents and records are retained in accordance  with the law and our company record retention  policies.  Documents  include paper  documents,  voice mail, and  computer-based  information such as Email,  computer files on disk or tape, and any other medium that contains  information  about the organization or its business  activities.  Employees are  prohibited  from  tampering with these documents  or removing or  destroying  them prior to the dates  specified in our retention policies.

     B.   Accuracy of Financial Reports and Other Public Communications

We are a public  company and are required to report our financial  results and a great deal of financial and other  information  about our business to the public and the  Securities  and  Exchange  Commission.  We are also  subject to various securities laws and regulations.  It is our policy to promptly disclose accurate and complete information  regarding FileNet's business,  financial condition and results of operations.  Inaccurate, incomplete or untimely reporting will not be tolerated and can severely damage FileNet and cause legal liability.

Employees  should be alert and promptly  report  evidence of improper  financial reporting.  Retaliation against employees who report or supply information about a concern is strictly prohibited.  Examples of suspicious activities that should be reported include:

     o    Financial  results  that seem  inconsistent  with the  performance  of underlying business transactions;

     o    Inaccurate  FileNet records,  such as overstated  expense reports,  or erroneous time sheets or invoices;

     o    Transactions that do not seem to have a good business purpose; and

     o    Requests to circumvent ordinary review and approval procedures.

FileNet's  senior  financial   officers  and  other  employees  working  in  the
Accounting  Department have a special  responsibility  to ensure that all of our financial disclosures are full, fair, accurate, timely and understandable. These employees must understand and strictly comply with generally accepted accounting principles as adopted by FileNet and all  standards,  laws and  regulations  for accounting and financial reporting of transactions, estimates and forecasts.

         C.       Public Communications and Regulation FD

Public Communications Generally

FileNet places a high value on its  credibility and reputation in the community.
What is written or said about FileNet in the news media and investment community directly impacts our reputation,  positively or negatively.  It is our policy to provide timely, accurate and complete information in response to public requests
(media,  analysts,  etc.),  consistent  with our  obligations  to  maintain  the confidentiality  of  competitive  and  proprietary  information  and to  prevent selective  disclosure of  market-sensitive  financial data. To ensure compliance with this  policy,  all news  media or other  public  requests  for  information regarding  FileNet  should be directed  to  FileNet's  Corporate  Communications
Department.  The Corporate Communications  Department will work with you and the appropriate personnel to evaluate and coordinate a response to the request.

Compliance with Regulation FD

In connection with its public communications, FileNet is required to comply with a rule under the federal  securities  laws  referred to as  Regulation FD (which stands for "fair  disclosure").  Regulation FD provides  that,  when we disclose
material,   non-public   information   about   FileNet  to   securities   market
professionals  or  stockholders  (where it is  reasonably  foreseeable  that the stockholders  will  trade  on  the  information),  we  must  also  disclose  the information to the public.  "Securities market professionals"  generally include analysts, institutional investors and other investment advisors.

To ensure  compliance  with  Regulation  FD, we have  designated  the  following officials as "Company Spokespersons":

     o    Sam Auriemma, Chief Financial Officer

     o    Tom Hennessey, Director, Corporate Communications

     o    Lee Roberts, Chief Executive Officer and Chairman of the Board

     o    Greg Witter, Director, Investor Relations

Only Company  Spokespersons are authorized to disclose information about FileNet in response to requests from securities market professionals or stockholders. If you receive a request for information from any securities  market  professionals
or  stockholders,   promptly  contact  the  Investor  Relations   Department  to
coordinate a response to such request.

     D.   Confidential Information

Other than our employees, the most valuable asset of FileNet is intangible - our
intellectual   property  -  including   our  trade   secrets  and   confidential
information.  FileNet  employees must guard  intangible  assets and confidential information even more carefully than our company's physical assets.

Employees must not discuss with any unauthorized person inside or outside of the company  any  information  that  is  confidential  and not  publicly  available.
Examples of such confidential information include:

     o    Undisclosed financial and earnings reports

     o    Sales forecast,  pipeline and other customer relationship  information
          (e.g. contained on daVinci, SAP, etc.)

     o    Confidential product performance information

     o    New product offerings

     o    Merger, acquisition, divestiture, or business plans

     o    Classified information

     o    Procurement plans

     o    Capital requirements

     o    Personnel information or changes

     o    Confidential technical data

     o    Marketing, pricing, or service strategies

     o    Business negotiations

     o    Business costs and volumes

     o    Supplier and subcontractor information

     o    Proprietary computer software

Employees should be cautious about  discussing  business matters with authorized
FileNet   employees  in  the  presence  of,  or  within  hearing   distance  of,
unauthorized personnel.  This includes family and friends, who may inadvertently disclose confidential information to others.

     E.   Intellectual Property

Intellectual  property  laws provide an incentive  for the creative  efforts and research and development that support innovation. Intellectual property consists of  tangible  products  of the mind  such as:  abstract  concepts,  information, symbols,  computer  code,  business  processes  and other  expressions  that are protected  by law. The  protection  provided by these laws makes it feasible for companies  like  FileNet  to  invest in the  commercialization  of new ideas and processes.

When  you  joined  FileNet,  you  signed a  Proprietary  Rights  and  Inventions agreement  under  which  you,  as  an  employee  of  FileNet,  assumed  specific obligations  relating  to  intellectual  property  as well as the  treatment  of confidential  information.  Among other things in the  agreement,  you assign to
FileNet all of your right,  title,  and  interest in  intellectual  property you develop  when you are  employed  in certain  capacities,  such as a  managerial, technical,  product  planning,  programming,  scientific  or other  professional capacity.  The  intellectual  property you assign includes such things as ideas, inventions, computer programs and documents which relate to the company's actual or  anticipated  business,  research or development or that are suggested by, or result from, work or tasks you perform for, or on behalf of, FileNet. Subject to the laws of each country,  this obligation  applies no matter where or when - at work or after hours - such intellectual  property is created.  That intellectual property  must be reported to the company,  and the  property  must be protected like any other proprietary  information of the company.  However, if you believe that your idea,  invention,  computer  program,  or other material neither falls within the area of the company's actual or anticipated  business interests,  nor resulted  from,  nor was suggested by, any of your work  assignments in FileNet, you  should  discuss  it with the  Legal  Department.  Throughout  your  FileNet employment,  you should  seek  advice and  direction  from the Legal  Department before you file for a patent and provide the Legal Department with copies of any patent you have applied for or obtained.

At FileNet,  we must vigorously protect our own intellectual  property rights as well as the rights of others.  Intellectual  property  rights  include  patents, copyrights,  trademarks,  and trade secrets. They also include software programs created by FileNet and by other  companies  that are  copyrighted  or  otherwise restricted, and designs for products.

To protect our own property  rights,  FileNet  employees  should fully  document product development research and use appropriate FileNet trademark and copyright notices on all  correspondence,  articles,  manuals or other  papers.  Employees should also avoid disclosing proprietary and confidential information outside of
FileNet unless there is a clear business  purpose and the recipient has signed a confidentiality agreement.

     F.   Information Owned by Others

Other  organizations,  like  FileNet,  and some  individuals  have  intellectual property,  including  confidential  information,  they want to protect. They are sometimes  willing  to  disclose  and  allow  others  to use  their  proprietary information for a particular purpose. If you receive another party's proprietary information,  you must  proceed  with  caution to prevent any  accusations  that
FileNet   misappropriated   or  misused  the   information.   Examples  of  such
confidential information include:

     o    Key customer  information  contained  on FileNet  systems  (e.g.  SAP,
          Siebel, PeopleSoft CMS)

     o    Information gathered in conjunction with customer satisfaction/loyalty surveys

     o    Information  gathered  in  connection  with  our  Customer  Engagement
          Initiative (CEI)

     o    Information  disclosed  to FileNet  pursuant  to a  non-disclosure  or confidentiality agreement

     G.   Receiving Information That May Be Confidential or Have Restrictions on
          Use

To avoid the risk of FileNet  being  accused  of  misappropriating  or  misusing someone's  confidential or restricted  information,  there are certain steps you must take before  receiving such  information.  The receipt of  confidential  or restricted  information  (whether  oral,  visual or written) must not take place until the terms of its use have been  approved by senior  management or formally agreed to by FileNet  and the other  party in a written  agreement  approved  by
FileNet legal counsel.  Furthermore,  unless otherwise delegated, an appropriate company  executive  must  approve  the  receipt  of  another's  confidential  or
restricted   information.   Once  another  party's  confidential  or  restricted
information  is properly in your hands,  you must not use,  copy,  distribute or disclose that  information  unless you do so in accordance with the terms of the agreement.

In any case,  do not take the status of  information  for  granted.  If you have information in your  possession  that you believe may be confidential to a third party or may have  restrictions on its use, you should consult  immediately with the company's Legal Department.

     H.   Acquiring Software

Special care should be taken in acquiring  software from others. As intellectual property,  software is  protected  by  copyright,  and may also be  protected by patent or trade secret laws.  Software  includes  computer programs in "beta" or finished  form,  databases  and related  documentation.  The  software may be on
CD-ROMs or diskettes or it may reside on electronic  online  bulletin  boards or databases.  Before you accept software, access software or data on a network, or accept a license  agreement,  you must follow  established  procedures which may include a review with FileNet  legal  counsel.  The terms and  conditions of any license agreement - such as provisions not to copy or distribute programs - must also be strictly  followed.  If you acquire  software for your personally  owned equipment, you should not copy any part of such software in any development work you do for FileNet, place such software on any company-owned computer system, or generally bring such software onto company premises. This includes any copies of software which reside on any electronic online bulletin boards or databases.

To avoid  infringing  on the  intellectual  property  rights of others,  FileNet employees may not:

     o    Make  unauthorized  copies of software or  photocopy  magazine/journal articles or other publications

     o    Hire a competitor's employee to obtain that competitor's trade secrets

     o    Affix another's trademark to goods without authorization

     o    Fail to  remove  another's  trademark  when the  goods  or  parts  are remanufactured

     o    Utilize  other  companies'  software  or parts of it in the  design of
          FileNet programs without a license or other right to do so

If  FileNet  or its  employees  want or need  to use the  intellectual  property belonging  to someone  else,  we must  obtain a license to use the  property  or purchase the outright ownership of the property.  In the case of property rights with an expiration  date, such as patents,  FileNet  employees must be sure that this date has passed if licensing or outright purchase is not feasible.

If there is a question of  ownership or license  rights to software,  you should consult your manager before you  distribute the software in FileNet  through any distribution  channel,  including  electronic  channels  such as the intranet or email. Your manager may consult the Legal Department.  It is your responsibility to make sure  that all  third  party  software  you are  using is  appropriately licensed and that you use it only in accordance with the terms of its license.

     I.   Using Trademarks

FileNet and many other  companies have  trademarks -  words,  names,  symbols or devices - that are used to identify and distinguish the company's products. Some trademarks are registered in the U.S.  Patent and Trademark  Office;  others are not. For  example,  FileNet is a  registered  trademark of FileNet  Corporation, indicated  by a "(R)".  There  are other  trademarks  of  FileNet  which are not registered,  designated,  for  example,  by  the  symbol  "(TM)".  There  may be additional or different trademark designations outside of the U.S.

In all countries,  it is important that you properly acknowledge and use FileNet trademarks  and the  trademarks  of other  companies.  Specifically,  you should always  ensure that the  trademark is spelled  correctly and written the way the owner of the trademark  writes it. You should not use the trademark as a generic name and should not use the  trademark  only as an adjective.  Also,  you should indicate the first time the trademark is mentioned in a publication that it is a trademark of FileNet.

You  should  consult  the  Director  of  Corporate  Communications  or the Legal
Department if you have questions on the proper use of a trademark.

     J.   Computer Networks and Information

FileNet's  computer  networks and our information  resources  include  FileNet's electronic mail and messaging systems,  our internal Intranet and the use of the following  external  computer-based  services  when accessed  through  FileNet's systems:

     o    External, third party electronic mail and messaging systems

     o    The public Internet

     o    The World Wide Web

     o    Third party, computer-based online services

     o    Electronic bulletin board systems

Use of FileNet  information  networks and  resources  is both a necessity  and a privilege.  Employees with access to our networks are  responsible for using the highest  standards  of corporate  and social  behavior in all of their usage and communications.  Employees  who use  FileNet 's networks  from remote  locations
(e.g. home or other non-FileNet  locations) are subject to the same standards of use as are employees who use FileNet networks on company premises.

FileNet computer networks are for legitimate,  company-related business purposes only.  Limited  personal use may be  acceptable if such use is authorized by the employee's specific work location and does not interfere with the performance of the employee's normal job responsibilities.

Employees may not use FileNet's resources for any of the following:

     o    Soliciting for commercial, charitable, religious or political causes

     o    Sending chain mail letters or broadcast personal messages

     o    Sending inappropriate, offensive or disruptive messages

     o    Gaining  unauthorized  access to databases or  information  sources at
          FileNet or any other site

     o    Damaging computer equipment, software or data

     o    Interfering with or disrupting network users, services or equipment

The following  activities are highly  inappropriate and strictly  forbidden.  In certain  situations,  they may  also be  illegal  and  subject  FileNet  and the
individual(s)   involved  to  litigation  and  possible  civil  and/or  criminal sanctions.

     o    Sexually-related or pornographic messages or material

     o    Violent or hate-related messages or material

     o    Bigoted,  racist or other  offensive  messages  aimed at a  particular group or individual

     o    Malicious, libelous or slanderous messages or material

     o    Subversive or other messages or material related to illegal activities

FileNet  reserves  the right to  periodically  monitor,  access and disclose the contents  of  company  computer  systems  and  networks  and to block  access to non-business  related  Internet  sites.  Employees  who  inappropriately  misuse
FileNet resources are subject to discipline  including  possible  termination of employment.

     K.   Requests for  Information and Contacts with the Press,  Analysts,  the
          Government and Others

FileNet's  business  activities  are  monitored by  reporters,  consultants  and securities  analysts.  You should not initiate contact with these individuals or groups or respond to their inquiries  without  authorization.  Refer them to the
Director of Corporate Communications.

Similarly,  if you receive a request for information on FileNet's  business from an attorney,  investigator or law enforcement official,  government officials or agencies,  you should refer the request to FileNet's Legal Department,  with the exception of routine employment  verifications or garnishments,  which should be referred to the Human Resources Department.

5.       Employment Practices

     A.   Diversity and Equal Employment Opportunity

One of  FileNet 's  strengths  is the  diversity  of its  employees.  FileNet is committed  to  maintaining  a diverse  workforce,  where  employees  are  hired,
retained,   trained,   compensated,   disciplined,   and   promoted   based   on
non-discriminatory principles.

International employment laws prohibit employment  discrimination based on race, color,  religion,  sex,  sexual  orientation,  age,  national or social  origin, language,  property,  birth,  political or other  opinion,  citizenship  status, veteran  status,  disability  or  other  status  protected  by law.  FileNet  is committed to providing an equal  opportunity work environment in full compliance with these laws.

All FileNet employees need to be treated with fairness and respect. Accordingly, employees must avoid jokes and actions or statements about individuals or groups that may be interpreted as  discriminatory  or harassing or which stereotype any group of  individuals.  Managers have a special  responsibility  to consistently adhere  to  and  apply  FileNet  's  policies  regarding  equal  employment  and harassment  and to fairly and accurately  document all personnel  actions and be able to show non-discriminatory reasons for taking personnel actions.

     B.   Harassment and Workplace Violence

FileNet is committed to a workplace environment where employees are treated with dignity,  fairness  and  respect.  Every  employee  has the  right to work in an
atmosphere  that  provides  equal  employment   opportunities  and  is  free  of
discriminatory practices and illegal harassment.  Therefore, any form of illegal harassment or any other illegal  conduct that  interferes  with an  individual's work  performance  or  creates  an  intimidating,  hostile,  or  offensive  work environment, is absolutely prohibited and will not be tolerated.

Harassment takes many forms. It may target an individual's  race, sex, religion,
color,   national  origin,   age,  mental  or  physical   disability  or  sexual
orientation.  It may also  target a person who is speaking  out against  illegal discrimination or participating in proceedings under anti-discrimination laws.

Harassment  also  includes  incidents of workplace  violence such as assault and intimidation. If you are in immediate danger, do not hesitate to call 911 in the
U.S. or your local emergency number outside the U.S.  Assault may be verbal,  or physical,  such as pushing or even tossing someone  materials that are too heavy to catch.  Intimidation  can range from threatening body language to threatening letters.  Employees are prohibited from any act of violence or intimidation  and may  not  possess  firearms,  other  weapons,  explosive  devices  or  dangerous materials in the workplace or outside the workplace, if job related.

Harassment  between  co-workers,  between  managers and  employees,  and between customers,  contractors  or vendors and  employees,  is strictly  prohibited and violations will result in disciplinary action up to and including termination of employment. In some cases, there could be legal implications involving fines and other civil or criminal penalties against the person who is harassing another.

As an employee, you or a coworker may at some time be confronted with harassment or  intimidation.  If so, it is important that you tell the offending  person to stop  the  unwanted  behavior  as  soon as it  occurs.  Remain  calm  and if the situation warrants,  remove yourself from the presence of the individual.  It is critical  that  you  immediately  report  the  behavior  to your  manager,  your
Department Head, any manager, or the Human Resources Department.  Allegations of
harassment  and   intimidation   are  taken   seriously  and  will  be  promptly
investigated.  FileNet  will take  immediate  steps to prevent  and  correct any instances  of  illegal  harassment  in the  workplace  or in  settings  in which employees may find themselves in connection with their employment.

     C.   Employee Information

FileNet is committed to protecting employee personal data required to facilitate the  employment  relationship.  FileNet  has  adopted  and  integrated  into its business  processes  the  eight  key  principles  of  employee  data  protection advocated by governing authorities in Europe, North America and Asia.

     1.   FileNet will process all employee personal data fairly and lawfully.

     2.   FileNet will collect  employee  personal data for specified,  explicit and legitimate purposes.

     3.   FileNet will ensure employee  personal data is adequate,  relevant and not  excessive  for the purpose for which the data was  collected  and processed.

     4.   FileNet will ensure employee  personal data is accurate,  complete and timely for the purpose it was collected and processed.

     5.   FileNet will not keep employee personal data longer than necessary for the purpose the data was originally collected.

     6.   FileNet  will allow  employees  to review,  correct  and object to the processing of personal data. FileNet will also disclose the recipients of personal data, except as required by law.

     7.   FileNet will take appropriate organizational and technical measures to
          ensure   employee   personal  data  is  not  subject  to  unauthorized
          processing.

     8.   FileNet will ensure employee  personal data will not be transferred to a second or third country unless that country has an adequate level of protection.

Sensitive Data

FileNet will not collect or process  sensitive  data without the data  subjects'
explicit  consent  in  accordance  with the law.  Sensitive  data  includes  any information  that could  reveal  racial or ethnic  origin,  political  opinions, religious or philosophical beliefs,  trade union membership,  and the health and sex life of the data  subject.  This may include  the family name or  birthplace that may reveal racial or ethnic origin,  and the benefits  elections and claims that may indicate a health condition or sexual preference.

Technology

FileNet has implemented a global repository based on state of the art technology to process  employee  personal data, job data and  compensation  data.  Multiple levels of security have been  implemented to protect  employee  personal data by restricting access and preventing unauthorized  processing.  Users must login to the wide area  network  located  behind  the  corporate  firewall  to access the application. Network access requires a user login and password that is encrypted during transmission over the wide area network. A separate login and password is required to access specific applications.  Pre-defined roles are established for all users,  which limits what  personal  data they can view.  Permissions  lists within the application  limit users to what type of personal data they can view.
Row level security limits users to which employees' personal data they can view.
Table level  security  prevents  users from running  queries to  circumvent  the permissions  list and row level security on personal data they are not permitted to view.  FileNet maintains  multiple automated and manual interfaces with other systems  operated  by related  third  parties  providing  benefits  and  payroll services.  Transport  mechanisms to these providers  utilize  dedicated  access, encryption  technology  and  passwords  to  ensure  employee  personal  data  is
protected.   Contractual  terms  and  conditions  contained  in  formal  service agreements  with these providers  obligates them to maintain  adequate levels of protection for employee  personal data processed on internal systems  maintained by the service provider.

Personal items,  messages or information that you consider private should not be placed or kept anywhere in the FileNet workplace,  such as in telephone systems, office systems, electronic files, desks, credenzas, lockers, or offices. FileNet management  has the right to access those areas and any other company  furnished facilities.  Additionally,  in order to protect its employees and assets, we may ask to search an employee's  personal property,  including  briefcases and bags, located on or being removed from FileNet locations.  The employee is expected to cooperate  with such a request.  Employees,  however,  should not access another employee's work space,  including  electronic files, without prior approval from the employee or management.

     D.   Employee Health and Safety

Workplace health and safety  requirements are established by law.  International laws require all employers to furnish a workplace free of recognized hazards.

FileNet is committed to complying with these standards and closely  monitors its workplaces to determine if equipment,  machinery and  facilities  meet specified safety  standards and that safety and health  hazards are  adequately  addressed through appropriate work practices and procedures. FileNet acts expeditiously to eliminate  or control  employee  exposure to any new or  inadequately  addressed safety or health hazards.

In addition, FileNet:

     o    Provides employees with proper tools and training

     o    Provides and enforces the use by all employees of appropriate personal protective equipment

     o    Provides  immediate  and  appropriate  medical  attention to employees where needed

     o    Does not ask or allow any  employee  to bypass an  established  safety practice or procedure

     o    Does not ask or allow any employee to disable,  tamper with, or defeat any safety device on equipment or machinery.

Safety is everyone's responsibility. All FileNet employees must help to create a safe work  environment  and clearly  understand  their role in following  proper procedures.  Employees  should  promptly  report  at risk  behaviors  or  unsafe conditions to their safety officer,  their manager or any of the other resources listed in the Employee Resource section.

     E.   Alcohol and Substance Abuse

Alcohol, illegal drugs, and abuse of prescription medicines have no place in the workplace and are inconsistent with a safe and productive work environment. With the  exception of moderate and prudent  alcohol  consumption  during  legitimate business  entertainment,  FileNet  employees  and employees of  contractors  are prohibited from using, consuming,  distributing or possessing alcohol or illegal
substances,   while  working,  operating  FileNet  property  (including  company vehicles) or engaging in FileNet business.  In addition,  no FileNet employee or any employee of a contractor  may report to work or perform any job duties while under the influence of alcohol or any illegal  substance.  Alcohol and substance abuse by an employee  can endanger the  employee's  safety,  the safety of other employees, and the community.

FileNet will offer  assistance  to  employees  who develop  problems  related to alcohol or substance  abuse before the abuse results in harm to others,  impairs their job  performance  or renders them  unemployable.  Employees  who refuse to participate  in an  appropriate  treatment  program may be subject to discipline including discharge.

Where  appropriate  and  allowable by law,  FileNet may  institute  drug-testing programs to assure that  employees in certain  safety-sensitive  jobs, or during post-accident  investigations,  comply  with our  alcohol  and  substance  abuse policies.

     F.   Leaving FileNet

If you leave the company for any reason,  including retirement,  you must return all  FileNet  property,  including  documents  and media which  contain  FileNet proprietary  information,  and you may not  disclose or use company  proprietary information,  including confidential information.  Also, the company's ownership of  intellectual  property  that you created  while you were a FileNet  employee continues after you leave the company.

     G.   Hiring of Former Government Employees

Federal  laws  restrict  FileNet's  ability to hire  employees  who were  recent government  employees  involved  in the  awarding or  administration  of FileNet contracts. Employees should contact the Human Resources Department before having any formal or informal  discussions with current or former government  employees about the possibility of working for FileNet.

6.       Marketing Practices

     A.   Antitrust and Unfair Trade Practices

FileNet will  compete  vigorously  for  business in all of the markets  where we operate, but only in strict compliance with our Values and Standards of Business
Conduct and all applicable policies, trade laws and regulations.

The U.S.  and many  other  nations  have  antitrust  and  other  trade  laws and regulations  designed to promote free and fair competition.  U.S. antitrust laws may apply to FileNet 's  activities  in other  countries  whenever  they have an impact on U.S. or  domestic or foreign  commerce.  A  violation  of U.S.  and/or foreign laws and regulations may result in serious  criminal and civil sanctions for both corporations and individuals.

FileNet employees should understand the basic requirements of the antitrust laws that apply to their business activities and should not propose or enter into any agreements or  understandings  with  competitors,  customers,  distributors  and suppliers, whether formal or informal, written or unwritten, concerning:

     o    Prices or credit terms

     o    Costs

     o    Profits or profit margins

     o    Allocations of markets, orders, or customers

     o    Limits on production or sales volume

     o    Distribution methods or allocations

     o    Production capacity

     o    Sales territories

     o    Agreements to refuse to do business with suppliers and competitors

     o    Group boycotts of suppliers and competitors

FileNet  employees  must  review with the Legal  Department  any  activities  or agreements that might raise antitrust issues.  Employees should consult with the
Legal   Department   before   proposing  or  entering  into  any  agreements  or
understandings that:

     o    Obligate a supplier  or  customer  to conduct  business  with  FileNet before FileNet will purchase or sell to it

     o    Restrict a customer's  choices in using or reselling a FileNet product or service

     o    Require a customer  to purchase  one  FileNet  product or service as a condition to purchasing another FileNet product or service

     o    Restrict any party's  freedom to conduct  business  with or produce or provide any product or service with any other party

     o    Restrict  the  freedom  of a  licensee  or  licensor  of  any  patent, copyright, or licensing arrangement

     B.   Competitive Information

Learning about our  competitors is good business  practice,  but it must be done fairly and ethically and in compliance with all applicable U.S.  federal,  state and foreign laws and regulations.

FileNet  employees  should  seek  competitive  information  only when there is a reasonable  belief  that  both the  receipt  and the use of the  information  is lawful.  Competitive  information  includes  anything related to the competitive environment  or  to a  competitor's  products,  services,  markets,  pricing  or business plans.  Competitive  information may be tangible or intangible and vary in format  depending  on how it is stored,  compiled,  or  otherwise  documented
(e.g., electronically, graphically, photographically or in writing.)

Competitive  information  that  is  drawn  from  published  sources  or  that is otherwise widely available is known as "public  information" and may be acquired and  used  lawfully.  FileNet  employees  may  lawfully  gain  access  to or use
proprietary   information   belonging  to   competitors   under  the   following
circumstances:

     o    By deriving information from public sources

     o    By observing  items in public use and deriving  information  from such use

     o    By obtaining a license to use the information

     o    By purchasing the outright ownership of the information

     o    By lawfully obtaining product samples and deriving information through reverse engineering of the product

Employees must never try to obtain or be willing to accept  improperly  obtained non-public information about competitors. FileNet employees may never:

     o    Obtain  proprietary   information  by  means  of  theft,   bribery  or
          misrepresentation

     o    Hire a  competitor's  employee  for purposes of  improperly  obtaining competitive information

     o    Induce  or  coerce a person  to  provide  competitive  information  in exchange for gifts, job offers, or the withholding of the same

     o    Copy,  duplicate,  draw, photograph or otherwise convey someone else's proprietary information

     o    Knowingly  be in a  restricted  area  of a  party's  premises  without authorization

     o    Obtain product samples without authorization from the owner

     o    Gather  information  from a competitor  through  invasive means (e.g., wiretapping, "hacking into" a computer system)

     o    Obtain proprietary  information  accidentally  misplaced or left in an unsecured place or medium

     o    Employ  an   intelligence-gathering   firm  to   collect   proprietary
          competitive  data while  misrepresenting  themselves or the purpose of the data collection

     C.   Trade Controls and Export Restrictions

The United  States uses  international  trade  controls to protect our  national security,  the domestic economy,  and to promote foreign policy.  These controls
are  embodied  in  various  laws  and  regulations  that  affect   international
transactions  including  exports and  re-exports  of  products,  technology  and software,  imports,  and  foreign  boycotts  that  the  United  States  does not sanction.

FileNet employees must fully comply with the laws, regulations and public policy of the United States. Our policy prohibits any international transaction that is not  authorized  by an  applicable  regulation,  export or re-export  license or approval. Contact the Legal Department for details of these regulations.

Also prohibited are unauthorized transactions with:

     o    Embargoed  countries and  individuals  or entities  listed on the U.S.
          government debarred parties lists

     o    Arms   proliferation-related   end  users  or  parties  named  on  the
          Department of Commerce's Entity List

     o    Any party  known or  believed  to be acting in  violation  of U.S.  or foreign laws and regulations

     o    Parties who refuse to do business with or discriminate against another country or entity in support of an unsanctioned  foreign boycott (i.e.
          a boycott not sanctioned by the U.S. government)

7.       Working With Government Agencies

When working with  government  agencies and officials from any country,  FileNet employees must be aware of unique laws, regulations,  and policies governing our
actions.   Conduct  that  is  acceptable  in  the  private  sector  may  violate governmental  procurement  laws or  regulations.  Violations can result in harsh consequences  such as fines,  penalties,  debarment or suspension from competing for  government  contracts,  and even  criminal  prosecution  of the  company or individual employees.

FileNet  employees  must  uphold  both the letter and the spirit of all  FileNet policies and applicable  procurement  laws governing our business  relationships with  government  agencies.  Employees  must also require that all  consultants, agents,  independent  contractors,  subcontract  labor and any other  individual working for FileNet on a government project or contract agree to comply with the same.

     A.   Proprietary and Source Selection Information

Government   procurement  laws  and  regulations   prohibit  the   solicitation,
possession, or use of proprietary or source selection information.

"Proprietary" information includes confidential information of a competitor such as cost or pricing data or other information  submitted by the contractor to the government as part of a bid or proposal.  This  information is often marked with words such as "proprietary,"  "protected," or "confidential."  FileNet employees must  not  solicit,  receive,  or use  this  information.  If you  believe  that proprietary  information has been revealed to you, you must  immediately  report the incident to your manager or the Legal Department.

"Source selection"  information  includes  government-sensitive  information and documents such as source selection plans, technical evaluation plans, government evaluations of proposals, competitive range and source selection determinations, competitors' bid prices (prior to bid opening), and competitors' proposal prices
(prior to contract award).  FileNet employees must not solicit,  receive, or use this type of information.

If you believe that source  selection  information has been revealed to you, you must immediately report the incident to your manager or the Legal Department.

     B.   Protection of Classified Information

FileNet  employees must follow all security  regulations of the U.S.  Government and  any  other  government  with  jurisdiction  over  FileNet  operations  in a particular  country.  These  regulations  cover such  things as plant and office security and the proper handling of classified information.

Access to classified  information is restricted to only those  individuals  with appropriate government security clearance and a valid need to know. Unauthorized
possession,   use,  disclosure,   or  transmission  of  classified   information
constitutes a violation of FileNet 's security agreement with the government and may be punishable by fines and imprisonment.

Employees must report actual or potential security violations immediately to the facility security administrator or an authorized designee.

     C.   Product Quality and Substitution

The  integrity and quality of FileNet's  products are of the utmost  importance.
FileNet   employees  must  ensure  that  all  FileNet   products  meet  contract
requirements for design, manufacture,  materials, testing and any other relevant specifications.

FileNet employees must avoid:

     o    Unauthorized substitutions of materials,  substandard or nonconforming parts

     o    Altering, falsifying or distorting inspection or test documentation or software

     o    Improperly or erroneously recording inspection or test results

     o    Falsely certifying or stating that required  inspections or tests were performed

     o    Falsely  certifying  or  stating  that  required  inspection  or  test documentation is available

     o    Using  incomplete  or improper  inspection  or  testing  protocols  or procedures

Any waivers,  deviations,  change  orders,  or similar  approvals  relative to a government contract must be secured before delivery.

     D.   Anti-Kickback Act of 1986

Under the  Anti-Kickback  Act, a government  contractor or subcontractor  cannot give or  receive  anything  of value  that is  intended  to result in  favorable treatment.

FileNet  employees  involved in government  procurement  work must be careful to avoid actual or potential conflicts of interest.  Do not give or accept anything of value  without  checking  with  your  manager.  You may also be  required  to periodically  certify that you have not violated the  Anti-Kickback Act and gift bans, and that you do not know of any other employee who may have violated these laws.

     E.   Other Limitations

Many laws,  regulations,  and  policies  control  government  procurements.  The following  list is not  exhaustive,  and you should consult with your manager or the Legal  Department  before  beginning any contact with government  customers.
Among other things, procurement laws and regulations require:

     o    Accurate and  complete  tracking and billing of all labor and material costs

     o    Faithful  and strict  conformity  to all contract  specifications  and requirements

     o    Full  compliance  with the Truth in  Negotiations  Act,  including the proper submission of "cost or pricing data"

     o    Precise and  accurate  accounting  of research and  development  costs according to government rules

     o    Adherence   to  any   testing,   inspection,   or  quality   assurance
          requirements, including full cooperation with any government inspector

     o    Avoidance  of any  fraudulent  demands  for  payment  of  money or the transfer of property that could  potentially  violate the False Claims
          Act,  such as  presenting a voucher  while  knowing the goods have not been inspected or accepted

     o    Accurate  and  complete  records  relating  in any  way to  government contracts including, but not limited to, production records, equipment logs, inspection records, testing records, time cards, and invoices

8.       International Business

     A.   International Customs, Laws and Regulations

We must be  aware  that  many of the  countries  in which  we do  business  have different laws and customs.  Employees who engage in international  business are responsible  for knowing and complying with both the laws and regulations of the countries in which those  businesses  operate and the U.S. laws and  regulations that apply outside U.S. borders. For example, the Foreign Corrupt Practices Act, as well as the laws of most other countries,  prohibits giving anything of value to foreign  government  officials  or their  families  to  influence  decisions.
FileNet will strictly comply with all such laws.

In some situations, U.S. law may conflict with local customs or local law may be more restrictive  than U.S. laws or company policy.  If you ever encounter this, follow the more restrictive law, custom, or policy. Contact the Legal Department for further information and guidance.

     B.   Agents, Consultants and Third Party Representatives

The  acts  of  FileNet's  agents,   consultants,   independent  contractors  and
representatives to facilitate company business are generally considered the acts of FileNet.  Accordingly,  FileNet  cannot use agents or  representatives  to do indirectly  what we  could  not do  directly.  FileNet  employees,  agents,  and representatives  must abide by all laws in spite of customs,  cultural norms, or competitive pressures that suggest otherwise.

It is  incumbent  on all  FileNet  employees  to  exercise  due  diligence  when selecting a third party to  represent  FileNet.  When  selecting a third  party, consider the following:

     o    Hire only reputable, qualified individuals or firms

     o    Seek the  assistance  of your  Legal  Department  in  making  adequate background checks and verifying business credentials

     o    Make sure that  compensation  is  reasonable  for the  services  to be provided

     o    Seek the  assistance of your Legal  Department  and  management if you spot a "red flag"

Some "red flags" to consider are:

     o    Third parties with family or other  relationships that could influence the buying decision

     o    Independent contractors or consultants with a reputation for bribes

     o    A sales representative or agent who approaches you near the award of a contract and indicates a "special arrangement" with an official

     o    A customer who suggests  that a FileNet bid be made through a specific agent or representative

     C.   The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) makes it a crime for FileNet, or any of its subsidiaries,  agents, or employees to directly or indirectly offer or pay a bribe to a foreign  official.  The term "foreign  official" refers to any person acting in an  official  capacity  on behalf  of a  foreign  government,  agency, department  or  instrumentality,  a foreign  government-owned  corporation  or a foreign  political  party.  The term also applies to any  candidate  for foreign political office.

If FileNet cannot obtain a contract  without paying a bribe,  FileNet  employees should report the matter to their manager and the Legal Department and walk away from the deal.  FileNet 's reputation  for integrity is more  important than the profit from any contract.

Employees  should be alert to a possible FCPA  violation if any of the following occur:

     o    Unexplained  large  expenses  on a Travel  and  Entertainment  Expense
          Report

     o    An agent demanding a higher than normal commission for a transaction

     o    Any agent or  salesperson  who says they are working with a government official to give FileNet the contract

     o    A request that a commission  be made in cash, in another name, or in a third country

     D.   Political Activities and Contributions

As a company,  FileNet will not make any  contributions  to  political  parties, candidates, or public officials, except as permitted by federal, state, or local laws.  Contributions  made by individual  employees,  agents, or representatives will not be reimbursed directly or indirectly by FileNet,  even when made in the company's name.

FileNet does not permit employees to use company time or resources for political activities.  This  prohibition  includes using  telephones,  email,  faxes,  and photocopying machines, as well as soliciting contributions.  No FileNet employee is  permitted  to  pressure  another  employee  or  supplier to make a political contribution, volunteer for a political activity, or attend a political event.

     E.   Following the Standards

Most employees will follow  FileNet's  Values and Standards of Business  Conduct voluntarily  and with  commitment.  In the event that an employee  violates  our
Values and Standards of Business Conduct, company policies and procedures or any of the  laws and  regulations  that  govern  our  business,  FileNet  will  take immediate and appropriate action.

Depending on the nature,  severity,  and frequency of an  employee's  violation,
FileNet  will  take  appropriate   disciplinary  actions  up  to  and  including
termination,  claims for  reimbursement  of losses or  damages,  and civil legal
action  or  criminal   prosecution.   Discipline  will  be  handled  fairly  and
consistently.

V     Reporting Concerns and Violations

Employees  are  obligated  to  promptly  report any  problems or concerns or any potential or actual violation of our Values and Standards of Business Conduct.

FileNet  recognizes  that the  decision  to report a concern  or  problem is not always easy, nor is there always one right answer.  Usually,  the first place to go with questions or concerns is your manager. However, if your manager does not answer the  question  or address the  problem to your  satisfaction,  you should contact your department head, the Human Resources department,  or the CRMO. If a concern  relates to a law or regulation  governing  our  business,  you may also contact FileNet's Legal Department.

FileNet employees at all levels are prohibited from taking  retribution  against anyone for reporting or supplying information or cooperating in an investigation about a concern. Any FileNet employee who retaliates against other employees for
reporting   problems  will  be  subject  to  discipline,   including   potential
termination of employment. This policy applies even if an allegation was made in good faith but appears  ultimately  to be  groundless.  On the other  hand,  any employee  who  deliberately  makes a false  accusation  with the sole purpose of harming or retaliating  against another employee will be subject to disciplinary action.

Concerns  specifically  regarding  accounting,  internal  accounting controls or auditing  matters may be directed to the FileNet Ethics Line.  This service is a toll-free telephone line and website dedicated solely to responding to employee, shareholder and other parties' concerns regarding FileNet's financial practices.
All  contacts  with the Ethics Line are  centrally  received  by an  independent third-party  service,  and will remain  anonymous unless the reporter chooses to identify him or herself.  This service is multilingual  and available 24 hours a day, seven days a week.

Understanding  and  acting  upon any  issues  that  exist  regarding  financial, accounting  and/or audit matters is an essential  component of FileNet's ability to take action and ensure the highest levels of financial integrity. 24

VI     Employee Resources

FileNet Ethics Line: (24 Hour Confidential Telephone and Internet Reporting)

Call Toll-Free in the United States: 1-866-493-1850
International Callers:               1-866-737-6850

Call ATandT for your local dialing guide or access code, or you may look up your dialing guide on the Internet at:
http://www.business.att.com/  then dial 1-866-737-6850 collect after the dialing or access code.

Or you may use the Internet by entering www.ethicspoint.com to make your report.

Corporate Compliance and Risk Management Officer (CRMO):

Karina Page
1-714-327-5870
Email: kpage@FileNet.com

Corporate Human Resources:

Audrey Schaeffer
Vice President, Worldwide Human Resources
1-714-327-3434
Email: aschaeffer@FileNet.com

Corporate Legal Department:

Katharina Mueller
Vice President and General Counsel
1-714-327-7802
Email: kmueller@FileNet.com

                                                                         EX-21.1

      LIST OF SUBSIDIARIES OF REGISTRANT

        3565 Acquisition, LLC
        FileNet Canada, Inc.
        FileNet Company Limited (Ireland)
        FileNet Corporation Asia Pacific Pte. Ltd. (Singapore)
        FileNet Corporation BV (The Netherlands)
        FileNet Corporation Korea
        FileNet Corporation, Pty. Ltd (Australia)
        FileNet France S.A.R.L.
        FileNet GesmbH (Austria) (?)
        FileNet GmbH (Germany)
        FileNet Hong Kong Limited
        FileNet Iberia, S.L. (Spain)
        FileNet Italy, S.R.L.
        FileNet Japan
        FileNet Limited (United Kingdom)
        FileNet Nova Scotia Corporation
        FileNet Poland Sp.zo.o
        FileNet (Proprietary) Limited (South Africa) (?)
        FileNet Sweden AB
        FileNet Switzerland GmbH
        Shana Corporation (Canada)
        Shana Corporation U.S.A.
        SPMM,Inc.

                                                                         EX-23.1

INDEPENDENT AUDITORS' CONSENT

We consent to the  incorporation  by reference in  Registration  Statement  Nos.
33-90454,  33-96076,  33-80899,  333-02194,   333-09075,  333-34031,  333-66997,
333-89983,  333-43254, 333-59274, 333-71598, 333-96711, 333-96713 and 333-107012
of FileNet  Corporation on Form S-8 of our report dated February 24, 2004 (such report  expresses an unqualified  opinion and includes an explanatory  paragraph referring to a change in method of accounting for goodwill and other  intangible assets in  2002),  appearing  in this  Annual  Report  on Form  10-K of  FileNet
Corporation for the year ended December 31, 2003.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Costa Mesa, California
March 12, 2004

                                                                         EX-31.1

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

Date:    March 12, 2004

                                        /s/ Lee D. Roberts    .
                                          Lee D. Roberts
                                      Chief Executive Officer

                                                                         EX-31.2

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

Date:   March 12, 2004

                                        /s/ Sam M. Auriemma     .
                                          Sam M. Auriemma
                                      Chief Financial Officer

                                       2

                                                                         EX-32.1

                    Certification of Chief Executive Officer
                Certification Pursuant To 18 U.S.C. Section 1350,
                             Created by Section 906
                        of The Sarbanes-Oxley Act of 2002

     The undersigned  officer of FileNET  Corporation  (the  "Company"),  hereby certifies, to such officer's knowledge, that:

     (i) the  accompanying  Annual  Report on Form 10-K of the  Company  for the
fiscal period ended  December 31, 2003 (the  "Report")  fully  complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  March 12, 2003
                                    /s/ Lee D. Roberts              .
                                    Lee D. Roberts
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                                                         EX-32.2

                    Certification of Chief Financial Officer
                Certification Pursuant To 18 U.S.C. Section 1350,
                             Created by Section 906
                        of The Sarbanes-Oxley Act of 2002

     The undersigned  officer of FileNET  Corporation  (the  "Company"),  hereby certifies, to such officer's knowledge, that:

     (i) the  accompanying  Annual Report on Form 10-K of the Company for the
fiscal period ended  December 31, 2003 (the  "Report")  fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  March 12, 2003
                                    /s/ Sam M. Auriemma             .
                                    Sam M. Auriemma
                                    Senior Vice President and
                                    Chief  Financial Officer
                                    (Principal Financial Officer)