Form 10-Q
period 2004-03-31
FILENET CORP
filed 2004-05-07
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended March 31, 2004

                                       OR

  |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the transition period from ________ to ___________

                               Commission file number: 00-15997

                                     FILENET CORPORATION
                   (Exact name of Registrant as specified in its charter)

               Delaware                                            95-3757924         .
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
                                                      Yes  |X|  No |_|

  As of May 5, 2004, there were 38,940,147 shares of the Registrant's common stock outstanding.

                                      FILENET CORPORATION
                                             Index

                                                                                    Page
                                                                                  Number

     PART I.        FINANCIAL INFORMATION..........................................   3

     Item 1.        Unaudited Condensed Consolidated Financial Statements  ........   3

     Item 2.        Management's Discussion and Analysis of Financial Condition

     INDEX TO
     EXHIBITS       ...............................................................  39

PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Condensed Consolidated Financial Statements

                               FILENET CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 March 31,        December 31,
                                                                     2004                2003
        ASSETS
        Current assets:
          Cash and cash equivalents                           $   238,327         $   203,305
          Short-term investments available for sale                33,674              32,286
          Accounts receivable, net                                 33,340              38,096
          Prepaid expenses and other current assets                13,511              13,174
          Deferred income taxes                                     3,551               3,551
          Total current assets                                    322,403             290,412

          Property, net                                            25,810              26,922
          Long-term investments available for sale                 18,983              12,672
          Goodwill                                                 25,822              26,170
          Intangible assets, net                                    7,315               7,979
          Deferred income taxes                                    23,040              23,001
          Other assets                                              4,032               4,692

          Total assets                                        $   427,405         $   391,848

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable                                    $    10,207         $    11,006
          Accrued compensation and benefits                        24,291              27,648
          Customer deposits and advances                            6,970               5,217
          Unearned maintenance revenue                             64,861              40,691
          Other accrued liabilities                                15,397              16,524
             Total current liabilities                            121,726             101,086

          Unearned maintenance revenue and other liabilities        3,204               1,614
          Commitments and contingencies (Note 9)

        Stockholders' equity:
          Preferred stock - $0.10 par value; 7,000,000 shares
            authorized; none issued and outstanding
          Common stock - $0.01 par value; 100,000,000 shares      244,252             234,025
            authorized; 39,811,824 issued and 38,713,824
            shares outstanding at March 31, 2004; and
            38,906,640 shares issued and 37,808,640 shares
            outstanding at December 31, 2003
          Retained earnings                                        68,096              64,098
          Accumulated other comprehensive income                    4,694               5,592

          Treasury stock, at cost; 1,098,000 shares               (14,567)            (14,567)
          Net stockholders' equity                                302,475             289,148

            Total liabilities and stockholders' equity        $   427,405         $   391,848

          See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Three Months Ended March 31,
                                                            2004             2003
         Revenue:
           Software                                   $   41,351       $   35,522
           Customer support                               45,270           39,396
           Professional services and education            12,877           12,131
           Total revenue                                  99,498           87,049

         Costs:
           Software                                        3,523            3,008
           Customer support                               10,292           10,571
           Professional services and education            10,838           11,080
           Total cost of revenue                          24,653           24,659

             Gross Profit                                 74,845           62,390

         Operating expenses:
           Sales and marketing                            41,561           34,399
           Research and development                       20,102           19,302
           General and administrative                      9,233            7,826
           Total operating expenses                       70,896           61,527

         Operating income                                  3,949              863

         Other income, net                                   927            1,045

         Income before income taxes                        4,876            1,908

         Provision for income taxes                          878              572

         Net income                                   $    3,998       $    1,336

         Earnings per share:
           Basic                                      $    0 .10       $     0.04
           Diluted                                    $    0 .10       $     0.04

         Weighted-average shares outstanding:
           Basic                                          38,280           35,942
           Diluted                                        40,785           36,623

     See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (In thousands)

                                                     Three Months Ended
                                                          March 31,          .
                                                   2004                 2003

 Net income                                   $   3,998            $   1,336
 Other comprehensive income (loss):
   Foreign currency translation adjustments        (914)               1,997
   Unrealized gain (loss) on securities:
   Unrealized holding gain (loss)                    16                  (10)
 Total other comprehensive income (loss)           (898)               1,987
 Comprehensive income                         $   3,100            $   3,323

 See accompanying notes to unaudited condensed consolidated financial statements.

                                         FILENET CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands)

                                                                                Three Months Ended
                                                                                     March 31,         .
                                                                              2004                2003
Cash flows from operating activities:
 Net income                                                             $    3,998          $    1,336
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           4,276               4,907
     Loss on sale of property                                                    4                  37
     Provision for doubtful accounts                                             6                  18
     Deferred income taxes                                                     (40)                 (6)
     Changes in operating assets and liabilities, net of the
      effects of acquisitions:
       Accounts receivable                                                   4,551               4,653
       Prepaid expenses and other current assets                              (411)               (975)
       Accounts payable                                                       (756)             (1,830)
       Accrued compensation and benefits                                    (3,261)              3,034
       Customer deposits and advances                                        1,762               1,048
       Unearned maintenance revenue                                         25,875              15,821
       Income taxes payable                                                  1,734                (385)
       Other                                                                (2,578)               (972)
 Net cash provided by operating activities                              $   35,160          $   26,686

 Cash flows from investing activities:
 Capital expenditures                                                       (2,726)             (2,507)
 Proceeds from sale of property                                                 48                  68
 Purchases of marketable securities                                        (24,910)            (28,020)
 Proceeds from sales and maturities of marketable securities                17,800              23,655
 Net cash used in investing activities                                  $   (9,788)         $   (6,804)

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                     10,178                 530
 Net cash provided by financing activities                              $   10,178          $      530

 Effect of exchange rate changes on cash and cash equivalents                 (528)              1,755

 Net increase in cash and cash equivalents                                  35,022              22,167
 Cash and cash equivalents, beginning of year                              203,305             130,154
 Cash and cash equivalents, end of period                                  238,327             152,321

 Supplemental cash flow information:
 Interest paid                                                                  22                   7
 Income taxes paid / (refunded)                                         $     (950)         $      950

    See Note No. 10 for additional non-cash disclosures stock.
   See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements of FileNet  Corporation (the "Company" or "FileNet") reflect all adjustments  (consisting  of normal  recurring  adjustments)  necessary  to present fairly the financial position of the Company at March 31, 2004, the results of its operations,  its comprehensive operations and its cash flows for the three months ended March 31, 2004 and 2003. Certain information and footnote  disclosures  normally included in financial  statements have been condensed or omitted  pursuant to rules and  regulations  of the Securities and Exchange Commission (the "SEC"), although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the  information  presented is not  misleading.  These  condensed consolidated  financial  statements  should be read in conjunction with the consolidated  financial  statements  and  notes  thereto  contained  in the
     Company's Annual Report on Form 10-K for the fiscal year ended December 31,
     2003 filed with the SEC on March 12, 2004.  The results of  operations  for the interim periods are not necessarily indicative of the operating results for the year, or any other future period.

     Reclassifications. Certain reclassifications have been made to prior-years'
     balances to conform to the current-year's presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003,  the FASB issued FIN 46,  "Consolidation  of Variable
     Interest   Entities."  In  general,   a  variable   interest  entity  is  a
     corporation,  partnership,  trust,  or any other legal  structure  used for business  purposes  that  either (a) does not have  equity  investors  with voting rights or (b) has equity  investors  that do not provide  sufficient financial  resources  for the  entity to  support  its  activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company  is subject  to a  majority  of the risk of loss from the  variable interest  entity's  activities  or  entitled  to receive a majority  of the entity's residual returns or both. The consolidation requirements of FIN 46 apply  immediately to variable  interest entities created after January 31,
     2003. With respect to variable interest entities created before January 31,
     2003, in December 2003 the FASB issued FIN 46R, which,  among other things, revised  the  implementation  date to the  first  fiscal  years or  interim periods ending after March 15, 2004,  with the exception of Special Purpose
     Entities ("SPE").  The consolidated  requirements apply to all SPE's in the first fiscal year or interim  period  ending after  December 15, 2003.  The
     Company  has  determined  that it does not have  any  SPE's to which  these interpretations apply and has adopted FIN 46R in the first quarter of 2004.
     The  adoption  of FIN 46R did not have a material  impact on the  Company's consolidated financial statements.

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

          SFAS No. 150 is to be implemented  by reporting the cumulative  effect of a change in accounting  principle.  The Company does not have  financial instruments with  characteristics of both debt and equity and therefore the adoption  of SFAS No. 150 did not have a material  impact on the  Company's consolidated financial statements.

3.   STOCK BASED COMPENSATION

          The Company  accounts for stock based  awards to  employees  using the intrinsic value method in accordance with Accounting Principles Board (APB)
     Opinion No. 25,  "Accounting  for Stock Issued to Employees." The following table  summarizes the Company's net income (loss) and net income (loss) per share  on a pro  forma  basis  had  compensation  cost  for  the  Company's stock-based  compensation  plans been determined based on the provisions of
     SFAS No.  123,  Accounting  for Stock  Based  Compensation",  for the three months ended March 31, 2004 and 2003.

                                                                Three Months Ended
                                                                    March 31,
   (In thousands, except per share amounts)                    2004              2003

    Net income, as reported                              $    3,998        $    1,336

   Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards, net
   of related tax effects                                    (1,547)           (2,039)
   Pro forma net income (loss)                                2,451              (703)

   Earnings per share:
   Basic earnings per share - as reported               $      0.10        $     0.04
   Basic earnings (loss) per share - pro forma                 0.06             (0.02)

   Diluted earnings per share - as reported                    0.10              0.04
   Diluted earnings (loss) per share - pro forma        $      0.06        $    (0.02)

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

                                              Three Months Ended
                                                   March 31,
                                             2004            2003

          Expected term (in years)         5.39               5.0
          Expected volatility                51%               66%
          Risk free interest rates         3.07%             3.61%
          Expected dividend                   0%                0%

4.   ACQUISITIONS

          On April 2, 2003, the Company  completed a stock purchase  acquisition of 100% of Shana  Corporation  ("Shana"),  an electronic  forms  management company.  This strategic  acquisition provides technology and experience to
     expand  the  Company's  ECM  offering  with  Enterprise   Forms  Management
     capability,  which  contributed  to the  purchase  price  and  resulted  in goodwill. The purchase price for the acquisition consisted of $8.55 million in cash  consideration,  less $938,000 of acquired  cash,  plus $184,000 in acquisition expenses and $277,000 paid for Non-Compete Agreements.

          In  accordance  with  SFAS  No.  141,  "Business  Combinations,"  this acquisition was accounted for under the purchase method of accounting.  The purchase price was allocated as follows:

                                                        (In thousands)
     Shana Corporation                                  April 2, 2003

     Net tangible assets                                  $     2,725
     Goodwill                                                   3,103
     Acquired technology                                        4,000
     Technical manuals and design documents                       600
     Customer maintenance relationships                           800
     Non-Compete Agreements                                       277
     Liabilities assumed                                       (2,494)
     Total purchase price                                 $     9,011
     Less cash acquired                                          (938)
     Net cash paid                                        $     8,073

          The Company allocated the purchase price for this acquisition based on fair value.  Statement of Financial  Accounting Concepts No. 7 defines fair value as the  amount  at which an asset (or  liability)  could be bought or sold in a current transaction between willing parties,  that is, other than in a forced or liquidation sale.

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

5.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

          In acquisitions  accounted for using the purchase method,  goodwill is recorded as the  difference,  if any,  between the aggregate  consideration paid  for an  acquisition  and  the  fair  value  of the net  tangible  and
     identified   intangible  assets  acquired.   SFAS  No.  142  requires  that
     amortization  of goodwill and indefinite  life  intangibles be discontinued
     and replaced  with  periodic  review and analysis for possible  impairment.
     Intangible  assets  with  definite  lives  must  be  amortized  over  their estimated useful lives.

          The  following  table  presents  the changes in goodwill by  reporting segment during the three months ended March 31, 2004:

                                                                             (In thousands)
                                                 Balance at       Foreign       Balance at
                                                December 31,     Currency         March 31,
     Goodwill by Reporting Segment                     2003        Change             2004

     Software                                   $    15,144     $    (203)     $    14,941
     Customer Support                                 5,858           (77)           5,781
     Professional Services and Education              5,168           (68)           5,100

          Total                                 $   26,170      $    (348)     $    25,822

          Foreign  currency  change  relates to the impact of translation on the portion of  goodwill  that was booked to the  Company's  Ireland and Canada subsidiaries.

          Acquired technology,  technical manuals and design documents, customer maintenance  relationships,  patents,  and  non-compete  agreements are the
     Company's only intangible  assets subject to  amortization  under Statement
     No. 142.

          Changes in these assets are summarized as follows for the three months ended March 31, 2004:

                                                                                        (In thousands)
                                              Balance at                      Foreign      Balance at
                                             December 31,                    Currency        March 31,
  Intangible Assets                                 2003      Amortized        Change            2004

  Acquired technology and other intangibles   $    7,748     $    (459)     $    (167)     $    7,122
  Non-compete agreements                             227           (28)            (6)            193
  Patents                                              4            (3)            (1)              -
       Total                                  $    7,979     $    (490)     $    (174)     $    7,315

          Acquired  technology  is being  amortized  over a useful  life of five years,  patents  are being  amortized  over a useful  life of two years and non-compete  agreements are being amortized over three years.  Amortization expense for amortizing  intangible assets was $527,000 for the three months ending  March 31, 2004  compared to $183,000 for the  comparable  period in
     2003 (excluding  foreign exchange  effect).  Estimated future  amortization expense (excluding foreign exchange effect) of purchased  intangible assets as of March 31, 2004 is as follows:

                                         (In thousands)
                       Fiscal Year              Amount
                  (Remainder) 2004         $     1,566
                              2005               2,056
                              2006               1,989
                              2007               1,401
                              2008                 303
                                           $     7,315

6.   EARNINGS PER SHARE

          Basic  earnings  per share are computed by dividing net income for the period by the  weighted-average  number of common shares outstanding during the period.  Diluted  earnings per share is computed by dividing net income by the  weighted-average  number  of  common  shares  outstanding  plus the dilutive  effect of outstanding  stock options,  shares  issuable under the employee stock  purchase plan and restricted  stock issued to key executive management  using the treasury  stock method.  The number of  anti-dilutive options  excluded from the EPS calculation for the three months ended March
     31, 2004 and 2003 were  2,505,000  and 681,000  shares,  respectively.  The following  table sets forth the  computation of basic and diluted  earnings per share for the three months ended March 31, 2004 and 2003:

                                                                                   Three Months Ended
         (In thousands, except per share amounts)                                        March 31,

                                                                                   2004             2003

         Net Income                                                        $      3,998       $    1,336

         Weighted average common shares outstanding                              38,313           35,942
         Weighted average common shares of unvested restricted stock*               (33)               -
         Shares used in computing basic earnings per share                       38,280           35,942

         Earnings per basic share                                          $        .10       $      .04

         Shares used in computing basic earnings per share                       38,280           35,942
         Dilutive effect of stock plan                                            2,472              681
         Dilutive effect of weighted average common shares
          of unvested restricted stock                                               33                -
         Shares used in computing diluted earnings per share                     40,785           36,623

         Earnings per diluted share                                        $        .10       $      .04
         * See Note 10 - Restricted Stock

7.   ACCUMULATED OTHER COMPREHENSIVE INCOME

          Accumulated  other  comprehensive  income for the three  months  ended
     March 31, 2004 is comprised of the following:

                                                                                       (In thousands)
                                                Foreign            Unrealized
                                               Currency               Holding      Accumulated Other
                                            Translation            Gain/(Loss)         Comprehensive
                                             Adjustment         on Securities                 Income

     Balance, December 31, 2003             $     5,645            $      (53)            $    5,592
     Three month period changes                    (914)                   16                   (898)
     Balance, March 31, 2004                $     4,731            $      (37)            $    4,694

8.   OPERATING SEGMENT DATA

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

          The Company's  reportable operating segments effective January 1, 2004
     include  Software,   Customer  Support,   and  Professional   Services  and
     Education.  The  residual  operating  activity of the  previously  reported
     Hardware  reporting  segment has been  combined  with the Customer  Support reporting segment.  This combination is predicated on the reduced scale and change in the nature of on-going hardware  operations.  Prior year hardware amounts have been  reclassified into customer service to conform to the new segment presentation.

          The Software operating segment develops,  markets, and sells a unified platform and framework for ECM software and solutions. The Customer Support segment  provides  after-sale  support for  software,  as well as providing software  upgrades,  on a when and if available basis,  under the Company's right to new versions  program.  The Customer Support segment also provides operating  supplies  and spare  parts  for the  installed  base of  Optical
     Storage and Retrieval ("OSAR") libraries, previously the hardware business.
     The  Professional   Services  and  Education  segment  provides   fee-based
     implementation and technical  consulting  services related to the Company's standard products and post-implementation training services.

          The accounting  policies of the Company's  operating  segments are the same as  those  described  in Item 2 -  Critical  Accounting  Policies  and
     Estimates - except that the disaggregated financial results of the segments reflect allocation of certain functional expense categories consistent with the basis and manner in which Company management  internally  disaggregates financial  information  for the  purpose of  assisting  in making  internal operating decisions. The Company evaluates performance based on stand-alone segment operating income. Because the Company does not evaluate performance based on the  return  on  assets or on  interest  income  at the  operating segment  level,  assets and interest  income are not tracked  internally by segment. Therefore, such information is not presented.

          Operating  segments data for the three months ended March 31, 2004 and
     2003 are as follows:

                                                           (In thousands)

                                                   Three months ended
                                                         March 31,
                                                  2004              2003

     Software
       Revenue                           $      41,351       $    35,522
       Operating loss                          (16,066)          (14,747)

     Customer Support
       Revenue                           $      45,270            39,396
       Operating income                         19,747            16,585

     Professional Services and
     Education
       Revenue                           $      12,877            12,131
       Operating income (loss)                     268              (975)

     Total:
       Revenue                           $      99,498            87,049
       Operating income                          3,949               863

9.   STOCK OPTIONS

          The following is a summary of stock option transactions  regarding all stock option plans for the three months ended March 31, 2004:

                                                                                             .
                                                                                    Weighted-
                                                              Number of              Average
                                                                Options       Exercise Price

     Balance, December 31, 2003                                 7,642,743         $    16.31

           Granted (weighted-average fair value of $11.74)        674,200              28.23
           Exercised                                             (772,684)             13.18
           Canceled                                              (149,618)             18.93
     Balance, March 31, 2004                                    7,394,641         $    17.68

          The following table summarizes  information concerning outstanding and exercisable stock options at March 31, 2004:

                                                                                                                     .
                           Options Outstanding                                           Options Exercisable
                                          Weighted-Average                                          Weighted-Average
                                                 Remaining     Weighted-Average                             Exercise
 Range of Exercise             Number          Contractual             Exercise                                Price
             Price        Outstanding          Life (Years)               Price          Number          Exercisable
  $    1.39 - 9.50            940,122                 3.64           $     8.01         934,527           $     8.00
      9.75 - 12.86          1,232,733                 7.58                12.32         583,160                11.93
     12.97 - 14.19          1,209,276                 7.20                13.46         644,523                13.54
     14.39 - 18.45          1,266,506                 7.11                16.85         767,618                16.93
     19.53 - 25.00          1,268,866                 6.28                22.82       1,101,309                22.96
     25.28 - 41.84          1,477,138                 8.19                28.07         493,614                28.76
  $   1.39 - 41.84          7,394,641                 6.84           $    17.68       4,524,751           $    16.72

10.  ISSUANCE OF RESTRICTED STOCK

          The Company awarded 132,500 shares of restricted  stock to ten members of the senior  management  team on March 9, 2004. This award was made under the 2002  Incentive  Award  Plan.  These  shares of  restricted  stock vest
     December 31,  2008,  and include a feature that allows the stock to vest on an accelerated basis provided certain performance targets are achieved.

          These shares are valued at  approximately  $3.6  million  based on the
     March 9, 2004  closing  price of $27.47 per share.  The grant value of $3.6 million is  recorded  in the  equity  section  of the  balance  sheet as an
     increase  in  common   stock  and  a   contra-equity   offset  to  deferred
     compensation.  Expense  related to the shares is amortized over a five-year period on a straight-line basis.  Additional  recognition of expense may be accelerated  if it becomes  probable that certain  performance  targets are achieved  that  trigger  accelerated  vesting  of  the  restricted  shares.
     Approximately  $45,000 of compensation  expense was recognized in the three months ended March 31, 2004.

11.  COMMITMENTS AND CONTINGENCIES

     Leases

          The Company leases its corporate offices,  sales offices,  development and  manufacturing  facilities,  and other equipment  under  non-cancelable operating leases,  some of which have renewal options and generally provide for  escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated  balance sheet.  Future  annual  minimum  lease  payments  under all  non-cancelable operating leases with an initial term in excess of one year as of March 31,
     2004 were as follows:

                                                 (In thousands)
       2004 (remaining 9 months)                   $     7,988
       2005                                             11,060
       2006                                             10,493
       2007                                              9,617
       2008                                              8,589
       2009                                              6,154
       Thereafter                                          938
       Total                                       $    54,839

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

          The following table  represents the warranty  activity and balance for the three months ended March 31, 2004 and 2003:

                                                                             .
          (In thousands)                              2004              2003

          Beginning balance at January 1         $     479         $     728
               Additions                               329               964
               Deductions                             (332)           (1,213)

          Ending balance at March 31             $     476         $     479

     Guarantees and Indemnities

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

          In  connection  with  certain  facility  leases and other  performance guarantees,  the Company has  guaranteed  payments on behalf of some of its domestic and foreign subsidiaries.  To provide subsidiary  guarantees,  the
     Company  obtains  unsecured bank  guarantees  from local banks.  These bank guarantees  totaled an equivalent of approximately $2.5 million as of March
     31, 2004.  Unsecured bank  guarantees  increased by $1.2 million during the three months  ended March 31, 2004 for  performance  guarantees  related to workers  compensation  liability  insurance and a company  sponsored  sales event to be held in April 2005.  Approximately  $1.3  million was issued in local  currency  in Europe and Asia,  while the  balance  was issued in the
     United States. Approximately $0.6 million of the $2.5 million is secured by cash deposit.

          The Company  indemnifies  its  directors  and  officers to the maximum extent permitted under the laws of the State of Delaware.

          The  Company  has not  recorded a  liability  for the  guarantees  and indemnities described above in the accompanying  consolidated balance sheet as the estimated fair value of these items is de minimis.  Also the maximum amount of potential  future  payments under such guarantees and indemnities is not  determinable,  other than as described above. The Company's product warranty liability as of March 31, 2004 is disclosed in this item under the heading "Product Warranties."

     Legal Proceedings

          In the normal  course of business,  the Company is subject to ordinary routine litigation and claims incidental to its business. While the results of litigation  and claims cannot be predicted  with  certainty,  management believes that the final outcome of these matters will not have a materially adverse  effect on the  Company's  consolidated  results of  operations  or financial condition.

12.  FOREIGN CURRENCY TRANSACTIONS

          As of March  31,  2004,  the  Company  had  forward  foreign  exchange contracts outstanding totaling approximately $5.1 million in 10 currencies.
     These  contracts  were opened on the last  business  day of the quarter and mature within three months.  Accordingly,  the fair value of such contracts is zero at March 31, 2004.

13.  INCOME TAXES

          The Company's combined federal, state and foreign annual effective tax rate for the three  months  ended March 31, 2004 is 18% compared to 30% for the comparable  period in 2003. The provision for income taxes differs from the tax computed at the federal  statutory income tax rate due primarily to earnings  considered as  permanently  reinvested in foreign  operations and reductions in the deferred tax valuation allowance.  The decreased tax rate in the three  months ended March 31, 2004 was  primarily  due to the mix of income earned by domestic operations versus the foreign  subsidiaries,  and the partial release of the valuation allowance against income from domestic operations as net operating loss carryforwards were utilized.

14.  RELATED-PARTY TRANSACTIONS

          In July 2001,  the  Compensation  Committee of the Company's  Board of
     Directors  ("the Board")  entered into  discussions  with Lee Roberts,  the
     Company's Chief Executive Officer,  regarding a secured loan by the Company to Mr.  Roberts for $1.9 million to enable him to purchase a home in Orange
     County,  California. The note bears interest at 2.89% per annum. On June 5,
     2002, the Board approved the loan.

          Mr.  Roberts is current  with all  payments  and  obligations  of this agreement.  Mr.  Roberts made two payments of $37,000 in February  2003 and
     $53,000 in February 2004 toward the accrued  interest balance in accordance with the terms and conditions of the loan agreement.  Mr. Roberts also made a payment in December 2003 of  approximately  $294,000 toward the principal loan  balance  of $1.9  million.  As of  March  31,  2004,  FileNet  has an outstanding  secured note receivable balance from Mr. Roberts in the amount approximately of $1.6 million that relates to the above-referenced loan and is included in other assets on the consolidated  balance sheet. The accrued interest  balance as of March 31,  2004 was  approximately  $9,000.  Please reference  Note No, 4 of our  December  31,  2003  Report  10-K  filing for additional details of the terms and conditions of this loan.

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
     Readers should carefully review the risk factors  described below under the heading  "Risk  Factors  That  May  Affect  Future  Results"  and in  other documents  we file  from  time to time  with the  Securities  and  Exchange
     Commission,  including  our Annual  Report on Form 10-K for the fiscal year ended  December 31,  2003.  Our filings  with the  Securities  and Exchange
     Commission, including our Annual Reports on Form 10-K, Quarterly Reports on
     Form 10-Q,  Current  Reports on Form 8-K and  amendments to those  filings, pursuant  to Sections  13(a) and 15(d) of the  Securities  Exchange  Act of
     1934,  are available free of charge at  www.filenet.com,  when such reports are available at the Securities and Exchange Commission Web site.

     Overview

          FileNet develops and markets software that helps our customers address their  electronic  content and business  process  management  requirements.
     Electronic content is unstructured data with various object characteristics and attributes.  Electronic or unstructured  content  includes,  but is not limited to: Web content,  forms, word documents and scanned images that are not easily  managed by  relational  databases.  We market these  enterprise software  solutions  to  primarily  Global 2000  customers  in the banking, insurance,  government,  utilities and telecom  industries located in North
     America, Europe and Asia.

     Software

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

     Services and Support

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

          Revenue Recognition. FileNet accounts for the licensing of software in accordance with the American Institute of Certified  Accountants  ("AICPA")
     Statement of Position  ("SOP") 97-2,  "Software  Revenue  Recognition."  We
     enter into contracts for the sale of our products and services.  Certain of these contracts  relate to single  elements and contain  standard terms and
     conditions,   while  other   agreements   contain   multiple   elements  or
     non-standard  terms and conditions.  Contract  interpretation  is sometimes required to determine the appropriate  accounting,  including how the price should be allocated  among the  deliverable  elements and when to recognize revenue.

          Software  license  revenue  generated  from sales  through  direct and indirect channels,  which do not contain multiple elements,  are recognized upon  shipment  and  passage  of  title  of  the  related  product,  if the requirements  of SOP  97-2,  are  met.  If the  requirements  of SOP  97-2, including evidence of an arrangement,  delivery, fixed or determinable fee, collectibility  or vendor  specific  evidence about the value of an element are not met at the date of shipment,  revenue is not recognized until these
     elements  are  known  or  resolved.   Fees  are  deemed  to  be  fixed  and
     determinable  for  transactions  with a set price  that is not  subject  to refund or  adjustment  and  payment is due within 90 days from the  invoice date.  Software  license  revenue from channel  partners is not  recognized until the product is shipped and sale by the channel partner to a specified end user is confirmed.

          For arrangements with multiple  elements,  we allocate revenue to each element  of a  transaction  based  upon its fair  value  as  determined  in reliance on vendor specific  objective  evidence using the residual method.
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

          Goodwill and Other Intangible Assets. Goodwill is recorded at cost and is not  amortized.  Goodwill and other  intangible  assets with  indefinite useful lives are tested for  impairment at least  annually and written down when  impaired.  On the first day of July of each year,  goodwill is tested for  impairment by determining if the carrying value of each reporting unit exceeds its fair value. We also  periodically  evaluate  whether events and circumstances  have  occurred  which  indicate  that the carrying  value of goodwill may not be recoverable.  We engaged an independent  valuation firm to determine the business  enterprise value for each of our three reporting units  and to  perform  an  impairment  analysis  as of  July  1,  2003  in accordance with SFAS 142. The analysis indicated there was no impairment of goodwill in any of the three reporting  units. As of March 31, 2004,  there have been no  indicators of  impairment,  and no impairment of goodwill has been recognized.  If estimates  change, a materially  different  impairment conclusion could result.

          Long-Lived Assets. Property, plant and equipment and intangible assets are recorded at cost less accumulated  depreciation or  amortization.  They are amortized using the straight-line method over estimated useful lives of generally  three to five  years.  The  determination  of  useful  lives and whether or not these assets are impaired involves judgment and are reviewed for impairment whenever events or circumstances  indicate that the carrying amount of such  assets may not be  recoverable.  We evaluate  the  carrying value of long-lived assets and certain  identifiable  intangible assets for impairment of value based on undiscounted  future cash flows resulting from the use of the asset  and its  eventual  disposition.  If  impairment  were indicated,  we would be required to write the related  assets down to their fair values. While we have not experienced  impairment of intangible assets in prior periods,  we cannot guarantee that there will not be impairment in the future.

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

          We are continually  assessing the valuation  allowance  related to our deferred tax assets. As of March 31, 2004, we have a net tax deferred asset of  approximately  $26.6 million and valuation  allowance of  approximately
     $24.3 million.  We will continue  weighing  various factors  throughout the year to assess the need for any valuation allowance.  Recoverability of the
     deferred  tax  assets  is  dependent   on  continued   profitability   from
     operations, as well as the geographic region generating the profits. Should our level of profitability continue as expected, we would likely remove the entire  valuation  allowance  later in 2004.  We would  realize a one-time, non-cash  benefit by  decreasing  our tax  expense  (causing an increase in earnings) by approximately $10.0 million to $12.0 million. Additionally, we
     would   record  a  non-cash   charge  to   increase   additional   reported
     paid-in-capital by approximately $9.0 million.

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

                                                        Three Months Ended March 31,
                                                          2004              2003

Revenue:
   Software                                               41.6%             40.8%
   Customer support                                       45.5              45.3
   Professional services and education                    12.9              13.9

Total revenue                                            100.0             100.0

Cost of revenue:
   Software                                                3.5               3.5
   Customer support                                       10.4              12.1
   Professional services and education                    10.9              12.7

Total cost of revenue                                     24.8              28.3

Gross Profit                                              75.2              71.7

Operating expenses:
   Sales and marketing                                    41.8              39.5
   Research and development                               20.2              22.2
   General and administrative                              9.2               9.0
Total operating expenses                                  71.2              70.7

Operating income                                           4.0               1.0
Other income, net                                          0.9               1.2
Income before income tax                                   4.9%              2.2%

Revenue

          As more fully discussed below, total revenue increased by 14.3% in the quarter  ended  March 31, 2004  compared  to the same  period in 2003.  The increase in total revenue during this period is primarily  attributable  to the increased  demand for our software  products and customer  support.  We believe that the demand for our software and services is due to an increase in the growth of  unstructured  content  within  our  coustomer  base.  Our products  enable  customers  to  manage  this  content  and use it in their business processes.

          Revenue by Geography.  The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

     Revenue by Geography

                                                                                              (In thousands)
                                                                                                 % Increase/
               Three months ended March 31,                    2004                 2003           Decrease

              Total United States Revenue                 $  68,000          $    59,457              14.4%

              Europe, Middle East and Africa                 25,317               22,134              14.4%
              Canada, Latin America and Asia                  6,181                5,458              11.4%

              Total International Revenue                    31,498               27,592              14.2%
              Total Revenue                               $  99,498            $  87,049              14.3%

              United States Revenue                            68.3%                68.3%                -
              International Revenue                            31.7%                31.7%                - .
              Total Revenue Contribution                      100.0%               100.0%

          International revenue represented 31.7% of total revenue and increased at nearly the same rate as domestic  revenue during this period as compared to the same period in 2003. We believe the same content  management factors mentioned above drive international  revenue growth and are not regional in nature.  We  expect  international  revenue  to  continue  to  represent  a significant  percentage of total revenue.  However,  international revenues will be adversely affected if the U.S. dollar  strengthens  against certain major  international  currencies or if  international  economic  conditions remain relatively weak.

          Revenue by Reporting  Segment.  The  following  table sets forth total revenue by reporting  segment and as a percentage  of total revenue for the periods indicated:

    Revenue by Reporting Segment
                                                                             (In thousands)
                                                                                % Increase/
    Three months ending March 31,                  2004             2003         (Decrease)

    Software                                  $  41,351         $ 35,522              16.4%
    Customer Support                             45,270           39,396              14.9%
    Professional Services and Education          12,877           12,131               6.1%
    Total Revenue                             $  99,498        $  87,049              14.3%

    Software                                       41.6%            40.8%               .8%
    Customer Support                               45.5%            45.3%               .2%
    Professional Services and Education            12.9%            13.9%             (1.0%)

    Total Revenue Contribution                    100.0%           100.0%

          Software.  Software revenue consists of fees earned from the licensing of our software  products to our customers.  Software revenue  increased by
     16.4% in the first  three  months of 2004  compared  to the same  period in
     2003. The increase in software revenue during this period was primarily due to an increase in demand for enterprise content management solutions driven by the growth in  unstructured  content in our customer base.  Customers in our key vertical industries of banking,  insurance,  government and telecom continued to purchase new systems and add-on  licenses to existing  systems to help them  manage  content  and  records.  We  believe  IT  spending  on enterprise content management and business process management software will show steady improvement throughout 2004.

          Customer  Support.  Customer  support revenue consists of revenue from software maintenance contracts,  "fee for service" revenues and the sale of
     Optical Storage and Retrieval ("OSAR") libraries, spare parts and supplies.
     Maintenance  contracts entitle our customers to receive technical  support, enhancements and upgrades to new versions of software  releases when and if available.  Customer support revenue  increased by 14.9% in the first three months ended March 31, 2004  compared to the same period in 2003.  Customer support revenue is generated from new maintenance  contracts for new system
     sales,  and  from  the  renewal  of  existing  maintenance   contracts  for
     previously   sold  software   licenses  on  installed   systems.   We  have
     historically  experienced a high contract maintenance renewal rate, but are continuing  to  experience  pricing  pressures  from our  customers  during contract negotiation and renewal. Accordingly, the rate of software revenue growth may not directly translate into the same growth for customer support revenue.

          Professional   Services  and  Education.   Professional  services  and
     education revenue is generated from consulting and implementation  services to end  users  of our  software  products,  technical  consulting  services provided to our resellers, and training services. No modifications are made to our  standard  base  product  code  once the  software  has  been  sold.
     Professional  services and education revenue increased by 6.1% in the three months ended March 31, 2004 compared to the same period in 2003.  Increases in  professional  services  revenue growth  typically lags behind  software revenue growth by 90 to 180 days as our customers  implement  their content
     management   projects  that  include   consulting  and  training  services.
     Furthermore,  professional  services  revenue is dependent on the level and the  nature  of  software  sales in prior  periods.  Professional  services revenue  grow more rapidly  when new  customers  purchase new systems for a large-scale  implementation - as opposed to existing  customers  purchasing add-on  licenses  for  installed  systems.  A  significant  majority of our software  sales  during  the  last  twelve  months  have  been to  existing customers. We believe we will experience a moderate, but steady improvement in  professional  services and  education  revenue  during the balance 2004 based on the software revenue trends we experienced during the last half of
     2003 and the first quarter of 2004.

Cost of Revenue

          Cost of Revenue by Reporting  Segment.  The following table sets forth total cost of revenue by reporting  segment and as a percentage  of revenue by reporting segment for the periods indicated:

     Cost of Revenue by Reporting Segment
                                                                             (In thousands)
                                                                                % Increase/
     Three months ending March 31,                    2004           2003        (Decrease)

     Software                                    $   3,523     $    3,008             17.1%
     Customer Support                               10,292         10,570             (2.6%)
     Professional Services and Education            10,838         11,081             (2.2%)
     Total Cost of Revenue                       $  24,653     $   24,659                0%

     Software                                          8.5%           8.5%               0%
     Customer Support                                 22.7%          26.8%            (4.1%)
     Professional Services and Education              84.2%          91.3%            (7.1%)

     Total Cost of Revenue as a % of Revenue          24.8%          28.3%            (3.5%)

          Software.  Cost of software revenue  includes  royalties paid to third parties for  technology  embedded in our  products to enhance  features and functionality,  amortization of acquired  technology,  media costs, and the cost to manufacture and distribute  software.  The cost of software revenue as a percent of software  revenue was  unchanged  in the three months ended
     March 31,  2004  compared  to the same  period  in 2003.  The  increase  in absolute cost of software revenue during this period is primarily due to an increase  in royalty  costs  based on higher  revenues  and a higher mix of products sold that contain third party  software  products.  This cost will fluctuate  period  to  period  based  on the  mix  of  products  sold.  The amortization of acquired technology resulting from the Shana acquisition in
     April 2003 is another cost element that has  increased the absolute cost of software  revenue.  Going forward we anticipate cost of software revenue to increase  slightly to approximately  10% of software revenue as we continue to integrate third-party technology with our products.

          Customer  Support.  Cost of customer support revenue includes the cost of customer  support  personnel,  facility  and  technology  infrastructure expenses  in our  call  centers,  supplies  and  spare  parts.  The cost of customer support revenue in absolute dollars was relatively  unchanged year over year.  However,  the cost of customer  support revenue as a percent of customer support revenue  decreased by 4.1% in the first three months ended
     March 31, 2004 compared to the same period in 2003.  This reduction in cost of customer  support revenue is attributable to efficiency  improvements in the  delivery of technical  support,  which  allows for  increased  revenue without a  comparable  increase in expense.  We expect the cost of customer support revenue to average  approximately  25% of customer  support revenue for the near future.

          Professional Services and Education. Cost of professional services and education revenue consists primarily of the costs of professional  services personnel,  training personnel,  and third-party  contractors.  The cost of professional  services and education revenue,  as a percent of professional services and education revenue, decreased by 7.1% in the first three months ended March 31,  2004 as  compared  to the same  period in 2003.  A reduced employee headcount and lower variable employee compensation  contributed to maintaining  reduced  operating  costs on slightly  increased  professional services and education  revenue during the period.  We expect  professional services and education costs as a percentage of  professional  services and
     education   revenue  to  vary  from  period  to  period  depending  on  the utilization  rates of internal  resources and the mix between  internal and external service providers.

Operating Expenses

          Total  Operating  Expenses.  The  following  table  sets  forth  total operating  expense by function and as a percentage of total revenue for the periods indicated:

     Operating Expenses

                                                                              % Increase/
     Three months ending March 31,                   2004           2003       (Decrease)

     Research and Development                 $    20,102     $   19,302             4.1%
     Marketing and Sales                           41,561         34,399            20.8%
     General and Administrative                     9,233          7,826            18.0%
     Total Operating Expenses                 $    70,896     $   61,527            15.2%

     Research and Development                        20.2%          22.2%           (2.0%)
     Marketing and Sales                             41.8%          39.5%            2.3%
     General and Administrative                       9.3%           9.0%             .3%

     Operating Expense as a % of Revenue             71.3%          70.7%             .6%

     Research and Development.  Our research and development efforts are focused on enhancing and  maintaining  our Enterprise  Content  Management  capabilities within the FileNet P8 product line. These efforts focus on existing products and developing  additional  capabilities for our FileNet P8 platform and suites such as Business Process Management, Web Content Management, Records Management, Team
Collaboration and other capabilities.

     Our research and development  expense consists primarily of personnel costs for software developers;  third party contracted development efforts and related facilities  costs.  Research and  development  expense  increased by 4.1% in the three  months  ended  March 31, 2004  compared  to the same period in 2003.  The number of research and development  personnel was 452 on March 31, 2004 compared to 455 on March 31, 2003.

     The majority of the $800,000 increase in research and development  expenses during the three months ended March 31, 2004 compared to the same period in 2003 is attributable to increased  offshore  development  expense partially offset by reduced  internal  employee  expense.  We currently have 91 contractors in India developing  software compared to 35 contractors one year ago. We believe we will be able to lower our per-developer  cost through the use of offshore  resources, however  in the near term,  some  duplicate  expenses  will be  incurred  as our development programs are transitioned to these offshore  development  resources.
We believe that research and development expenditures, including compensation of technical personnel,  are essential to maintaining our competitive  position. We expect research and development  expense to be at  approximately  19% of revenue for 2004.

     Selling and  Marketing.  We sell our products  through a direct sales force and our  indirect  channel  sales  partners.  The  majority  of our  selling and marketing  expense is salaries,  benefits,  sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market  development  programs.  Selling and marketing  expense  increased by
20.8% or $7.2 million,  in the three months ended March 31, 2004 compared to the same period in 2003.  Approximately $5.2 million of the increase is attributable to  higher  salaries  and  benefits  along  with  higher  variable  compensation generated by higher revenue.  The total number of sales and marketing  personnel increased  by 25  employees,  at a  higher  salary  mix,  from  557 to 582  when comparing  March 31,  2004 to the same  period in 2003.  We expect  selling  and marketing expense to remain at approximately 41% of revenue in the near-term.

     General and Administrative. Our general and administrative expense consists primarily of salaries,  benefits,  and other expenses related to personnel costs
for  finance,  information  technology,   legal,  human  resources  and  general
management  and  the  cost  of  outside  professional   services.   General  and
administrative  expense  increased  18% in the three months ended March 31, 2004 compared to the same period in 2003. The increase in general and  administrative expense of $1.4 million between the comparative  periods  reflects higher salary costs due to increased  headcount as well as increased legal and accounting fees associated with recently mandated  compliance  regulations and cancellation of a facility  lease.  We expect  general  and  administrative  expense  to remain at approximately 9% of revenue in the near-term.

     Interest,  Other  Income and  Expenses,  Net.  Other  income,  net consists primarily of interest income earned on our cash and cash equivalents,  short and long-term  investments,  and other items  including  foreign  exchange gains and losses and interest expense.  Other income, net of other expenses,  was $927,000 for the three  months ended March 31, 2004  compared to $1.0 million  during the same period in 2003.  The weighted  average  interest rate earned on cash,  cash equivalents  and  investments  was 1.36% during the three months ended March 31,
2004 compared to 1.48% for the same period in 2003.

     Provision for Income Taxes. Our combined federal,  state and foreign annual effective  tax rate for the three months ended March 31, 2004 is 18% compared to
30% for the  comparable  period in 2003.  The provision for income taxes differs from the tax computed at the federal  statutory income tax rate due primarily to
earnings  considered  as  permanently   reinvested  in  foreign  operations  and
reductions  in our deferred tax valuation  allowance.  The decreased tax rate in the three  months  ended March 31, 2004 was  primarily  due to the mix of income earned by our  domestic  operations  versus the  foreign  subsidiaries,  and the partial  release  of  the  valuation  allowance  against  income  from  domestic operations as net operating loss carryforwards were utilized.

Liquidity and Capital Resources

     At March 31, 2004,  combined cash, cash equivalents and investments totaled
$291.0 million, an increase of $42.7 million from December 31, 2003.

     Cash provided by operating  activities  during the three months ended March
31, 2004 totaled  $35.2  million and  resulted  primarily  from:  an increase in unearned  maintenance revenue related to prepaid maintenance  contracts of $25.9 million;  a decrease in accounts  receivable of $2.9 million;  depreciation  and amortization  expense  of $4.3  million;  and net  income of $4.0  million.  The increase in unearned  maintenance  revenue is primarily the result of the growth in our base of annual  support  contracts  resulting from new customer sales and sales of additional products to the existing base.  Additionally,  a significant number  of  maintenance  contracts  renew  early in the  year and are  amortized ratably throughout the year resulting in a lower balance in unearned maintenance by December 31.

     Cash  provided by  financing  activities  totaled  $10.2  million and was a result of proceeds  received  from the  exercise of employee  stock  options and stock  purchases  under the employee stock purchase plan. Cash used in investing activities was $9.8 million for the purchase of marketable securities.

     Contractual  cash  obligations  of  significance   include   non-cancelable
operating  leases for our corporate  offices,  sales  offices,  development  and manufacturing facilities and other equipment, some of which have renewal options and generally provide for escalation of the annual rental amount.  (See Note No.
11 to the Notes to Unaudited  Condensed  Consolidated  Financial  Statements for
additional details.)

     We  believe  that  our  present  cash  balances  together  with  internally generated  funds will be  sufficient  to meet our  working  capital  and capital expenditure needs for at least the next 12 months.

Other Financial Instruments

     We conduct business on a global basis in several  currencies.  Accordingly, we are exposed to movements in foreign  currency  exchange  rates. We enter into forward foreign exchange contracts to minimize the short-term impact of currency fluctuations on monetary assets and liabilities  denominated in currencies other than the  functional  currency  of the  relevant  entity.  We do not enter  into foreign exchange  forward  contracts for trading  purposes.  Gains and losses on these  contracts,  which equal the difference  between the forward contract rate and the prevailing market spot rate at the time of valuation,  are recognized as other income (expense) in the consolidated statements of operations. We open new hedge contracts on the last business day of each quarter that will mature at the end of the following  quarter.  The  counterparties to these contracts are major financial institutions. We use commercial rating agencies to evaluate the credit quality  of  the  counterparties  and do not  anticipate  nonperformance  by any counterparties.  We do not  anticipate a material loss resulting from any credit risks related to any of these institutions.

New Accounting Pronouncements

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
and have adopted FIN 46R in the first  quarter of 2004.  The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

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

     SFAS No. 150 is to be implemented  by reporting the cumulative  effect of a change  in  accounting  principle.  We do not have  financial  instruments  with characteristics of both debt and equity and therefore,  the adoption of SFAS No.
150 did not have a material impact on our consolidated financial statements.

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

     Factors which may cause our operating  results to fluctuate,  include,  but are not limited to, the following:

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

     o    Many  of   our  competitors   are   also  our   distribution   channel
          partners.  For example, IBM competes with us in the content management market,  but also  implements our software  solutions  through its IBM
          Global  Services  business  unit.  Our customers may view this type of vertical  integration of software  development and system  integration capabilities as a key competitive advantage.

     Our  inability  to  license  future   releases  of  technology  from  these
competitive vendors could limit the technical capabilities of our products.

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
Historically,  we have  derived  approximately  30% of our  total  revenue  from international  sales through our worldwide  network of subsidiaries  and channel partners.  This  contribution  percentage  will  fluctuate  quarter to  quarter.
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

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer  requirements.  For example,  two new products  that we predict will address new markets will be made available in the second half of this year. Team
Collaboration  Manager  suite that enables  customers to initiate  collaborative tasks at any point in a process and Records  Manager  Suite that  systematically applies  record  management  principles  to  content  are  both  expected  to be available  in the  second  half  of  this  year.  We may  not be  successful  in developing,  marketing and  releasing  these new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience technical difficulties that could delay or prevent the successful development, introduction and sale of these products and enhancements.  In the past, we have experienced delays in the release  dates of  enhancements  and new  releases to our products and we cannot assure  that we  will  not  experience  significant  future  delays  in  product introduction. From time to time, our competitors or we may announce new software products,  capabilities  or  technologies  that have the potential to replace or shorten the life cycles of our existing software products. We cannot assure that announcements of currently planned or other new software products will not cause customers to delay their  purchasing  decisions in anticipation of such software products,  and such delays could have a material adverse effect on our sales. In addition,  our ability to generate  revenues from the sale of customer  support, education and professional services is substantially dependent on our ability to generate new sales of our software products.

     We  are  dependent  upon  customers  concentrated  in  a  small  number  of industries.  A significant  decline in one of those  industries  could result in reduced  revenue.  Our customers are  concentrated  in the insurance,  financial
services,   government,   manufacturing,    telecommunications   and   utilities
industries.  We may not be successful in obtaining  significant new customers in different  industry  segments  and we expect  that  sales of our  products  to a limited  number of  customers  in a limited  number of  industry  segments  will continue to account for a large portion of our revenue in the future.  If we are not  successful at obtaining  significant  new customers or if a small number of customers  cancel or delay their orders for our products,  then we could fail to meet our revenue  objectives.  Consolidation  within the financial  services and insurance  industry could further reduce our customers and future prospects.  As many of our significant customers are concentrated in a small number of industry segments, if business conditions in one of those industry segments decline, then orders for our products from that segment may decrease,  which could  negatively impact our business,  financial  condition  and operating  results and cause the price of our common stock to fall.

     We must devote substantial  resources to software  development,  and we may not realize  revenue from our  development  efforts for a substantial  period of time.  Introducing  new products that rapidly  address  changing  market demands requires a continued  high level of investment in research and  development.  We expect to invest approximately 20% of annual revenue in research and development efforts in the near term.  The  majority of our  investment  in new and existing market  opportunities must be made prior to our ability to generate revenue from these new  opportunities.  These investments of money and resources must be made based on our  prediction  of new products and services that the market needs and will accept. As a result,  our operating results could be adversely  affected if our  predictions  of market  demand are incorrect and we are not able to realize the  level of  revenues  we  expect  from new  products  or if that  revenue  is significantly delayed due to revenue recognition rules that require new products be tested in the market to validate pricing and acceptance.

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

     We  depend  on  certain   strategic   relationships  in  order  to  license
third-party  products and revenue  related to these products could be at risk if we were  unable  to  maintain  these  relationships.  In  order  to  expand  the distribution  of our  products  and  broaden  our  product  offerings,  we  have established  strategic  relationships with a number of indirect channel partners and other consultants that provide marketing and sales  opportunities for us. We have entered into key formal and informal  agreements  with other companies such as Microsoft  Corporation,  SAP AG, Siebel Systems Inc, Sun Microsystems,  Inc.,
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our  exposure to market rate risk for  changes in  interest  rates  relates primarily to our investment  portfolio.  We have not used  derivative  financial
instruments  in  our  investment  portfolio.   We  place  our  investments  with
high-quality  issuers and, by policy, limit the amount of credit exposure to any one issuer.  We protect and  preserve our  invested  funds by limiting  default, market and reinvestment  risk. Our investments in marketable  securities consist primarily of high-grade  corporate and government  securities with maturities of less than three years.  Investments purchased with an original maturity of three months or less are  considered  to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.  Average maturity of our investment portfolio is 76 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

     At any time, a significant increase/decrease in interest rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed a sensitivity analysis as of March 31, 2004 and 2003, using a modeling
technique   that  measures  the  change  in  the  fair  values  arising  from  a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held
constant.   The   analysis   covers   our   investment   and  is  based  on  the
weighted-average  maturity of our investments as of March 31, 2004 and 2003. The sensitivity  analysis  indicated  that a  hypothetical  50 basis points  adverse movement  in  interest  rates  would  result in a loss in the fair values of our
investment   instruments  of  approximately  $223,000  at  March  31,  2004  and approximately  $286,000 at March 31, 2003.  Similarly a  hypothetical  100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values of our  investments  of  approximately  $446,000  at March  31,  2004 and approximately $573,000 at March 31, 2003.

     The following table provides information about our cash equivalents and our investment portfolio at March 31, 2004 (dollars in thousands):

                                                         Estimated Fair
     (In thousands                          Cost                  Value
     Debt Securities
      Due in one year or less:
       Short-term munis-taxable       $    6,286             $    6,291
       Corporate                          13,358                 13,357
       Governments/Agencies               14,022                 14,026
     Total due in one year                33,666                 33,674

     Due in one to three years:
       Corporate                           2,157                  2,155
       Government/Agencies                16,821                 16,828
     Total due in three years             18,978                 18,983
      Grand total                     $   52,644             $   52,657

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
We have entered  into  forward  foreign  exchange  contracts  primarily to hedge amounts  due from and the net assets of  selected  subsidiaries  denominated  in foreign currencies  (mainly in Europe and Asia Pacific) against  fluctuations in exchange rates. We have not entered into forward foreign exchange  contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions.  The criteria
we  use  for   designating  a  contract  as  a  hedge  include  the   contract's
effectiveness   in  risk  reduction  and   one-to-one   matching  of  derivative
instruments  to underlying  transactions.  Gains and losses on foreign  exchange contracts are recognized in income in the same period as gains and losses on the underlying  transactions.  If an underlying  hedged  transaction were terminated earlier than initially  anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract  would be  recognized in income in the same period. In addition,  since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any material net gain or loss,  as any gain or loss on the underlying foreign currency denominated balance would be offset  by the  gain or loss on the  forward  contract.  Our  forward  contracts generally  have an original  maturity of three months.  As of March 31, 2004, we had forward foreign exchange contracts  outstanding totaling  approximately $5.1 million in ten currencies.  These contracts were opened on the last business day of the quarter and mature within three months.

     Cumulative other  comprehensive  income decreased by $898,000 for the three months  ended  March 31, 2004 due to  unrealized  foreign  currency  translation losses  resulting from the weakening of the Euro against the U.S.  dollar during the period.

     Management  believes that inflation has not had a significant impact on the prices of our products, the cost of our materials,  or our operating results for the three months ended March 31, 2004.

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

     As of March 31, 2004,  the end of the quarter  covered by this  report,  an evaluation was carried out under the supervision and with the  participation  of the Company's  management,  including the Company's Chief Executive  Officer and the Company's Chief Financial  Officer,  of the  effectiveness of the design and operation of the Company's disclosure controls and procedures as required by SEC
Rule 13a - 15(b). Based on the foregoing,  the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's  internal controls over financial reporting  during the Company's  most recent fiscal  quarter that has materially affected,  or is reasonably likely to materially  affect, the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 11 to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          The list of exhibits  contained in the accompanying  Index to Exhibits is herein incorporated by reference.

     (b)  Reports on Form 8-K
          On April 22, 2004 FileNet furnished a report on Form 8-K under Item 12 announcing its financial results for the quarter ended March 31, 2004.

                                    SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

May 7, 2004    By:    /s/ Sam M. Auriemma
Date                  Sam M. Auriemma, Senior Vice President and Chief Financial Officer
                     (Principal Financial and Accounting Officer, Authorized Signatory)

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
                  33-15004 ).

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

    10.16*+       Amended  and  Restated  Letter  Agreement  dated May 15,  2003 by and  between  Registrant  and Lee D.
                  Roberts,  Chief Executive  Officer (filed as Exhibit 10.16  to Registrant's  Quarterly  Report on Form
                  10-Q for the quarter ended June 30, 2003).

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

    10.20+        Non-Statutory Stock Option Agreement between Registrant and Mr. Kenneth F. Fitzpatrick.

    10.21         Form of Restricted Stock Agreement between Registrant and certain Executive Officers (filed as Exhibit
                  10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

    14*           Code of Conduct  (filed as Exhibit 14 to  Registrant's  Annual  Report on Form 10-K for the year ended
                  December 31, 2003).

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

                                                                   Exhibit 10.21

                           RESTRICTED STOCK AGREEMENT

     THIS RESTRICTED  STOCK  AGREEMENT (the  "Agreement") is made by and between
FileNet   Corporation,    a   Delaware   corporation   (the   "Company"),    and
_______________,  ("Holder"),  effective  as of  ________________,  2004 ("Grant
Date").

     WHEREAS,  the  Company  wishes  to award to Holder  shares of Common  Stock subject to certain Restrictions (as defined below), which award is granted under the 2002 Incentive Award Plan of FileNet Corporation, as amended and/or restated
from time to time (the "Plan"); and

     WHEREAS, the Committee appointed to administer the Plan has determined that it  would  be to the  advantage  and  best  interest  of  the  Company  and  its stockholders to issue the Restricted  Shares provided for herein to Holder as an inducement  to enter  into or remain in the  service  of the  Company  and as an incentive for increased efforts during such service.

     NOW,  THEREFORE,  in  consideration  of  past  services  and of the  mutual covenants  herein  contained,  and such other good and  valuable  consideration, receipt of which is hereby  acknowledged,  the parties hereto do hereby agree as follows:

                                   ARTICLE I.
                                  DEFINITIONS

     Whenever the following terms are used in this Agreement they shall have the meaning  specified below unless the context  clearly  indicates to the contrary.
The masculine  pronoun  shall include the feminine and neuter,  and the singular the plural,  where the context so indicates.  All capitalized  terms used herein without definition shall have the meaning ascribed to such terms in the Plan.

Section 1.1 - Cause

     "Cause"  shall  have the  meaning  set  forth in the  Holder's  CIC  Letter
Agreement.

Section 1.2 - Change in Control

     "Change in Control"  shall have the meaning set forth in the  Holder's  CIC
Letter Agreement.

Section 1.3 - CIC Letter Agreement

     "CIC Letter  Agreement"  shall mean that certain letter  agreement  between
Holder and the  Company  dated May 15,  2003  pursuant  to which the Company has agreed to provide Holder with certain  payments and benefits  following a Change in Control, as the same agreement may be amended,  supplemented or restated from time to time.

Section 1.4 - Good Reason

     "Good  Reason"  shall have the meaning set forth in the Holder's CIC Letter
Agreement.

Section 1.5 - Involuntary Termination

     "Involuntary  Termination" shall have the meaning set forth in the Holder's
CIC Letter Agreement.

Section 1.6 - Restricted Shares

     "Restricted  Shares"  shall mean the shares of Common Stock  granted  under this Agreement that are subject to Restrictions.

Section 1.7 - Restrictions

     "Restrictions"  shall mean the vesting  requirements  set forth in Sections
3.1 and 3.4, the forfeiture rights set forth in Section 3.2 and the restrictions on sale or other transfer set forth in Section 3.3.

Section 1.8 - Termination of Service

     "Termination of Service" shall mean termination of Holder's employment with the Company (and any of its  subsidiaries)  for any reason,  or  termination  of
Holder's service with the Company (and any of its  subsidiaries) as a consultant for any reason. The Committee,  in its absolute discretion,  shall determine the effect of all  matters  and  questions  relating  to a  Termination  of Service, including without limitation whether a Termination of Service has occurred,  and whether  the  Termination  of Service  was for Cause,  for Good Reason or was an
Involuntary Termination.

                                  ARTICLE II.
                          ISSUANCE OF RESTRICTED SHARES

Section 2.1 - Issuance of Restricted Shares

     In consideration of the past services rendered to the Company and for other good and  valuable  consideration,  on the Grant Date the Company  agrees to and does hereby issue to Holder ___________  (____) Restricted Shares (i.e.,  shares of Common Stock subject to the  Restrictions  and other  conditions set forth in this Agreement).

Section 2.2 - No Right to Continued Employment

     Nothing in this Agreement or in the Plan shall confer upon Holder any right to continue in the employ of the Company,  or as a consultant to the Company, or shall interfere with or restrict in any way the rights of the Company, which are hereby  expressly  reserved,  to  discharge  Holder  at any time for any  reason whatsoever,  with or  without  cause,  except to the extent  expressly  provided otherwise in writing.

Section 2.3 - Adjustments in Restricted Shares

     The  Committee  may adjust the  Restricted  Shares in  accordance  with the provisions of Section 11 of the Plan.

                                  ARTICLE III.
                                 RESTRICTIONS

Section 3.1 - Vesting and Lapse of Restrictions

     (a) Subject to Section 3.4 concerning  accelerated  vesting under specified circumstances,  all  unvested  Restricted  Shares  shall  vest in  full  and all
Restrictions  shall lapse on December 31, 2008,  conditioned  only upon Holder's continued employment or service with the Company through such date.

     (b) By  resolution,  the Committee  may, on such terms and conditions as it deems  appropriate,  remove any or all of the  Restrictions  (including  without limitation,  the Committee may  accelerate  vesting) at any time or from time to time.

Section 3.2 Forfeiture of Restricted Shares - Termination of Service

     Except as  provided in Section  3.4(b),  upon a  Termination  of Service of
Holder,  all Restricted  Shares  outstanding  as of such  Termination of Service shall be automatically  forfeited and cancelled effective as of such Termination of Service,  without  payment to Holder,  and Holder  shall not have any further rights or entitlements to the Restricted Shares or under this Agreement.

Section 3.3 - Restriction on Transfer of Restricted Shares

     Holder shall not sell, exchange, transfer, alienate,  hypothecate,  pledge, encumber or assign any Restricted  Shares (or any rights with respect  thereto), that have not  vested  and have not had their  Restrictions  lapse  pursuant  to
Section 3.1 or 3.4 hereof.  Neither the  Restricted  Shares nor any  interest or right  therein or part  thereof  shall be liable for the  debts,  contracts,  or engagements  of Holder or his  successors  in  interest  or shall be  subject to
disposition  by  transfer,   alienation,   anticipation,   pledge,  encumbrance,
assignment  or  any  other  means  whether  such  disposition  be  voluntary  or involuntary or by operation of law by judgment, levy, attachment, garnishment or any  other  legal  or  equitable  proceedings  (including  bankruptcy)  and  any attempted disposition thereof shall be null and void and of no effect.

Section 3.4 - Acceleration of Vesting and Lapse of Restrictions

     (a) The  Restricted  Shares shall vest and the  Restrictions  thereon shall lapse in such amount,  based upon the Company's annual  performance  compared to certain  performance  criteria targets, as set forth below. For purposes of this
Agreement,  "performance  criteria"  shall mean the Company's  annual  operating income divided by the Company's  annual revenue,  for each of fiscal 2004, 2005,
2006 and 2007,  determined in accordance  with generally  acceptable  accounting principals consistently applied.

  Fiscal Year     Performance Criteria Target                   Percent Vesting

         2004                   8% or greater           33.3% of original grant
         2005                  10% or greater           33.3% of original grant
         2006                  12% or greater           33.3% of original grant
         2007                  12% or greater           33.3% of original grant

     Within 90 days following the end of each fiscal year,  commencing  with the fiscal year ending  December  31, 2004 and  continuing  until the earlier of the fiscal  year  ending  December  31,  2007 or the  earlier  full  vesting  of the
Restricted Shares, the Chief Financial Officer of the Company will determine the
Company's actual performance under the performance criteria.  Within such 90-day period and on a date that is within the  Company's  open  window for  trading in
Company  securities,  the  Committee  will review the CFO's  determinations  and certify in writing the extent of the Company's  actual  performance  compared to the  performance  criteria  targets.  In the  event  (i)  the  Company's  actual performance  under  the  performance  criteria  equal or exceed  the  applicable performance  criteria target specified above for such fiscal period and (ii) the
Holder was  employed by the Company as of the last day of the fiscal  period for which such performance criteria was measured, then 33% of the original number of
Restricted Shares (rounded up to the nearest whole number of shares,) or if less the remaining  unvested  shares,  shall vest;  the  Committee  shall certify the number of  Restricted  Shares,  if any,  that so vest.  The date upon  which the
Committee makes this  certification  is referred to as the "Early Vesting Date."
Upon the Early  Vesting  Date,  and provided that the Holder has continued to be employed by the Company  through  and  including  the end of the fiscal year for which such  performance  criteria targets were met, the Holder will have a right to the number of shares that so vested, as certified by the Committee,  free and clear of any Restrictions.  In no event,  however,  will the Holder vest in more than the original number of Restricted  Shares issued hereunder and set forth in
Section 1.6.

     (b) In the event of a  Termination  of Service by reason of an  Involuntary
Termination or Holder's  resignation for Good Reason that occurs within eighteen
(18) months following a Change in Control,  then all unvested  Restricted Shares shall vest in full and the  Restrictions  thereon shall lapse in full  effective upon such Termination of Service, and Section 3.2 shall be not be applicable.

Section 3.5 - Escrow

     (a) The  Secretary  of the Company or any other  person  designated  by the
Committee  as escrow  agent shall retain  physical  custody of any  certificates representing  the Restricted  Shares until and to the extent (i) such Restricted
Shares have vested and all  Restrictions  have been removed or lapsed as to such shares  under  this  Agreement,  or (ii)  such  shares  have been  forfeited  or cancelled pursuant to Section 3.2. To ensure the delivery of Holder's Restricted
Shares upon  forfeiture,  Holder hereby appoints the Secretary of the Company or any other  designated  escrow agent as Holder's  attorney-in-fact  to assign and transfer unto the Company (or such designee),  such Restricted  Shares,  if any, pursuant to Section 3.2.

     (b) The Secretary,  or other escrow agent,  shall not be liable for any act he or she may do or omit to do with respect to holding the Restricted  Shares in escrow  and  while  acting  in  good  faith  and in the  exercise  of his or her judgment.

Section 3.6 - Legend

     The share  certificate or other  evidence of the  Restricted  Shares issued hereunder  may at the  discretion  of the Company be endorsed with or subject to the following  legend (in addition to any legend required under applicable state securities laws):

     THE  SECURITIES  REPRESENTED  BY THIS  CERTIFICATE  ARE  SUBJECT TO CERTAIN
     RESTRICTIONS ON TRANSFER AND FORFEITURES AS SET FORTH IN A RESTRICTED STOCK
     AGREEMENT  BETWEEN THE COMPANY AND THE  STOCKHOLDER,  A COPY OF WHICH IS ON
     FILE WITH THE SECRETARY OF THE ISSUER, AND SUCH SHARES MAY NOT BE, DIRECTLY
     OR INDIRECTLY,  OFFERED, TRANSFERRED, SOLD, ASSIGNED, PLEDGED, HYPOTHECATED
     OR OTHERWISE  DISPOSED OF UNDER ANY  CIRCUMSTANCES,  EXCEPT PURSUANT TO THE
     PROVISIONS OF SUCH AGREEMENT.

Section 3.7 - Vested Shares without Restrictions

     (a) As and to the extent the Restricted  Shares vest in accordance with the terms of this  Agreement,  the  Restrictions on such shares shall lapse and, and subject to compliance  with Section  3.7(b),  such vested shares of Common Stock shall be  delivered  to the  Holder  or for the  benefit  of his or her  account without the legend  referenced in Section 3.6. Such vested shares shall cease to be  considered  Restricted  Shares  subject to the terms and  conditions of this
Agreement,  and  shall be  shares of  Common  Stock of the  Company  free of all
Restrictions.

     (b) Notwithstanding the foregoing,  vested shares shall not be delivered to the Holder or for the benefit of or to his  account  unless and until the Holder shall have paid to the Company in cash or made  provisions  for payment  through withholding  against  income,  the full  amount  of all  federal  and  state (or applicable  foreign)  withholding or other  employment  taxes  applicable to the taxable income of the Holder  resulting from the grant of the Restricted  Shares or the lapse or removal of the Restrictions.

Section 3.8 - Restrictions on New Shares and Distributions

     In the event of any dividend or other distribution (including ordinary cash dividends,  and whether in the form of Common Stock, other securities,  or other property), recapitalization, reclassification, stock split, reverse stock split,
reorganization,   merger,  consolidation,   split-off,  spin-off,   combination,
purchase,  liquidation,  dissolution,  or  sale,  transfer,  exchange  or  other disposition  of  all or  substantially  all of the  assets  of the  Company,  or exchange of Common  Stock or other  securities  of the  Company,  or issuance of warrants or other  rights to purchase  Common Stock or other  securities  of the
Company,  or other similar  transaction or event, is paid, issued,  exchanged or distributed in respect of Restricted Shares, such new or additional or different shares or  securities or property  (including  cash) which are  attributable  to
Holder  in his  capacity  as  the  owner  of the  Restricted  Shares,  shall  be considered  to be  Restricted  Shares  and  shall  be  subject  to  all  of  the
Restrictions, unless the Committee shall, in its discretion, otherwise provide.

                                  ARTICLE IV.
                                 MISCELLANEOUS

Section 4.1 - Administration

     The Committee shall have the power to interpret the Plan and this Agreement and to adopt such rules for the  administration,  interpretation and application of the Plan as are  consistent  therewith and to interpret,  amend or revoke any such rules. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon Holder,  the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination,  or interpretation made in good faith with respect to the Plan or the Restricted  Shares. In its absolute  discretion,  the
Board  may at any time and from time to time  exercise  any and all  rights  and duties of the Committee under the Plan and this Agreement except with respect to matters which under Rule 16b-3 or Section 162(m) of the Code, or any regulations or rules issued thereunder, are required to be determined in the sole discretion of the Committee.

Section 4.2 - Conditions to Issuance of Stock

     The  Restricted  Shares may be either  previously  authorized  but unissued shares or issued  shares which have then been  reacquired  by the Company.  Such shares shall be fully paid and nonassessable.  The Company shall not be required to issue or deliver  any shares of stock  pursuant  to this  Agreement  prior to fulfillment of all of the following conditions:

     (i)  The  admission  of such  shares to listing on all stock  exchanges  on which such class of stock is then listed, if applicable; and

    (ii)  The  completion of any  registration  or other  qualification  of such shares under any state or federal law or under rulings or  regulations of the Securities and Exchange Commission or of any other governmental
          regulatory   body,   if   applicable,   or  the   receipt  of  further
          representations  from Holder as to investment  intent or completion of other actions necessary to perfect exemptions, as the Committee shall, in its absolute discretion, deem necessary or advisable; and

   (iii)  The  obtaining  of any approval or other  clearance  from any state or federal governmental agency which the Committee shall, in its absolute discretion, determine to be necessary or advisable; and

    (iv)  The lapse of such reasonable  period of time as the Committee may from time to time establish for reasons of administrative convenience; and

     (v)  The  receipt by the Company of payment of any  applicable  withholding tax.

Section 4.3 - Rights as Stockholder

     Holder  shall  have all the  rights of a  stockholder  with  respect to the
Restricted  Shares,  including  the right to vote and receive all  dividends  or other distributions paid or made with respect to the Restricted Shares,  subject to Section 3.8; provided,  however, that in the discretion of the Committee, any extraordinary  distributions  with  respect to the Common  Stock may be released from the Restrictions.

Section 4.4 - Withholding Tax

     Holder  agrees that in the event the issuance of the  Restricted  Shares or the  expiration  or  removal of  Restrictions  thereon  results in the  Holder's realization of income which for federal,  state or local income tax purposes is, in the opinion for the Company,  subject to  withholding of tax at source by the
Company,  the Holder will pay to the Company an amount equal to such withholding tax or the Company may  withhold  such amount from the  Holder's  salary or from dividends deposited with the Company with respect to the Restricted Stock.

Section 4.5 - Section 83(b) Election

     If the Holder makes an election under Section 83(b) of the Internal Revenue
Code of 1986,  as amended  (the  "Code") to be taxed with  respect to all or any portion of the  Restricted  Shares as of the date of issuance of the  Restricted
Shares rather than as of the date or dates upon which the Holder would otherwise be taxable under  Section 83(a) of the Code,  the Holder shall deliver a copy of such  election to the Company  promptly  after  filing  such  election  with the
Internal  Revenue  Service.  Section  83(b)  elections  must be  filed  with the
Internal Revenue Service within 30 days following the Grant Date.

Section 4.6 - Notices

     Any notice to be given by Holder under the terms of this Agreement shall be addressed  to the  Secretary  or his or her  office.  Any  notice to be given to
Holder  shall be  addressed to him at the address  given  beneath his  signature hereto.  By a notice given pursuant to this Section,  either party may hereafter designate a different  address for notices to be given to him.  Any notice which is required to be given to Holder shall, if Holder is then deceased, be given to
Holder's personal  representative if such representative has previously informed the  Company  of his or her status and  address  by  written  notice  under this
Section.  Any notice  shall be deemed  duly given  when  enclosed  in a properly sealed envelope  addressed as aforesaid,  deposited (with postage  prepaid) in a post office or branch  post office  regularly  maintained  by the United  States
Postal  Service  or  when  delivered  to a  courier  that  guarantees  overnight delivery.

Section 4.7 - Titles

     Titles are provided herein for  convenience  only and are not to serve as a basis for interpretation or construction of this Agreement.

Section 4.8 - Construction

     This Agreement  shall be  administered,  interpreted and enforced under the internal  laws of the state of  California.  The terms of any change in control, employment or severance  agreement,  to the extent such other agreement provides benefits  that  are in  addition  to or  greater  than  those  provided  in this
Agreement, shall supersede and control over the terms of this Agreement.

Section 4.9 - Conformity to Securities Laws

     Holder  acknowledges  that  the Plan and this  Agreement  are  intended  to conform to the extent  necessary with all  provisions of all applicable  federal and state laws,  rules and  regulations  and to such  approvals  by any listing, regulatory or other governmental authority as may, in the opinion of counsel for the Company, be necessary or advisable in connection therewith.  Notwithstanding anything  herein  to the  contrary,  the  Plan  shall be  administered,  and the
Restricted Shares is granted,  only in such a manner as to conform to such laws, rules and regulations. To the extent permitted by applicable law, the Plan, this
Agreement  and the  Restricted  Shares  shall be deemed  amended  to the  extent necessary to conform to such laws, rules and regulations.

Section 4.10 - Amendments

     This  Agreement  and the Plan may be amended  without the consent of Holder provided that such  amendment  would not alter,  terminate,  impair or adversely affect any rights of Holder under this Agreement.

                            [Signature Page Follows]

     IN WITNESS  WHEREOF,  this Agreement has been executed and delivered by the parties hereto.

                                         FILENET CORPORATION,
                                         a Delaware corporation

                                         By___________________________________

                                         Title________________________________

HOLDER

_____________________________________
(Name of Holder)

_____________________________________
Address

_____________________________________
City, States Zip

Holder's Taxpayer Identification Number: ________________________

                               FileNet Corporation
                   R E S T R I C T E D  S T O C K  A W A R D S

        Name                            Grant Date            Shares

        Auriemma, Sam M.                  3-9-04              15,000
        Christian, Martyn                 3-9-04              10,000
        Ercanbrack, Ron L                 3-9-04              15,000
        Roberts, Lee D.                   3-9-04              30,000
        Zihlmann, Franz X.                3-9-04              10,000

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

Date:    May 7, 2004

                                        /s/ Lee D. Roberts    .
                                          Lee D. Roberts
                                      Chief Executive Officer

                                       1

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

Date:   May 7, 2004

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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal  period  ended  March 31, 2004 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  May 7, 2004
                                    /s/ Lee D. Roberts              .
                                    Lee D. Roberts
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                       1

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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal  period  ended  March 31, 2004 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  May 7, 2004
                                    /s/ Sam M. Auriemma             .
                                    Sam M. Auriemma
                                    Senior Vice President and
                                    Chief  Financial Officer
                                    (Principal Financial Officer)

                                       2