Form 10-Q
period 2004-06-30
FILENET CORP
filed 2004-08-06
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended June 30, 2004

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

                       3565 Harbor Boulevard, Costa Mesa, CA 92626     .
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
                                                      Yes  |X|  No |_|

  As of August 5, 2004, there were 39,424,953 shares of the Registrant's common stock outstanding.

FILENET CORPORATION
                                             Index

                                                                                  Page
                                                                                Number

     PART I.        FINANCIAL INFORMATION.

     Item 1.        Unaudited Condensed Consolidated Financial Statements  ........  3

     Item 2.        Management's Discussion and Analysis of Financial Condition

     PART II.       OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                      FILENET CORPORATION
                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except per share amounts)

                                                                 June 30,    December 31,
                                                                    2004            2003
  ASSETS
  Current assets:
    Cash and cash equivalents                                $   224,172     $   203,305
    Short-term investments available for sale                     57,790          32,286
    Accounts receivable, net                                      33,821          38,096
    Prepaid expenses and other current assets                     12,879          13,174
    Deferred income taxes                                          3,551           3,551
    Total current assets                                         332,213         290,412

    Property, net                                                 25,597          26,922
    Long-term investments available for sale                      17,544          12,672
    Goodwill                                                      25,561          26,170
    Intangible assets, net                                         6,679           7,979
    Deferred income taxes                                         23,231          23,001
    Other assets                                                   3,260           4,692

     Total assets                                            $   434,085     $   391,848

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                         $    11,526     $    11,006
    Accrued compensation and benefits                             23,456          27,648
    Customer deposits and advances                                 6,742           5,217
    Unearned maintenance revenue                                  60,288          40,691
    Other accrued liabilities                                     15,455          16,524
      Total current liabilities                                  117,467         101,086

    Unearned maintenance revenue and other liabilities             3,208           1,614
    Commitments and contingencies (Note 11)

  Stockholders' equity:
    Preferred stock - $0.10 par value; 7,000,000 shares
      authorized; none issued and outstanding
    Common stock - $0.01 par value; 100,000,000 shares           254,743         234,025
      authorized; 40,464,950 issued and 39,366,950
      shares outstanding at June 30, 2004; and
      38,906,640 shares issued and 37,808,640 shares
      outstanding at December 31, 2003
    Retained earnings                                             70,255          64,098
    Accumulated other comprehensive income                         2,979           5,592
    Treasury stock, at cost; 1,098,000 shares                    (14,567)        (14,567)
    Net stockholders' equity                                     313,410         289,148

      Total liabilities and stockholders' equity             $   434,085     $   391,848

  See accompanying notes to unaudited condensed consolidated financial statements.

                                                FILENET CORPORATION
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)

                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                   2004           2003             2004           2003   .
 Revenue:

   Software                                  $   32,677     $   33,555       $   74,028     $   69,077
   Customer support                              47,072         41,760           92,342         81,156
   Professional services and education           14,337         11,802           27,214         23,933
   Total revenue                                 94,086         87,117          193,584        174,166

 Costs:
   Software                                       3,128          3,608            6,651          6,616
   Customer support                               9,942          9,968           20,234         20,539
   Professional services and education           11,154         10,335           21,992         21,415
   Total cost of revenue                         24,224         23,911           48,877         48,570

     Gross Profit                                69,862         63,206          144,707        125,596

 Operating expenses:

   Sales and marketing                           39,198         34,856           80,759         69,255
   Research and development                      19,703         19,680           39,805         38,982
   General and administrative                     9,394          8,326           18,627         16,152
   Total operating expenses                      68,295         62,862          139,191        124,389

 Operating income                                 1,567            344            5,516          1,207

 Other income, net                                1,066          1,620            1,993          2,665

 Income before income taxes                       2,633          1,964            7,509          3,872

 Provision for income taxes                         474            512            1,352          1,084

 Net income                                  $    2,159     $    1,452        $   6,157    $     2,788

 Earnings per share:
   Basic                                     $     0.06     $     0.04        $    0.16    $     0.08
   Diluted                                   $     0.05     $     0.04        $    0.15    $     0.08

 Weighted-average shares outstanding:
   Basic                                         38,854         36,173            38,567       36,057
   Diluted                                       41,099         37,296            40,942       36,960

See accompanying notes to unaudited condensed consolidated financial statements.

                                                       4

                                                  FILENET CORPORATION
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                    (In thousands)

                                                     Three Months Ended             Six Months Ended
                                                            June 30,                     June 30,      .
                                                        2004       2003              2004       2003   .

 Net income                                        $   2,159   $   1,452         $   6,157   $   2,788

 Other comprehensive income (loss):
   Foreign currency translation adjustments           (1,474)      3,363            (2,388)      5,360
 Unrealized losses on securities:
    Unrealized holding losses                           (241)        (28)             (225)        (38)

 Total other comprehensive income (loss)              (1,715)      3,335            (2,613)      5,322

 Comprehensive income                              $     444   $   4,787         $   3,544   $   8,110

 See accompanying notes to unaudited condensed consolidated financial statements.

                                                     5

                                         FILENET CORPORATION
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)

                                                                     Six Months Ended
                                                                          June 30,         .

                                                                    2004             2003  .
Cash flows from operating activities:
 Net income                                                   $    6,157       $    2,788
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 8,338            9,937
     Loss on sale of property                                         12               28
     Provision for doubtful accounts                                  31               26
     Deferred income taxes                                          (230)           1,731
     Changes in operating assets and liabilities,
      net of the effects of acquisitions:
       Accounts receivable                                         3,848            8,918
       Prepaid expenses and other current assets                     252            1,212
       Accounts payable                                              606           (1,188)
       Accrued compensation and benefits                          (3,959)           1,633
       Customer deposits and advances                              1,540           (3,363)
       Unearned maintenance revenue                               21,536            9,965
       Income taxes payable                                        2,127             (808)
       Other                                                  $   (1,127)      $   (2,628)
 Net cash provided by operating activities                    $   39,131       $   28,251
 Cash flows from investing activities:
 Capital expenditures                                             (6,137)          (5,030)
 Proceeds from sale of property                                       52               66
 Note receivable                                                     331                -
 Cash paid for acquisition                                             -           (8,073)
 Purchases of marketable securities                              (60,904)         (60,199)
 Proceeds from sales and maturities of marketable
  securities                                                      29,715           64,305
 Net cash used in investing activities                        $  (36,943)      $   (8,931)

 Cash flows from financing activities:
 Proceeds from issuance of common stock                           20,481            4,187
 Net cash provided by financing activities                    $   20,481       $    4,187
 Effect of exchange rate changes on cash and cash
  equivalents                                                     (1,802)           3,669
 Net increase in cash and cash equivalents                    $   20,867       $   27,176
 Cash and cash equivalents, beginning of year                    203,305          130,154
 Cash and cash equivalents, end of period                     $  224,172       $  157,330
 Supplemental cash flow information:
 Interest paid                                                $      25        $       32
 Income taxes paid/(refunded)                                 $    (798)       $    2,638
_____________________________________
   See Notes 4 and 10 for additional non-cash disclosures.
   See accompanying notes to unaudited condensed consolidated financial statements.

                                                 6

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements of FileNet  Corporation (the "Company" or "FileNet") reflect all adjustments  (consisting  of normal  recurring  adjustments)  necessary  to present fairly the financial  position of the Company at June 30, 2004, the results of its operations,  its comprehensive operations and its cash flows for the  three  and six  months  ended  June  30,  2004 and  2003.  Certain
     information  and  footnote   disclosures  normally  included  in  financial
     statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC"), although the Company believes  that the  disclosures  in the  condensed  consolidated  financial statements  are  adequate  to  ensure  the  information  presented  is  not misleading.  These condensed  consolidated  financial  statements should be read in conjunction  with the consolidated  financial  statements and notes thereto  contained  in the  Company's  Annual  Report  on Form 10-K for the
     fiscal year ended  December  31, 2003 filed with the SEC on March 12, 2004.
     The  results of  operations  for the interim  periods  are not  necessarily indicative  of the  operating  results  for the year,  or any other  future period.

     Reclassifications. Certain reclassifications have been made to prior years'
     balances to conform to the current year's presentation.

2.   NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003,  the FASB issued FIN 46,  "Consolidation  of Variable
     Interest   Entities."  In  general,   a  variable   interest  entity  is  a
     corporation,  partnership,  trust,  or any other legal  structure  used for business  purposes  that  either (a) does not have  equity  investors  with voting rights or (b) has equity  investors  that do not provide  sufficient financial  resources  for the  entity to  support  its  activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company  is subject  to a  majority  of the risk of loss from the  variable interest  entity's  activities  or  entitled  to receive a majority  of the entity's residual returns or both. The consolidation requirements of FIN 46 apply  immediately to variable  interest entities created after January 31,
     2003. With respect to variable interest entities created before January 31,
     2003, in December 2003 the FASB issued FIN 46R, which,  among other things, revised  the  implementation  date to the  first  fiscal  years or  interim periods ending after March 15, 2004,  with the exception of Special Purpose
     Entities ("SPE").  The consolidated  requirements apply to all SPE's in the first fiscal year or interim  period  ending after  December 15, 2003.  The
     Company  has  determined  that it does not have  any  SPE's to which  these interpretations  apply.  The  adoption  of FIN  46R in  2004  has not had a material impact on the Company's consolidated financial statements.

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

          SFAS No. 150 is to be implemented  by reporting the cumulative  effect of a change in accounting  principle.  The Company does not have  financial instruments with  characteristics of both debt and equity and therefore the adoption  of SFAS No.  150 has not had a material  impact on the  Company's consolidated financial statements.

3.   STOCK BASED COMPENSATION

          The Company  accounts for stock based  awards to  employees  using the intrinsic value method in accordance with Accounting Principles Board (APB)
     Opinion No. 25,  "Accounting  for Stock Issued to Employees." The following table  summarizes the Company's net income (loss) and net income (loss) per share  on a pro  forma  basis  had  compensation  cost  for  the  Company's stock-based  compensation  plans been determined based on the provisions of
     SFAS No. 123, Accounting for Stock Based  Compensation",  for the three and six months ended June 30, 2004 and 2003.

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,      .

 (In thousands, except per share amounts)                 2004          2003          2004         2003  .

 Net income, as reported                             $   2,159     $   1,452     $   6,157    $   2,788

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net
 of related tax effects                                 (2,137)       (2,062)       (3,676)      (4,101)

 Pro forma net income (loss)                         $      22     $    (610)    $   2,481    $  (1,313)

 Earnings (loss) per share:
 Basic earnings per share - as reported              $     .06     $     .04     $      .16   $    .08
 Basic earnings (loss) per share - pro forma               .00          (.02)           .07       (.04)

 Diluted earnings per share - as reported                  .05           .04            .15        .08
 Diluted earnings (loss) per share - pro forma       $     .00     $    (.02)    $      .06   $   (.04)

          For purposes of  computing  proforma  net income  (loss),  the Company estimates the fair value of each option grant and employee  stock  purchase plan  right on the date of grant  using  the  Black-Scholes  option-pricing model.  The  Black-Scholes  option-pricing  model was  developed for use in estimating  the value of traded  options that have no vesting  restrictions and are fully  transferable,  while the  options  issued by the Company are subject  to  both  vesting  and  restrictions  on  transfer.  In  addition, option-pricing  models  require  input  of  highly  subjective  assumptions including the expected stock price  volatility.  The Company uses projected data for expected  volatility  and estimates the expected life of its stock options based upon historical data.

          The  assumptions  used to value the  option  grants  and the  purchase rights are stated as follows:

                                    Three Months Ended           Six Months Ended
                                           June 30,                    June 30,      .

                                      2004        2003            2004         2003  .

     Expected life (in years)        5.28         5.0            5.28         5.0
     Expected volatility               67%         64%       51% - 67%         66%
     Risk free interest rates        3.72%       3.31%           3.40%       3.56%
     Expected dividend                  0%          0%              0%          0%

4.   ACQUISITIONS

          On April 2, 2003, the Company  completed a stock purchase  acquisition of 100% of Shana  Corporation  ("Shana"),  an electronic  forms  management company.  This strategic  acquisition provided technology and experience to expand the Company's  Electronic  Content  Management ("ECM") offering with
     Enterprise Forms Management  capability,  which contributed to the purchase price and resulted in  goodwill.  The  purchase  price for the  acquisition consisted of $8.55 million in cash consideration, less $938,000 of acquired
     cash,  plus  $184,000  in  acquisition   expenses  and  $277,000  paid  for
     Non-Compete Agreements.

          In  accordance  with  SFAS  No.  141,  "Business  Combinations,"  this acquisition was accounted for under the purchase method of accounting.  The purchase price was allocated as follows:

          (In thousands)                                                   .
          Shana Corporation                                  April 2, 2003 .

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

          Although  the  goodwill  stemming  from the Shana  stock  purchase  is non-deductible  for Canadian tax purposes,  a Section 338(g)  election will result in the  reduction  of taxable  income for U.S.  tax purposes on this transaction by treating goodwill as tax deductible

5.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

          In acquisitions  accounted for using the purchase method,  goodwill is recorded as the  difference,  if any,  between the aggregate  consideration paid  for an  acquisition  and  the  fair  value  of the net  tangible  and
     identified  intangible  assets  acquired.   Goodwill  and  indefinite  life
     intangibles  are not  amortized,  but are  reviewed at least  annually  for
     possible  impairment.   Intangible  assets  with  definite  lives  must  be
     amortized over their estimated useful lives.

          The  following  table  presents  the changes in goodwill by  reporting segment during the six months ended June 30, 2004:

                                       10

                                                                                        .
     (In thousands)                         Balance at         Foreign       Balance at
                                           December 31,       Currency          June 30,
      Goodwill by Reporting Segment               2003          Change             2004 .

      Software                             $    15,144     $     (353)     $    14,791
      Customer Support                           5,858           (136)           5,722
      Professional Services and
        Education                                5,168           (120)           5,048

           Total                           $    26,170     $     (609)     $    25,561

          Foreign  currency  change  relates to the impact of translation on the portion of  goodwill  that was booked to the  Company's  Ireland and Canada subsidiaries.

          Intangible assets subject to amortization consist of the following:

                                              June 30, 2004                                December 31, 2003           .
(In thousands)                    Gross       Accumulated                        Gross      Accumulated
Intangible Assets                 Asset      Amortization          Net           Asset     Amortization           Net  .

Acquired technology and
other intangibles             $   9,700           (3,181)    $   6,519      $   10,020           (2,272)    $   7,748
Non-compete agreements              304             (144)          160             317              (90)          227
Patents                              28              (28)            -              28              (24)            4
     Total                    $  10,032           (3,353)    $   6,679      $   10,365           (2,386)    $   7,979

          Acquired  technology  is being  amortized  over a useful  life of five years,  patents with a two year life are fully  armortized and  non-compete agreements are being amortized over three years.  Amortization  expense for intangible  assets was  $513,000  for the three  months ended June 30, 2004 compared  to  $494,000  for the  comparable  period  in 2003.  Amortization expense for amortizing  intangible assets was $1,040,000 for the six months ended June 30, 2004 compared to $677,000 for the comparable period in 2003.

          Estimated  future  amortization  expense  (excluding  foreign exchange effect) of purchased intangible assets as of June 30, 2004 is as follows:

             (In thousands)                                  .
                    Fiscal Year                      Amount  .
               (Remainder) 2004                 $     1,028
                           2005                       2,024
                           2006                       1,958
                           2007                       1,373
                           2008                         296
                                                $     6,679

6.       EARNINGS PER SHARE

          Basic  earnings  per share is computed by  dividing net income for the period by the  weighted-average  number of common shares outstanding during the period.  Diluted  earnings per share is computed by dividing net income by the  weighted-average  number  of  common  shares  outstanding  plus the dilutive  effect of outstanding  stock options,  shares  issuable under the employee stock  purchase plan and restricted  stock issued to key executive management  using the treasury  stock method.  The number of  anti-dilutive options  excluded  from the EPS  calculation  for the three  and  six-month period ended June 30, 2004 were 2,245,812 and 2,375,506 shares, compared to
     1,123,000  and 903,000 for the  comparable  periods in 2003.  The following table sets forth the  computation  of basic and diluted  earnings per share for the three and six-month period ended June 30, 2004 and 2003:

                                                 Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,         .

(In thousands, except per share amounts)          2004            2003            2004            2003  .

 Net Income                                  $   2,159       $   1,452       $   6,157        $   2,788

 Shares used in computing                       38,853          36,173          38,567          36,057
   basic earnings per share
 Dilutive effect of stock plans                  2,246           1,123           2,376             903
 Shares used in computing
   diluted earnings per share                   41,099          37,296          40,943          36,960

 Earnings per basic share                    $    0.06       $    0.04       $    0.16        $    0.08
 Earnings per diluted share                  $    0.05       $    0.04       $    0.15        $    0.08

7.        ACCUMULATED OTHER COMPREHENSIVE INCOME

          Accumulated other  comprehensive  income for the six months ended June
     30, 2004 is comprised of the following:

                                                                                                     .
                                                Foreign          Unrealized
                                               Currency             Holding       Accumulated Other
                                            Translation             Loss on           Comprehensive
     (In thousands)                          Adjustment          Securities                  Income  .

     Balance, December 31, 2003             $     5,645           $     (53)           $     5,592
     Six month period changes                    (2,388)               (225)                (2,613)
     Balance, June 30, 2004                 $     3,257           $    (278)           $     2,979

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
     Education.  The  residual  operating  activity of the  previously  reported
     Hardware  reporting  segment has been  combined  with the Customer  Support reporting segment.  There have been no new hardware sales; only spare parts and  supplies.  Prior year  hardware  amounts have been  reclassified  into customer service to conform to the new segment presentation.

          The Software operating segment develops,  markets, and sells a unified platform and framework for ECM software and solutions. The Customer Support segment  provides  after-sale  support for  software,  as well as providing software  upgrades,  on a when and if available basis,  under the Company's right to new versions  program.  The Customer Support segment also provides operating  supplies  and spare  parts  for the  installed  base of  Optical
     Storage and Retrieval  ("OSAR")  libraries,  the  remaining  portion of the previous hardware business. The Professional Services and Education segment provides fee-based implementation and technical consulting services related
     to  the  Company's  standard  products  and  post-implementation   training
     services.

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

          Operating  segments  data for the three and six months  ended June 30,
     2004 and 2003 are as follows:

                                              Three months ended                       Six months ended
(In thousands)                                      June 30,                                June 30,        .

                                             2004              2003                2004               2003  .

Software
  Revenue                             $    32,677       $    33,555          $    74,028       $    69,077
  Operating loss                          (22,739)          (16,220)             (38,600)          (29,221)

Customer Support
  Revenue                             $    47,072       $    41,760          $    92,342       $    81,156
  Operating income                         22,906            17,130               42,460            31,916

Professional Services and
  Education
  Revenue                             $    14,337       $    11,802          $    27,214       $    23,933
  Operating income (loss)                    1400             (566)                1,656           (1,488)

Total
  Revenue                             $    94,086       $    87,117          $   193,584       $   174,166
  Operating income                          1,567               344                5,516             1,207

9.       STOCK OPTIONS

          The following is a summary of stock option transactions  regarding all stock option plans for the three months ended June 30, 2004:

                                                                                                .
                                                                                       Weighted
                                                               Number of                Average
                                                                 Options         Exercise Price .

     Balance, March 31, 2004                                   7,394,641             $    17.68

          Granted (weighted-average fair value of $13.91)        161,000                  27.23
          Exercised                                             (532,668)                 14.22
          Canceled                                               (66,977)                 19.79
     Balance, June 30, 2004                                    6,955,996             $    18.08

          The following table summarizes  information concerning outstanding and exercisable stock options at June 30, 2004:

                                                                                                                         .
                              Options Outstanding                                              Options Exercisable       .

                                                   Weighted
                                                    Average
                                                  Remaining    Weighted Average                        Weighted Average
 Range of Exercise             Number           Contractual            Exercise             Number             Exercise
             Price        Outstanding           Life (Years)              Price        Exercisable                Price
 $     1.39 - 9.50            806,105                  3.43          $     8.01            801,524           $     7.99
      9.75 - 12.86          1,134,584                  7.38               12.35            561,575                11.99
     12.97 - 14.19          1,105,559                  6.93               13.47            636,666                13.54
     14.39 - 18.45          1,113,864                  6.91               16.90            732,553                16.90
     19.53 - 25.00          1,201,436                  6.03               22.84          1,082,147                22.98
     25.28 - 41.84          1,594,448                 8.09               27.99            482,153                28.81
 $    1.39 - 41.84          6,955,996                  6.72          $    18.08          4,296,618          $     16.97

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

          These shares were valued at  approximately  $3.6 million  based on the
     March 9, 2004  closing  price of $27.47 per share.  The grant value of $3.6 million is  recorded  in the  equity  section  of the  balance  sheet as an
     increase  in  common   stock  and  a   contra-equity   offset  to  deferred
     compensation. Expense related to the shares is amortized on a straight-line basis through December 31, 2008.  Recognition of expense may be accelerated if it becomes  probable that certain  performance  targets will be achieved that trigger  accelerated  vesting of the restricted shares.  Approximately
     $188,407 and $233,956 of compensation  expense were recognized in the three and six-month periods ended June 30, 2004, with no acceleration.

11.      COMMITMENTS AND CONTINGENCIES

         Leases

          The Company leases its corporate offices,  sales offices,  development and  manufacturing  facilities,  and other equipment  under  non-cancelable operating leases,  some of which have renewal options and generally provide for  escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated  balance sheet.  Future  annual  minimum  lease  payments  under all  non-cancelable operating  leases with an initial term in excess of one year as of June 30,
     2004 were as follows:

        (In thousands)                                                .
        2004 (remaining 6 months)                       $       6,295
        2005                                                    8,514
        2006                                                   10,882
        2007                                                    9,920
        2008                                                    8,670
        2009                                                    6,322
        Thereafter                                              5,844
        Total                                           $      56,447

         Product Warranties

          The  Company  provides a 90-day  warranty  for its  software  products against substantial  nonconformance to the published  documentation at time of delivery.  For software products, the Company records the estimated cost of technical  support  during the warranty  period.  A provision  for these estimated  warranty  costs is recorded  at the time of sale or  license.  A small warranty is reserved for non-software  products.  If the Company were to  experience  an increase in warranty  claims  compared  with  historical experience,  or costs of  servicing  warranty  claims were greater than the expectations  on which the accrual had been based,  gross  margins could be adversely affected.

          The following table represents the warranty accrual for the six months ended June 30, 2004 and 2003:

         (In thousands)                               2004              2003 .

          Beginning balance at January 1          $    479          $    728
            Additions                                  578               396
            Deductions                                (693)             (636)
          Ending balance at June 30               $    364          $    488

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

          In  connection  with  certain  facility  leases and other  performance guarantees,  the Company has  guaranteed  payments on behalf of some of its domestic and foreign subsidiaries.  To provide subsidiary  guarantees,  the
     Company  obtains  unsecured bank  guarantees  from local banks.  These bank guarantees  totaled an equivalent of approximately  $2.5 million as of June
     30, 2004. Approximately $1.5 million was issued in local currency in Europe and Asia, while the balance was issued in the United States.  Approximately
     $0.6 million of the $2.5 million is secured by cash deposit.

          The Company  indemnifies  its  directors  and  officers to the maximum extent permitted under the laws of the State of Delaware.

          The  Company  has not  recorded a  liability  for the  guarantees  and indemnities described above in the accompanying consolidated balance sheet, as the estimated fair value of these items is de minimis. Also, the maximum amount of potential  future  payments under such guarantees and indemnities is not  determinable,  other than as described above. The Company's product warranty  liability as of June 30, 2004 is disclosed in this item under the heading "Product Warranties."

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

12.      FOREIGN CURRENCY TRANSACTIONS

          As of  June  30,  2004,  the  Company  had  forward  foreign  exchange contracts outstanding totaling approximately $1.4 million in 10 currencies.
     These  contracts  were opened on the last  business  day of the quarter and mature within three months.  Accordingly,  the fair value of such contracts is zero at June 30, 2004.

13.      INCOME TAXES

          The Company's combined federal, state and foreign annual effective tax rate for the three  months  ended June 30, 2004 is 18%  compared to 26% for the comparable period in 2003. The Company's  combined  federal,  state and foreign annual effective tax rate for the six months ended June 30, 2004 is
     18% compared to 28% for the  comparable  period in 2003.  The provision for income taxes differs from the tax computed at the federal  statutory income tax rate due primarily to earnings considered as permanently  reinvested in foreign  operations  with lower tax rates and  reductions  in the  domestic deferred tax valuation  allowance as net operating loss  carryforwards were utilized.  The  decreased  tax rate in six months  ended June 30,  2004 was primarily due to the mix of income earned by domestic operations versus the foreign subsidiaries.

          The Company is continually  assessing the valuation  allowance related to its deferred tax assets.  As of June 30, 2004, the Company has a net tax deferred asset of  approximately  $26.6 million and valuation  allowance of approximately  $24.3 million.  The Company will continue  weighing  various factors throughout the year to assess the need for any valuation allowance.
     Recoverability  of the  deferred  tax  assets  is  dependent  on  continued
     profitability from operations,  as well as the geographic region generating the profits.  Should the Company's level of domestic profitability continue at the current rate, it would likely remove the entire valuation  allowance later in 2004. A one-time, non-cash benefit would be realized by decreasing tax expense (causing an increase in earnings) by approximately $7.0 million
     to  $9.0  million.   Additionally,   a  non-cash   increase  to  additional
     paid-in-capital of approximately $9.0 million would be recorded.

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

          Mr.  Roberts is current  with all  payments  and  obligations  of this agreement.  Mr. Roberts made two payments,  of $37,000 in February 2003 and
     $53,000 in February 2004, toward the accrued interest balance in accordance with the terms and conditions of the loan agreement.  Mr. Roberts also made two payments in December 2003 and June 2004 of  approximately  $294,000 and
     $331,000, respectively,  toward the principal loan balance of $1.9 million.
     As of June 30, 2004, the outstanding balance on the secured note receivable from Mr. Roberts is  approximately  $1.275 million and is included in other assets on the  consolidated  balance sheet. The accrued interest balance as of June 30, 2004 was approximately $22,000.  Please reference Note No. 4 of our  December  31, 2003 Report  10-K filing for  additional  details of the terms and conditions of this loan.

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

         Overview

          We develop, market, sell and support a software platform and framework for Enterprise Content Management.  Enterprise Content Management,  or ECM,
     refers to the broad range of functions used by  organizations of all types, including  businesses and governmental  agencies,  to control and track the
     information,   or  content,   that  is  important  to  the   organization's
     operations, whether that information is used internally, such as sales data or product  specifications,  or  externally,  such as content  provided  to customers  through a Web site. The content our software  manages,  commonly called unstructured  content,  includes,  but is not limited to: Web pages,

     word processing documents,  spreadsheets,  HTML, XML, PDF, document images, email messages and other electronic content.  Our software offers customers the ability to  configure,  design,  build and deploy ECM solutions to meet the needs of their  particular  business or  organization.  These solutions allow customers to manage content throughout their organizations,  automate and streamline their business processes,  and provide the broad-spectrum of connectivity needed to support their critical and everyday decision making.

          We  generate   revenue  by  selling  software   licenses,   delivering
     implementation and education  services,  and by providing technical support to our  customers.  Software  revenue  consists  of fees  earned  from  the licensing of our software  products to our  customers.  Implementation  and education  services  are sold on a fee for  service  basis,  and  technical support and software maintenance are generally provided pursuant to service contracts  of a  one-year  duration.  Annual  fees for  software  technical support and  software  maintenance  are  generally  received in advance and recognized  as  revenue  over  the  duration  of the  contract.  Since  our operations are not capital or equipment  intensive,  and cost of goods sold is relatively small,  employee compensation is the largest single operating expense for FileNet.  Future  profitability  is contingent  upon  strategic investments in internally developed or acquired software  technologies that are  accepted  by the market and result in  software  license  and  service revenue.  This  investment  is the key factor in  achieving  our  long-term business strategy.

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

          Software  license  revenue  generated  from sales  through  direct and indirect channels,  which do not contain multiple elements,  are recognized upon  shipment  and  passage  of  title  of  the  related  product,  if the requirements  of SOP  97-2,  are  met.  If the  requirements  of SOP  97-2, including evidence of an arrangement,  delivery, fixed or determinable fee, collectibility  and vendor specific evidence about the value of an element, are not met at the date of shipment,  revenue is not recognized until these
     elements  are  known  or  resolved.   Fees  are  deemed  to  be  fixed  and
     determinable  for  transactions  with a set price  that is not  subject  to refund or  adjustment  and  payment is due within 90 days from the  invoice date.  Software  license  revenue from channel  partners is not  recognized until the sale by the channel partner to a specified end user is confirmed.

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

          Goodwill. Goodwill is recorded at cost and is not amortized.  Goodwill is tested for  impairment at least annually and written down when impaired.
     Effective  the  first day of July of each  year,  goodwill  is  tested  for impairment by  determining  if the carrying  value of each  reporting  unit exceeds its fair value. We also  periodically  evaluate  whether events and circumstances  have occurred in between  annual testing dates that indicate the  carrying  value of goodwill  may not be  recoverable.  We performed an impairment  analysis as of July 1, 2003 in  accordance  with SFAS 142.  The results  indicated  there was no impairment of goodwill in any of the three reporting  units.  As of June 30, 2004,  there have been no  indicators  of impairment, and no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

          Long-Lived Assets. Property, plant and equipment and intangible assets are recorded at cost less accumulated  depreciation or  amortization.  They are amortized using the straight-line method over estimated useful lives of generally  three to five  years.  The  determination  of  useful  lives and whether or not these  assets are  impaired  involves  judgment.  Long-lived assets  are  reviewed  for  impairment  whenever  events  or  circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the carrying value of long-lived  assets and certain  identifiable intangible assets for impairment of value based on undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  If impairment were indicated, we would be required to write the related assets down to their fair  values.  While we have not  experienced  impairment  of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

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

          We are continually  assessing the valuation  allowance  related to our deferred tax assets.  As of June 30, 2004, we have a net tax deferred asset of  approximately  $26.8 million and valuation  allowance of  approximately
     $24.3 million.  We will continue  weighing  various factors  throughout the year to assess the need for any valuation allowance.  Recoverability of the
     deferred  tax  assets  is  dependent   on  continued   profitability   from
     operations, as well as the geographic region generating the profits. Should our level of domestic  profitability continue at the current rate, we would likely  remove  the  entire  valuation  allowance  later in 2004.  We would realize a one-time, non-cash benefit by decreasing our tax expense (causing an increase in earnings)  by  approximately  $7.0 million to $9.0  million.
     Additionally,   we  would   record  a  non-cash   increase  to   additional
     paid-in-capital of approximately $9.0 million.

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

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,       .

                                                    2004            2003              2004             2003  .

Revenue:
   Software                                         34.8%           38.5%             38.2%            39.7%
   Customer support                                 50.0            48.0              47.7             46.6
   Professional services and education              15.2            13.5              14.1             13.7
Total Revenue                                      100.0           100.0             100.0            100.0

Cost of revenue:
   Software                                          3.3             4.1               3.4              3.8
   Customer support                                 10.5            11.4              10.4             11.8
   Professional services and education              11.9            11.9              11.4             12.3
      Total cost of revenue                         25.7            27.4              25.2             27.9
Gross Profit                                        74.3            72.6              74.8             72.1

Operating expenses:
Sales and marketing                                 41.7            40.0              41.7             39.8
Research and development                            20.9            22.6              20.6             22.4
General and administrative                          10.0             9.6               9.6              9.2
      Total operating expenses                      72.6            72.2              71.9             71.4
Operating income                                     1.7              .4               2.9               .7
Other income, net                                    1.1             1.9               1.0              1.5
Income before income tax                             2.8%            2.3%              3.9%             2.2%

Revenue

          As more fully discussed below,  total revenue increased by 8.0% in the quarter  ended  June  30,  2004  compared  to the same  period  in 2003 and increased 11.1% in the six-month period ended June 30, 2004 compared to the same  period in 2003.  We believe  that the  increase  in total  revenue is attributable  to an increase in the growth of  unstructured  content within our customer base creating a demand for our products and services to manage this content and automate it for use in their business processes.

          Revenue by Geography.  The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

                                            Three Months Ended                                Six Months Ended
                                                 June 30,                                         June 30,                 .
                                                             % Increase/                                       % Increase/
(In thousands)                        2004          2003       decrease               2004           2003        decrease  .

Total United States Revenue     $   66,288     $   57,708         14.9%         $  134,288     $  117,165           14.6%

Europe, Middle East and Africa      22,225         23,521         (5.5%)            47,542         45,655            4.1%
Canada, Latin America and Asia       5,573          5,888         (5.3%)            11,754         11,346            3.6%
Total International Revenue         27,798         29,409         (5.5%)            59,296         57,001            4.0%

Total Revenue                   $   94,086     $   87,117          8.0%         $  193,584     $  174,166           11.1%

United States Revenue                 70.5%          66.2%                            69.4%          67.3%
International Revenue                 29.5%          33.8%                            30.6%          32.7%
Total Revenue Contribution           100.0%         100.0%                           100.0%         100.0%

          Revenue  generated in the United States grew by 14.6% in the first six months  of 2004  compared  to the same  period  in 2003 and by 14.9% in the second  quarter of 2004 over the  comparable  prior year  quarter.  As more fully  discussed  below,  this increase is primarily due to the increase in service  revenue.  The revenue  growth in the United  States was  partially offset by  reduced  international  revenue  in the  second  quarter of 2004 compared to the same quarter a year ago.  International revenue represented approximately 31% of total revenue in the first six months of 2004 compared to  approximately  33% for the same six months in 2003. We believe the same content  management  factors  mentioned above drive  international  revenue growth in the long term and are not regional in nature,  but are subject to minor periodic fluctuations like those experienced in the second quarter of
     2004.  We  expect   international   revenue  to  continue  to  represent  a
     significant  opportunity  for us. However,  international  revenues will be adversely  affected if the U.S.  dollar  strengthens  against certain major international currencies or if international economic conditions weaken.

          Revenue by Reporting  Segment.  The  following  table sets forth total revenue by reporting  segment and as a percentage  of total revenue for the periods indicated:

         Revenue by Reporting Segment

                                            Three Months Ended                               Six Months Ended
                                                 June 30,                                        June 30,                  .
                                                             % Increase/                                       % Increase/
(In thousands)                      2004             2003     (decrease)           2004              2003       (decrease) .

Software                      $   32,677       $   33,555         (2.6%)     $   74,028       $   69,077             7.2%
Customer Support                  47,072           41,760         12.7%          92,342           81,156            13.8%
Professional Services and
Education                         14,337           11,802         21.5%          27,214           23,933            13.7%
Total Revenue                 $   94,086       $   87,117          8.0%      $  193,584       $  174,166            11.1%

Software                            34.7%            38.5%        (3.8)%           38.2%            39.7%           (1.4)%
Customer Support                    50.0%            47.9%         2.1%            47.7%            46.6%            1.1%
Professional Services and
Education                           15.3%            13.6%         1.7%            14.1%            13.7%            0.3%
Total Revenue Contribution         100.0%           100.0%                        100.0%           100.0%

          Software.  Software revenue consists of fees earned from the licensing of our software  products to our customers.  Software revenue  decreased by
     2.6% in the  three-month  period ended June 30, 2004,  compared to the same period in 2003,  primarily  attributable  to a small decrease in demand for our software  products during the second quarter of 2004 and delays in some customer procurement cycles. However, due to higher software revenue in the first quarter of 2004,  software revenue increased by 7.2% in the six-month period ended June 30, 2004  compared to the same period in 2003. We believe spending on enterprise  content  management and business process management software  will be a priority  in the near term,  but is subject to customer buying patterns that can fluctuate.  In the long-term we believe there will be  increased  demand for our ECM  products  that is driven by the need for large organizations to manage unstructured content

          Customer  Support.  Customer  support revenue consists of revenue from software maintenance contracts,  time and material revenues and the sale of
     Optical Storage and Retrieval ("OSAR") libraries, spare parts and supplies.
     Maintenance  contracts entitle our customers to receive technical  support, enhancements and upgrades to new versions of software  releases when and if available.  Customer support revenue  increased by 12.7% in the three-month period  ended  June  30,  2004  compared  to the  same  period  in 2003 and increased 13.8% in the six-month period ended June 30, 2004 compared to the same  period  in 2003.  Customer  support  revenue  is  generated  from new maintenance contracts for new system sales and from the renewal of existing maintenance  contracts for previously  sold software  licenses on installed systems.  We have  historically  experienced  a high  contract  maintenance renewal rate and  continue to see this same high level of renewal,  but are continuing  to  encounter  pricing  pressures  from  our  customers  during contract negotiation and renewal. Accordingly, the rate of software revenue growth may not  directly result in the  same  growth for  customer  support revenue experienced in the past.

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
     Professional services and education revenue increased by 21.5% in the three month  period  ended June 30, 2004  compared to the same period in 2003 and
     13.7% in the  six-month  period  ended June 30,  2004  compared to the same period in 2003. Professional services revenue is dependent on the level and the  nature  of  software  sales in prior  periods.  Professional  services revenue grows more rapidly when customers  purchase new systems for a large scale  implementation  or purchase our FileNet P8 product to replace legacy systems,  as opposed to existing  customers  purchasing add-on licenses for installed  systems.  The  increase  in  professional  services  revenue  we experienced  in the first six months of 2004 compared to the same period in
     2003 was  primarily  attributable  to an  increased  demand for  consulting services to existing  customers that migrate their custom  applications  to the new FileNet P8 platform.  Based on software  revenue sales for the past two  quarters  we do not  believe  the  level of  demand  for  professional services and  education  services  will change  significantly  from current levels.

     Cost of Revenue

         Cost of Revenue by Reporting  Segment.  The following table sets forth total cost of revenue by reporting  segment and as a percentage  of revenue by reporting segment for the periods indicated:

         Cost of Revenue by Reporting Segment

                                    Three Months Ended                            Six Months Ended
                                         June 30,                                          June 30,
                                                          % Increase/                                   % Increase/
(In thousands)                     2004           2003     (decrease)            2004            2003    (decrease)

Software                     $    3,128      $   3,608        (13.3)%       $   6,651      $    6,616         0.5%
Customer Support                  9,942          9,968         (0.3)%          20,234          20,539        (1.5)%
Professional Services and
Education                        11,154         10,335          7.9%           21,992          21,415         2.7%
Total Cost of Revenue        $   24,224      $  23,911          1.3%        $  48,877      $   48,570         0.6%

Software                            9.6%          10.8%        (1.2)%             9.0%            9.6%       (0.6)%
Customer Support                   21.1%          23.9%        (2.7)%            21.9%           25.3%       (3.4)%
Professional Services and
Education                          77.8%          87.6%        (9.8)%            80.8%           89.5%       (8.7)%
Total Cost of Revenue
as a % of Revenue                  25.7%          27.5%                          25.2%           25.9%

          Software.  Cost of software revenue  includes  royalties paid to third parties for  technology  embedded in our  products to enhance  features and functionality,  amortization of acquired  technology,  media costs, and the cost to manufacture and distribute  software.  The cost of software revenue in absolute  dollars  decreased 13.3% when comparing the three months ended
     June 30, 2004 to the same three months in 2003 and the six month comparison for  these  two  years  resulted  in a slight  0.5%  increase.  The cost of software revenue as a percent of software revenue  decreased 1.2 percentage points and 0.6 percentage  points in the three and six-month  periods ended
     June 30, 2004, compared to the same periods in 2003. While these costs will fluctuate  period to period  based on the mix of products  sold  containing third party product, our royalty costs have decreased due to more favorable royalty rates that have been negotiated during the renewal process over the past year.  However,  going  forward  we  anticipate  the cost of  software revenue to increase slightly to approximately 10% of software revenue as we continue to integrate third-party technology with our products.

          Customer  Support.  Cost of customer support revenue includes the cost of customer  support  personnel,  facility  and  technology  infrastructure expenses  in our  call  centers,  supplies  and  spare  parts.  The cost of customer support revenue as a percent of customer support revenue decreased by 2.7  percentage  points  and 3.4  percentage  points  in the  three  and six-month periods ended June 30, 2004 compared to the same periods in 2003.
     The cost of customer  support revenue in absolute dollars also decreased in these  comparable  periods.  This  reduction  in cost of  customer  support revenue,  as a  percentage  of the  revenue  and  in  absolute  dollars  is attributable  to  efficiency  improvements  in the  delivery  of  technical support,  which allows for increased revenue without a comparable  increase in expense. We expect the cost of customer support revenue to remain fairly constant as a percent of customer support revenue for the near future.

          Professional Services and Education. Cost of professional services and education revenue consists primarily of the costs of professional  services personnel,  training personnel,  and third-party  contractors.  The cost of professional  services and education revenue,  as a percent of professional services and education revenue,  decreased by 9.8 percentage points and 8.7 percentage points in the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003. This decrease in cost of professional services and education  revenue as a percent of  professional  services and education revenue is primarily attributable to higher professional services and  education  revenue in 2004  compared  to 2003,  along with lower costs associated  with reduced  employee  headcount and lower  variable  employee compensation.  We expect  professional  services and  education  costs as a percentage  of  professional  services and  education  revenue to vary from period to period depending on the utilization rates of internal  resources, the level of revenue  and the mix between  internal  and  external  service providers.

     Operating Expenses

          Total  Operating  Expenses.  The  following  table  sets  forth  total operating  expense by function and as a percentage of total revenue for the periods indicated:

           Operating Expenses

                                            Three Months Ended                               Six Months Ended
                                                  June 30,                                        June 30,             .
                                                            % Increase/                                    % Increase/
(In thousands)                      2004            2003     (decrease)            2004            2003     (decrease) .

Research and Development      $   19,703      $   19,680           0.1%      $   39,805      $   38,982           2.1%
Marketing and Sales               39,198          34,856          12.5%          80,759          69,255          16.6%
General and Administrative         9,394           8,326          12.8%          18,627          16,152          15.3%
Total Operating Expenses      $   68,295      $   62,862           8.6%      $  139,191      $  124,389          11.9%

Research and Development            20.9%           22.6%         (1.6)%           20.6%           22.4%         (1.8)%
Marketing and Sales                 41.7%           40.0%          1.7%            41.7%           39.8%          2.0%
General and Administrative          10.0%            9.6%          0.4%             9.6%            9.3%          0.3%
Operating Expense as a % of
Revenue                             72.6%           72.2%                          71.9%           71.4%

     Research and Development.  Our research and development efforts are focused on enhancing and  maintaining  our Enterprise  Content  Management  capabilities within the  FileNet P8  product  line.  These  efforts  focus on our  FileNet P8 platform and suites such as Business Process Management, Web Content Management,
Records Management, Team Collaboration and other capabilities.

     Our research and development  expense consists primarily of personnel costs for internal software developers;  third party contracted  development resources and related facilities costs. Research and development expense was approximately the same in the three and six-month  periods ended June 30, 2004 compared to the same periods in 2003.  However,  this quarter the expense mix changed with lower internal personnel costs and higher offshore  development expense. The number of internal research and development personnel was 446 on June 30, 2004 compared to
472 on June 30, 2003. We currently have 94 contract  workers in India developing software compared to 48 one year ago.

     Research and development  expense  decreased as a percent of revenue by 1.6 percentage  points and 1.8 percentage  points for the three and six months ended
June 30, 2004  compared to the same periods in 2003.  This decrease is primarily attributable  to  increased  revenue  levels  without  a  corresponding  expense increase due to lower internal personnel and facility expense resulting from the decreased  headcount  that more than offset the increased  offshore  development expense.  We believe we will be able to further decrease our per-developer  cost through the expanded use of offshore  resources,  however in the near term, some duplicate expenses will be incurred as our development programs are transitioned
to  these  offshore  development   resources.   We  believe  that  research  and
development  expenditures,  including  compensation of technical personnel,  are essential  to  maintaining  our  competitive  position.  We expect  research and development expense to be at approximately 20% of revenue for the near term.

     Selling and  Marketing.  We sell our products  through a direct sales force and our  indirect  channel  sales  partners.  The  majority  of our  selling and marketing  expense is salaries,  benefits,  sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market development  programs.  Selling and marketing expense as a percent of revenue  increased by 1.7 percentage  points and 2.0  percentage  points for the three and six-months ended June 30, 2004 compared to the same period in 2003. In absolute dollars selling and marketing  expense increased by 12.5% and 16.5% for the three and six-months ended June 30, 2004.  Approximately $9.3 million of the year to date increase is attributable to organizational changes that resulted in
higher  salaries,   higher  variable   compensation  and  associated   benefits.
Additionally,  we  experienced  higher  travel  expense  and  we  granted  merit increases  in 2004.  We  expect  selling  and  marketing  expense  to  remain at approximately 41% of revenue in the near-term.

     General and Administrative. Our general and administrative expense consists primarily of salaries,  benefits,  and other expenses related to personnel costs
for  finance,  information  technology,   legal,  human  resources  and  general
management  and  the  cost  of  outside  professional   services.   General  and
administrative  expense as a percent of revenue  increased 0.4 percentage points and 0.3 percentage points in the three and six-month periods ended June 30, 2004 compared  to  the  same  periods  in  2003.  In  absolute  dollars  general  and administrative  expenses  increased  12.8% and 15.3% in the three and  six-month periods ended June 30, 2004 compared to the same periods in 2003.  The increases in general and administrative  expense between the comparative  periods reflects higher salary costs and benefits due to increased headcount as well as increased legal and  accounting fees  associated  with  compliance  to  recently  mandated corporate governance  regulations.  We expect general and administrative expense to remain at approximately 10% of revenue in the near-term.

     Other Income, Net. Other income, net consists  primarily of interest income earned on our cash and investments,  and other items including  foreign exchange gains and losses and interest expense.  Other income, net of other expenses, was
$1,066,500  and  $1,993,500  for the three and six-month  periods ended June 30,
2004 compared to $1,619,500  and  $2,664,900  during for the three and six-month periods  ended  June  30,  2003.  We  experienced  a  foreign  exchange  gain of approximately  $748,000  in the second  quarter of 2003 that did not  reoccur in
2004. The weighted  average  interest rate earned on cash, cash  equivalents and investments  was 1.60%  during the six months  ended June 30,  2004  compared to
1.43% for the same period in 2003.

     Provision for Income Taxes. Our combined federal,  state and foreign annual effective  tax rate for the three and  six-month  periods ended June 30, 2004 is
18% compared to 26% and 28% for the  comparable  periods in 2003.  The provision for income taxes differs from the tax computed at the federal  statutory  income tax rate due  primarily to earnings  considered  as  permanently  reinvested  in foreign  operations with lower tax rates and reductions in our domestic deferred tax  valuation  allowance.  The  decreased  tax rate in the three and  six-month period ended June 30, 2004 was  primarily due to the mix of income earned by our domestic operations versus the foreign subsidiaries.

Liquidity and Capital Resources

     At June 30, 2004,  combined cash, cash equivalents and investments  totaled
$299.5 million,  an increase of $51.3 million and $8.5 million from December 31,
2003 and March 31, 2004, respectively.

     Cash  provided by  operating  activities  during the six month period ended
June 30, 2004 totaled $39.1 million and resulted  primarily from: an increase in unearned  maintenance revenue related to prepaid maintenance  contracts of $21.5 million;  a decrease in customer  receivables of $3.8 million;  depreciation and amortization  expense  of $8.3  million;  and net  income of $6.2  million.  The increase in unearned  maintenance  revenue is primarily the result of the growth in our base of annual  support  contracts  resulting from new customer sales and sales of additional products to the existing base.  Additionally,  a significant number  of  maintenance  contracts  renew  early in the  year and are  amortized ratably throughout the year resulting in a lower balance in unearned maintenance by December 31.

     Cash  provided by  financing  activities  totaled  $20.5  million and was a result of proceeds  received  from the  exercise of employee  stock  options and stock  purchases  under  the  employee  stock  purchase  plan.

     Net cash used in investing  activities was $36.9 million comprised of $31.2 million for the purchase of marketable securities in excess of proceeds and $6.1 million for capital expenditures.

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

New Accounting Pronouncements

     In  January  2003,  the FASB  issued  FIN 46,  "Consolidation  of  Variable
Interest  Entities." In general,  a variable  interest  entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity  investors  with voting rights or (b) has equity investors that do not provide sufficient  financial  resources for the entity to support  its  activities.  FIN 46  requires  a  variable  interest  entity to be consolidated  by a company if that  company is subject to a majority of the risk of loss from the variable interest entity's  activities or entitled to receive a
majority  of  the  entity's   residual   returns  or  both.  The   consolidation
requirements of FIN 46 apply  immediately to variable  interest entities created after  January 31, 2003.  With  respect to variable  interest  entities  created before January 31, 2003, in December 2003 the FASB issued FIN 46R, which,  among other  things,  revised the  implementation  date to the first  fiscal  years or interim  periods  ending  after March 15,  2004,  with the  exception of Special
Purpose Entities ("SPE").  The consolidated  requirements  apply to all SPE's in the first fiscal year or interim  period ending after December 15, 2003. We have determined that we do not have any SPE's to which these  interpretations  apply.
The  adoption  of  FIN  46R  in  2004  has  not  had a  material  impact  on our consolidated financial statements.

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
150 has not had a material impact on our consolidated financial statements.

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

     Factors that may cause our operating results to fluctuate, include, but are not limited to, the following:

     o    Information Technology spending trends;

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

         Other competitive risks include, but are not limited to:

     o    We  anticipate   significant  future  consolidation  as  the  software
          industry matures. Large  well-established  software firms like Oracle,
          IBM and  Adobe may enter  our  market  by  adding  content  management features to their  existing  suite of  products.  In  addition,  large hardware  firms may enter our market by acquiring our  competitors  to pursue revenue growth opportunities;

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

      o   Our  inability to license  future  releases of  technology  from these competitive  vendors  could limit the  technical  capabilities  of our
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

     The market for content management  solutions may not grow as we anticipate, and may decline,  and our products may not gain  acceptance  within this market, resulting  in reduced  revenue.  Our future  financial  performance  will depend primarily on the continued  growth of the markets for our software  products and services as well as our ability to capture a larger share of those markets.  Our primary product offerings address the content management  solutions market. This market is  developing  rapidly,  and while we believe this market is growing and will continue to grow, particularly as new regulations are introduced that focus on controlling the flow of information within organizations to ensure compliance with disclosure and other obligations, these markets may not continue to grow as we anticipate,  or that our products and solutions will gain  acceptance  within these markets.  If the markets we serve,  particularly the market for enterprise content management solutions, fail to grow or grow more slowly than we currently anticipate, or if our products and solutions do not gain acceptance within these markets,  our  business,  financial  condition  and  operating  results would be harmed.

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

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer  requirements.  For example,  two new products  that we predict will address new markets will be made available in the second half of this year. Team
Collaboration  Manager  Suite that enables  customers to initiate  collaborative tasks at any point in a process and Records  Manager  Suite that  systematically applies  record  management  principles  to  content  are  both  expected  to be available  in the  second  half  of  this  year.  We may  not be  successful  in developing,  marketing and  releasing  these new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience technical difficulties that could delay or prevent the successful development, introduction and sale of these products and enhancements.  In the past, we have experienced delays in the release  dates of  enhancements  and new  releases  to our  products  and we may experience significant future delays in product introduction. From time to time, our  competitors  or we may  announce  new software  products,  capabilities  or technologies  that have the  potential  to replace or shorten the life cycles of our existing software products.  Announcements of currently planned or other new software  products may cause  customers to delay their  purchasing  decisions in anticipation  of such software  products,  and such delays could have a material adverse effect on our sales. In addition,  our ability to generate revenues from
the  sale  of  customer   support,   education  and  professional   services  is
substantially  dependent  on our ability to generate  new sales of our  software
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

     We believe our future success will depend in large part upon our ability to attract and retain additional highly skilled management,  technical,  marketing,
product  development  and  operational  personnel  and  consultants.   There  is
competition for such personnel;  particularly software developers,  professional services consultants and other technical personnel.  We may not be successful in attracting and retaining such personnel in the future.

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

     Protection of our  intellectual  property and other  proprietary  rights is limited, which could result in the use of our technology by competitors or other third parties. There is risk of third-party claims of infringement,  which could expose us to litigation and other costs.  Our success  depends,  in part, on our ability  to  protect  our  proprietary  rights to the  technologies  used in our principal products.  We rely on a combination of copyrights,  trademarks,  trade secrets,  patents,  confidentiality  procedures  and  contractual  provisions to protect our proprietary rights in our software products.  Our existing or future copyrights,  trademarks,  trade secrets,  patents or other intellectual property rights  may  not  have  sufficient  scope  or  strength  to  provide  meaningful protection or a commercial  advantage to us. Intellectual  property rights often cannot be enforced  without engaging in litigation,  which involves  devotion of significant  resources,  can  divert  management  attention  and  has  uncertain outcomes.  In addition,  the laws of some  foreign  countries do not protect our proprietary  rights to the same extent, as do the laws of the United States. Any inability  to  protect  our  intellectual  property  may harm our  business  and competitive position.

     We may,  from time to time,  be  notified  that we are  infringing  certain patent or  intellectual  property  rights of others,  which  could  expose us to litigation  and other  costs.  While  there are no  material  actions  currently pending  against us for  infringement of patent or other  proprietary  rights of
third   parties,   we  cannot  assure  that  third  parties  will  not  initiate infringement  actions  against  us in the  future.  Combinations  of  technology acquired through past or future  acquisitions and our technology will create new software  products  and  technology  that  also  may  give  rise  to  claims  of infringement. Infringement actions can result in substantial costs and diversion of  resources,  regardless  of the  merits of the  actions.  If we were found to infringe  upon  the  rights  of  others,  we may  not be able  to  redesign  the infringing  products to avoid further  infringement or obtain necessary licenses to use the  infringed  rights  on  acceptable  terms,  or at all.  Additionally, significant damages for past infringement could be assessed or future litigation relative to any such licenses or usage could occur.  An adverse  disposition  of any claims or the advent of litigation arising out of any claims of infringement could result in  significant  costs or reduce our ability to market any affected
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
If we fail to maintain these relationships, or to establish new relationships in the  future,  could  harm our  business,  financial  condition  and  results  of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our  exposure to market rate risk for  changes in  interest  rates  relates primarily to our investment  portfolio.  We have not used  derivative  financial
instruments  in  our  investment  portfolio.   We  place  our  investments  with
high-quality  issuers and, by policy, limit the amount of credit exposure to any one issuer.  We protect and  preserve our  invested  funds by limiting  default, market and reinvestment  risk. Our investments in marketable  securities consist primarily of high-grade  corporate and government  securities with maturities of less than three years.  Investments purchased with an original maturity of three months or less are  considered  to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity.  Average maturity of our investment portfolio is 105 days;  therefore,  the  movement  of  interest  rates  should  not have a material impact on our balance sheet or income statement.

     At any time, a significant increase/decrease in interest rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed a sensitivity  analysis as of June 30, 2004 and 2003, using a modeling
technique   that  measures  the  change  in  the  fair  values  arising  from  a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held
constant.   The   analysis   covers   our   investment   and  is  based  on  the
weighted-average  maturity of our  investments as of June 30, 2004 and 2003. The sensitivity  analysis  indicated  that a  hypothetical  50 basis points  adverse movement  in  interest  rates  would  result in a loss in the fair values of our
investment   instruments  of  approximately   $323,000  at  June  30,  2004  and
approximately  $249,000 at June 30,  2003.  Similarly a  hypothetical  100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values  of our  investments  of  approximately  $646,000  at June  30,  2004 and approximately $498,000 at June 30, 2003.

     The following table provides  information about our investment portfolio at
June 30, 2004:

                                                                                  .
     (In thousands)                                Cost      Estimated Fair Value .
     Debt Securities
       Due in one year or less:
          Short-term munis-taxable          $     2,500               $     2,500
          Corporate                              15,089                    15,049
          Governments/Agencies                   40,412                    40,241
     Total due in one year                       58,001                    57,790

     Due in one to three years:
          Government/Agencies                    17,710                    17,544
      Total due in three years                   17,710                    17,544

         Grand total                        $    75,711               $    75,334

     Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.  We classify investments  maturing  in less than one year in current  assets and  investments maturing greater than one year are classified as long-term investments.

Foreign Currency Fluctuations and Inflation

     Our  performance  can be  affected  by changes in foreign  currency  values relative to the U.S.  dollar in relation to our revenue and operating  expenses.
We have entered  into  forward  foreign  exchange  contracts  primarily to hedge amounts  due from and the net assets of  selected  subsidiaries  denominated  in foreign currencies  (mainly in Europe and Asia Pacific) against  fluctuations in exchange rates. We have not entered into forward foreign exchange  contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions.  The criteria
we  use  for   designating  a  contract  as  a  hedge  include  the   contract's
effectiveness   in  risk  reduction  and   one-to-one   matching  of  derivative
instruments  to underlying  transactions.  Gains and losses on foreign  exchange contracts are recognized in income in the same period as gains and losses on the underlying  transactions.  If an underlying  hedged  transaction were terminated earlier than initially  anticipated,  the offsetting gain or loss on the related forward  foreign  exchange  contract  would be  recognized in income in the same period. In addition,  since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any material net gain or loss,  as any gain or loss on the underlying foreign currency denominated balance would be offset  by the  gain or loss on the  forward  contract.  Our  forward  contracts generally have an original maturity of three months. As of June 30, 2004, we had forward foreign  exchange  contracts  outstanding  totaling  approximately  $1.4 million in ten currencies.  These contracts were opened on the last business day of the quarter and mature within three months.

     Cumulative  other  comprehensive  income decreased by $1.7 million and $2.6 million for the three and six-month period ended June 30, 2004 due to unrealized foreign  currency  translation  losses  resulting from the weakening of the Euro against the U.S. dollar during the period.

     Management  believes that inflation has not had a significant impact on the prices of our products, the cost of our materials,  or our operating results for the three and six-month period ended June 30, 2004.

Item 4.   Controls and Procedures

     We maintain  disclosure controls and procedures that are designed to ensure that  information  required  to be  disclosed  in our  Exchange  Act reports are recorded,  processed,  summarized and reported within the time periods specified in the  Securities  and  Exchange  Commission's  rules  and  forms and that such information is accumulated and  communicated  to our  management,  including our
Chief Executive Officer and Chief Financial  Officer,  as appropriate,  to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures,  management recognizes that any controls and  procedures,  no matter how well  designed  and  operated,  can provide only reasonable  assurance  of  achieving  the  desired  control  objectives,  and in reaching a reasonable level of assurance, management necessarily was required to apply its  judgment in  evaluating  the  cost-benefit  relationship  of possible controls and procedures.

     As of June 30,  2004,  the end of the quarter  covered by this  report,  an evaluation was carried out under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and our Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of our disclosure controls  and  procedures  as  required  by SEC Rule  13a - 15(b).  Based on the foregoing,  our Chief Executive  Officer and Chief Financial  Officer  concluded that our  disclosure  controls and  procedures  were effective at the reasonable assurance level.

     There has been no change in our  internal controls over financial reporting  during our  most recent fiscal  quarter that has materially affected,  or is reasonably likely to materially  affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 11 to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  We held our 2004 Annual Meeting of Stockholders at 9:00 a.m. on May 7,
          2004, in Costa Mesa, California.

     (b)  At the annual meeting,  the following six individuals  were elected to our  Board of  Directors,  constituting  all  members  of the Board of
          Directors:

      Nominee                         Affirmative Votes          Votes Withheld .
      L. George Klaus                        33,724,578               1,968,962
      William P. Lyons                       33,070,456               2,623,084
      Lee D. Roberts                         34,048,575               1,644,965
      John C. Savage                         33,721,603               1,971,937
      Roger S. Siboni                        32,958,270               2,735,270
      Theodore J. Smith                      25,734,661               9,958,879

     (c)  Our stockholders were asked to approve an amendment and restatement of our 2002 Incentive Award Plan which (i) increases the number of shares of Common Stock  available  for issuance  there under by an additional
          2,000,000 shares,  from 2,800,000 to 4,800,000 shares;  (ii) increases the number shares that may be awarded as Restricted Stock,  Restricted
          Stock Units,  Deferred  Stock,  Performance  Awards and Stock Payments
          from 140,000 shares to 700,000 shares,  an increase of 560,000 shares;
          (iii) increases the number of shares automatically granted annually to
          independent   directors  from  7,000  to  10,000   shares;   and  (iv)
          establishes a termination date for the Plan of February 24, 2014.

     This  proposal  was  approved  in  accordance  with the  following  vote of stockholders:

      Votes For                   Votes Against              Abstentions
     20,215,589                      10,077,309                   27,865

     Our  stockholders  were asked to ratify the  appointment  of  Deloitte  and
     Touche LLP as our independent  accountants  for the fiscal year ending December
     31, 2004.  This proposal was approved in accordance with the following vote of stockholders:

      Votes For                   Votes Against              Abstentions
     35,017,179                         656,257                   20,104

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          1)   The  list of  exhibits  contained  in the  accompanying  Index to
               Exhibits is herein incorporated by reference.

     (b)  Reports on Form 8-K:
          1)   On July 7, 2004 FileNet furnished a report on Form 8-K under Item
               12 announcing its preliminary  financial  results for the quarter ended June 30, 2004.

          2)   On July 19,  2004  FileNet  furnished  a report on Form 8-K under
               Item 12 announcing  its  financial  results for the quarter ended
               June 30, 2004.

                                    SIGNATURE

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned, thereunto duly authorized.

                               FILENET CORPORATION

August 5, 2004               By:    /s/ Sam M. Auriemma                         .
Date                                Sam M. Auriemma, Executive Vice President
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

10.14.3*+     Amendment  to the  2002  Incentive  Award  Plan  dated  May 7,  2003  (filed  as  Exhibit  10.14.3  to
              Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14.4*+     Amended  and  Restated  2002  Incentive  Award Plan of FileNet  Corporation,  (filed on April 1, 2004 as
              Appendix B of Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.

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

10.20*+       Form of Restricted  Stock  Agreement  between  Registrant  and certain  Executive  Officers  (filed as
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

Date:    August 6, 2004

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

Date:   August 6, 2004

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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal  period  ended  June 30, 2004 (the  "Report")  fully  complies  with  the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  August 6, 2004
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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal  period  ended  June 30, 2004 (the  "Report")  fully  complies  with  the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  August 6, 2004
                                    /s/ Sam M. Auriemma             .
                                    Sam M. Auriemma
                                    Executive Vice President and
                                    Chief  Financial Officer
                                    (Principal Financial Officer)