Form 10-Q
period 2004-09-30
FILENET CORP
filed 2004-11-08
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended September 30, 2004

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
                                                      Yes  |X|  No |_|

  As of November 5, 2004, there were 41,330,166 shares of the Registrant's common stock outstanding.

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

     Item 2.        Management's Discussion and Analysis of Financial Condition

     PART II.       OTHER INFORMATION

PART I. FINANCIAL INFORMATION

        Item 1.  Unaudited Condensed Consolidated Financial Statements

                                         FILENET CORPORATION
                          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands, except per share amounts)

                                                            September 30,        December 31,
                                                                    2004                2003
 ASSETS
 Current assets:
   Cash and cash equivalents                                 $   213,146         $   203,305
   Short-term investments available for sale                      78,825              32,286
   Accounts receivable, net                                       41,462              38,096
   Prepaid expenses and other current assets                      12,128              13,174
   Deferred income taxes                                           3,551               3,551
   Total current assets                                          344,112             290,412

   Property, net                                                  23,369              26,922
   Long-term investments available for sale                       15,883              12,672
   Goodwill                                                       26,184              26,170
   Intangible assets, net                                          6,455               7,979
   Deferred income taxes                                          23,081              23,001
   Other assets                                                    2,894               4,692

    Total assets                                             $   441,978         $   391,848

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                          $     7,931         $    11,006
   Accrued compensation and benefits                              29,036              27,648
   Customer deposits and advances                                  5,843               5,217
   Unearned maintenance revenue                                   56,154              40,691
   Other accrued liabilities                                      17,176              16,524
     Total current liabilities                                   116,140             101,086

   Unearned maintenance revenue and other liabilities              2,991               1,614
   Commitments and contingencies (Note 11)

 Stockholders' equity:
   Preferred stock - $0.10 par value; 7,000,000 shares
     authorized; none issued and outstanding
   Common stock - $0.01 par value; 100,000,000 shares
     authorized; 40,574,016 issued and  39,476,016
     shares outstanding at September 30, 2004; and
     38,906,640 shares issued and 37,808,640 shares
     outstanding at December 31, 2003                            256,023             234,025
   Retained earnings                                              76,615              64,098
   Accumulated other comprehensive income                          4,776               5,592
   Treasury stock, at cost; 1,098,000 shares                     (14,567)            (14,567)
   Net stockholders' equity                                      322,847             289,148

     Total liabilities and stockholders' equity              $   441,978         $   391,848

     See accompanying notes to unaudited condensed consolidated financial statements.

                                          FILENET CORPORATION
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands, except per share amounts)

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                2004              2003             2004              2003
 Revenue:
   Software                              $    35,447       $    35,320      $   109,475       $   104,397
   Customer support                           47,510            41,907          139,852           123,063
   Professional services and education        13,531            12,162           40,745            36,095
   Total revenue                              96,488            89,389          290,072           263,555

 Costs:
   Software                                    3,835             3,800           10,486            10,416
   Customer support                            9,891            10,487           30,125            31,026
   Professional services and education        11,404            10,586           33,396            32,001
   Total cost of revenue                      25,130            24,873           74,007            73,443

     Gross Profit                             71,358            64,516          216,065           190,112

 Operating expenses:
   Sales and marketing                        36,674            34,405          117,433           103,660
   Research and development                   19,664            19,049           59,469            58,031
   General and administrative                  8,509             8,241           27,136            24,393
   Total operating expenses                   64,847            61,695          204,038           186,084

 Operating income                              6,511             2,821           12,027             4,028

 Other income, net                             1,245               632            3,238             3,297

 Income before income taxes                    7,756             3,453           15,265             7,325

 Provision for income taxes                    1,396               967            2,748             2,051

 Net income                              $     6,360       $     2,486      $    12,517       $     5,274

 Earnings per share:
   Basic                                 $      0.16       $      0.07      $       0.32      $       0.15
   Diluted                               $      0.16       $      0.06      $       0.31      $       0.14

 Weighted-average shares outstanding:
   Basic                                      39,284            36,588            38,806            36,234
   Diluted                                    40,495            38,494            40,793            37,471

See accompanying notes to unaudited condensed consolidated financial statements.

                                                     FILENET CORPORATION
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                                       (In thousands)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,    .
                                                            2004              2003            2004             2003

 Net income                                          $     6,360       $     2,486     $    12,517      $     5,274
 Other comprehensive income (loss):
   Foreign currency translation adjustments                1,746             1,582            (644)           6,942
 Unrealized gain (loss) on securities:
    Unrealized holding gain (loss), net of taxes              52               (23)           (172)             (61)
 Total other comprehensive income (loss)                   1,798             1,559            (816)           6,881
 Comprehensive income                                $     8,158       $     4,045     $    11,701      $    12,155

 See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                             2004                     2003

Cash flows from operating activities:
 Net income                                                         $      12,517             $      5,274
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                         12,419                   14,759
     Loss on sale of property                                                 403                       14
     Provision for doubtful accounts                                          136                       52
     Deferred income taxes                                                    (80)                   1,746
     Stock option income tax benefit                                            -                    2,129

     Changes in operating assets and liabilities, net of
       the effects of acquisitions:
       Accounts receivable                                                 (3,643)                   2,871

       Prepaid expenses and other current assets                              888                    2,423
       Accounts payable                                                    (3,041)                   2,026
       Accrued compensation and benefits                                    1,494                    1,840
       Customer deposits and advances                                         625                    3,264
       Unearned maintenance revenue                                        16,902                    2,916
       Income taxes payable                                                 3,066                    (1590)
       Other                                                                  789                   (1,931)
 Net cash provided by operating activities                          $      42,475              $    35,793

 Cash flows from investing activities:
 Capital expenditures                                                      (7,845)                  (6,809)
 Proceeds from sale of property                                               104                      129
 Cash paid for acquisition                                                      -                   (8,073)
 Purchases of marketable securities                                       (84,822)                 (81,354)
 Proceeds from sales and maturities of marketable securities               39,065                   77,805
 Net cash used in investing activities                              $     (53,498)            $    (18,302)

 Cash flows from financing activities:
 Proceeds from issuance of common stock                                    21,543                    9,485
 Principal payments on lease obligation                                         -                       (5)
 Net cash provided by financing activities                          $      21,543             $      9,480
 Effect of exchange rate changes on cash and cash equivalents                (679)                   5,146

 Net increase in cash and cash equivalents                          $       9,841             $     32,117
 Cash and cash equivalents, beginning of year                             203,305                  130,154
 Cash and cash equivalents, end of period                           $     213,146             $    162,271

 Supplemental cash flow information:
 Interest paid                                                      $          37             $         36
 Income taxes paid / (refunded)                                     $        (423)            $      2,221

________________________________________________________________________________
See Notes 4 and 10 for additional non-cash disclosures.
See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
     statements  of FileNet  Corporation  and  subsidiaries  (the  "Company"  or
     "FileNet")   reflect  all  adjustments   (consisting  of  normal  recurring
     adjustments)  necessary  to present  fairly the  financial  position of the
     Company at  September  30,  2004,  and the results of its  operations,  its comprehensive  operations  and its cash flows for the three and nine months ended  September  30,  2004 and  2003.  Certain  information  and  footnote disclosures  normally included in financial  statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange
     Commission (the "SEC"),  although the Company believes that the disclosures in the condensed  consolidated  financial statements are adequate to ensure the information presented is not misleading.  These condensed  consolidated financial  statements  should be read in conjunction  with the consolidated financial  statements and notes thereto  contained in the Company's  Annual
     Report on Form 10-K for the fiscal year ended  December 31, 2003 filed with the SEC on March 12,  2004.  The  results  of  operations  for the  interim periods are not  necessarily  indicative of the  operating  results for the year, or any other future period.

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

          In March 2004,  The FASB issued EITF Issue No. 03-1 (EITF 03-1),  "The
     Meaning of  Other-Than-Temporary  Impairment and Its Application to Certain
     Investments" which provides new guidance for assessing impairment losses on investments.  Additionally,  EITF 03-1 includes new disclosure requirements for investments  that are deemed to be temporarily  impaired.  In September
     2004, the FASB delayed the accounting provisions for EITF 03-1; however the disclosure  requirements  remain  effective for annual periods ending after
     June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

3.   STOCK BASED COMPENSATION

          The Company  accounts for stock based  awards to  employees  using the intrinsic value method in accordance with Accounting Principles Board (APB)
     Opinion No. 25,  "Accounting  for Stock Issued to Employees." The following table  summarizes the Company's net income (loss) and net income (loss) per share  on a pro  forma  basis  had  compensation  cost  for  the  Company's stock-based  compensation  plans been determined based on the provisions of
     SFAS No. 123, Accounting for Stock Based  Compensation",  for the three and nine months ended September 30, 2004 and 2003.

                                                                  Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,     .
 (In thousands, except per share amounts)                      2004             2003             2004              2003

 Net income, as reported                                $     6,360      $     2,486       $    12,517       $    5,274

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net
 of related tax effects                                      (1,969)          (1,636)          (5,644)           (5,732)
 Pro forma net income (loss)                            $     4,391      $       850       $    6,873        $     (458)

 Earnings (loss) per share:
 Basic earnings per share - as reported                 $      0.16      $      0.07       $      0.32       $     0.15
 Basic earnings (loss) per share - pro forma                   0.11             0.02              0.18            (0.06)

 Diluted earnings per share - as reported               $      0.16      $      0.06       $      0.31       $     0.14
 Diluted earnings (loss) per share - pro forma                 0.11             0.02              0.17            (0.06)

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

                                            Three and Nine Months Ended
                                                   September 30,       .

                                               2004            2003    .

         Expected life (in years)              5.28               5
         Expected volatility                     67%             63%
         Risk free interest rates               3.5%           3.15%
         Expected dividend                        0%              0%

4.   ACQUISITIONS

          On April 2, 2003, the Company  completed a stock purchase  acquisition of 100% of Shana  Corporation  ("Shana"),  an electronic  forms  management company.  This strategic  acquisition provided technology and experience to expand the Company's  Enterprise  Content  Management ("ECM") offering with electronic Forms Management  capability,  which contributed to the purchase price and resulted in  goodwill.  The  purchase  price for the  acquisition consisted of $8.55 million in cash consideration, less $938,000 of acquired
     cash,  plus  $184,000  in  acquisition   expenses  and  $277,000  paid  for
     Non-Compete Agreements.

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

          Although  the  goodwill  stemming  from the Shana  stock  purchase  is non-deductible  for Canadian tax purposes,  a Section  338(g)  election was claimed resulting in deductible goodwill for U.S. tax purposes.

5.   GOODWILL AND PURCHASED INTANGIBLE ASSETS

          In acquisitions  accounted for using the purchase method,  goodwill is recorded as the  difference,  if any,  between the aggregate  consideration paid  for an  acquisition  and  the  fair  value  of the net  tangible  and
     identified  intangible  assets  acquired.   Goodwill  and  indefinite  life
     intangibles  are not  amortized,  but are  reviewed at least  annually  for
     possible  impairment.   Intangible  assets  with  definite  lives  must  be
     amortized over their estimated  useful lives.  Goodwill is recorded at cost and is not  amortized.  Goodwill is tested for impairment at least annually and written  down when  impaired.  Effective  the first day of July of each year,  goodwill is tested for  impairment  by  determining  if the carrying value of each  reporting  unit  exceeds  its fair value.  The Company  also periodically  evaluates whether events and  circumstances  have occurred in between  annual  testing dates that indicate the carrying value of goodwill may not be recoverable.  The Company performed an impairment analysis as of
     July 1, 2004 in accordance  with SFAS 142. The results  indicated there was no  impairment  of  goodwill  in any of the three  reporting  units.  As of
     September 30, 2004,  there have been no indicators  of  impairment,  and no impairment  of  goodwill  has  been  recognized.  If  estimates  change,  a materially different impairment conclusion could result.

          The  following  table  presents  the changes in goodwill by  reporting segment during the nine months ended September 30, 2004:

     (In thousands)                                                                       .
                                              Balance at       Foreign         Balance at
                                             December 31,     Currency       September 30,
     Goodwill by Reporting Segment                  2003        Change               2004

     Software                                $    15,144      $      7        $    15,151
     Customer Support                              5,858             3              5,861
     Professional Services and Education           5,168      $      4        $     5,172

          Total                              $    26,170      $     14        $    26,184

          Foreign  currency  change  relates to the impact of translation on the portion of  goodwill  that was booked to the  Company's  Ireland and Canada subsidiaries.

          Intangible assets subject to amortization consist of the following:

(In thousands)                                 September 30, 2004                         December 31, 2003         .

                                         Gross    Accumulated                      Gross    Accumulated
Intangible Assets                        Asset   Amortization         Net          Asset   Amortization         Net

Acquired technology and other
intangibles                        $    10,111         (3,795)  $   6,316    $    10,020         (2,272)  $   7,748
Non-compete agreements                     323           (184)        139            317            (90)        227
Patents                                     28            (28)          -             28            (24)          4
     Total                         $    10,462         (4,007)  $   6,455    $    10,365         (2,386)  $   7,979

          Acquired  technology and other  intangibles are being amortized over a useful life of five years,  and non-compete  agreements are being amortized over three years.  Amortization  expense for intangible assets was $518,000 for the three months ended  September 30, 2004 compared to $500,000 for the comparable period in 2003.  Amortization expense for amortizing  intangible assets was $1,558,000 for the nine months ended September 30, 2004 compared to $1,177,000 for the comparable period in 2003.

          Estimated future  amortization  expense  (assuming no foreign exchange effect) of  purchased  intangible  assets as of  September  30,  2004 is as follows:

                (In thousands)                                  .
                       Fiscal Year                      Amount
                  (Remainder) 2004                 $       536
                              2005                       2,111
                              2006                       2,042
                              2007                       1,451
                              2008                         315
                        Thereafter                           -
                                                   $     6,455

6.   EARNINGS PER SHARE

          Basic  earnings  per share is computed by dividing  net income for the period by the  weighted-average  number of common shares outstanding during the period.  Diluted  earnings per share is computed by dividing net income by the  weighted-average  number  of  common  shares  outstanding  plus the dilutive  effect of outstanding  stock options,  shares  issuable under the employee stock  purchase plan and restricted  stock issued to key executive management  using the treasury  stock method.  The number of  anti-dilutive options  excluded  from the EPS  calculation  for the three and  nine-month period  ended  September  30, 2004 were  2,780,900  and  1,371,049  shares, compared to 1,993,320 and 3,286,127 for the comparable periods in 2003. The following  table sets forth the  computation of basic and diluted  earnings per share for the three and nine-month  period ended September 30, 2004 and
     2003:

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,

(In thousands, except per share amounts)       2004            2003            2004             2003

 Net Income                              $    6,360      $    2,486      $   12,517       $    5,274

 Shares used in computing
   basic earnings per share                  39,284          36,588          38,806           36,234
 Dilutive effect of stock plans               1,211           1,906           1,987            1,237
 Shares used in computing
   diluted earnings per share                40,495          38,494          40,793           37,471

 Earnings per basic share                $     0.16      $     0.07      $     0.32       $     0.15
 Earnings per diluted share              $     0.16      $     0.06      $     0.31       $     0.14

7.   ACCUMULATED OTHER COMPREHENSIVE INCOME

          Accumulated  other  comprehensive  income,  net of taxes, for the nine months ended September 30, 2004 is comprised of the following:

         (In thousands)                                                                           .
                                            Foreign           Unrealized              Accumulated
                                           Currency              Holding                    Other
                                        Translation              Loss on            Comprehensive
                                         Adjustment           Securities                   Income

        Balance, December 31, 2003      $     5,645           $      (53)             $     5,592
        Nine month period changes              (644)                (172)                    (816)
        Balance, September 30, 2004     $     5,001           $     (225)             $     4,776

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

          The accounting  policies of the Company's  operating  segments are the same as those for the  Company as a whole - except  that the  disaggregated financial results of the segments reflect  allocation of certain functional expense  categories  consistent  with the basis and manner in which Company management internally  disaggregates  financial information for the purpose of assisting in making internal operating decisions.  The Company evaluates performance  based on stand-alone  segment  operating  income.  Because the
     Company does not evaluate  performance  based on the return on assets or on interest income at the operating segment level,  assets and interest income are not tracked internally by segment.  Therefore,  such information is not presented.

          Operating  segments data for the three and nine months ended September
     30, 2004 and 2003 are as follows:

                                            Three months ended                     Nine months ended
                                              September 30,                          September 30,         .

(In thousands)                               2004              2003                2004               2003

Software
  Revenue                             $    35,447       $    35,320         $   109,475       $    104,397
  Operating loss                          (17,609)          (15,028)            (56,405)           (46,891)

Customer Support
  Revenue                             $    47,510       $    41,907         $   139,852       $    123,063
  Operating income                         23,617            17,836              66,273             51,472

Professional Services and Education
  Revenue                             $    13,531       $    12,162         $    40,745       $     36,095
  Operating income (loss)                     503                13               2,159              (553)

Total
  Revenue                             $    96,488       $    89,389         $   290,072       $    263,555
  Operating income                          6,511             2,821              12,027              4,028

9.   STOCK OPTIONS

          The following is a summary of stock option transactions  regarding all stock option plans for the three months ended September 30, 2004:

                                                                                                           .
                                                                                                  Weighted
                                                                          Number of                Average
                                                                            Options         Exercise Price

          Balance, June 30, 2004                                          6,955,996             $    18.08
                Granted (weighted-average fair value of $10.75)              79,000                  21.16
                Exercised                                                   (83,760)                 11.85
                Canceled                                                    (36,718)                 18.36
          Balance, September 30, 2004                                     6,914,518             $    18.26

          The following table summarizes  information concerning outstanding and exercisable stock options at September 30, 2004:

                                                                                                                          .
                                Options Outstanding                                              Options Exercisable      .

                                                    Weighted
                                                     Average            Weighted                                 Weighted
                                                   Remaining             Average                                  Average
  Range of Exercise             Number           Contractual            Exercise             Number              Exercise
              Price        Outstanding           Life (Years)              Price        Exercisable                 Price
  $     1.39 - 9.50            767,938                  3.17         $      7.98            764,416          $       7.98
       9.75 - 12.86          1,110,384                  7.13               12.35            606,180                 12.06
      12.97 - 14.19          1,084,042                  6.67               13.47            703,126                 13.52
      14.39 - 18.45          1,089,323                  6.66               16.89            783,402                 16.98
     18.75  - 25.00          1,270,550                  6.01               22.68          1,129,811                 22.92
      25.28 - 41.84          1,592,281                  7.90               28.00            485,886                 28.79 .
  $    1.39 - 41.84          6,914,518                  6.52         $     18.26          4,472,821          $      17.00 .

10.  ISSUANCE OF RESTRICTED STOCK

          The Company awarded 25,000 shares of restricted stock to eight members of the research  and  development  team on July 14,  2004.  These shares of restricted stock vest at a rate of 25% annually over a four-year period and contain no  accelerated  vesting  features.  These  shares  were  valued at
     $519,000 based on the July 14, 2004 closing price of $20.76 per share.

          As  previously  reported,   the  Company  awarded  132,500  shares  of
     restricted  stock to ten members of the senior  management team on March 9,
     2004.  These shares of restricted stock vest December 31, 2008, and include a feature that allows the stock to vest on an  accelerated  basis  provided certain  performance  targets  are  achieved.  These  shares were valued at approximately  $3.6  million  based on the March 9, 2004  closing  price of
     $27.47 per share.

          Both of these  awards were made under the 2002  Incentive  Award Plan.
     The grant  value of the  restricted  stock  award is recorded in the equity section  of  the  balance  sheet  as an  increase  in  common  stock  and a contra-equity  offset to  deferred  compensation.  Expense  related  to the shares is  amortized  on a  straight-line  basis over the  vesting  period.
     Recognition  of expense  may be  accelerated  if it becomes  probable  that certain  performance  targets  will be achieved  that  trigger  accelerated
     vesting  for  those   shares  that   contain  the   acceleration   feature.
     Approximately  $218,205 and $452,161 of compensation expense was recognized in the three and nine-month periods ended September 30, 2004, respectively, for these restricted stock awards with no acceleration.

11.  COMMITMENTS AND CONTINGENCIES

     Leases

          The Company leases its corporate offices,  sales offices,  development and  manufacturing  facilities,  and other equipment  under  non-cancelable operating leases,  some of which have renewal options and generally provide for  escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated  balance sheet.  Future  annual  minimum  lease  payments  under all  non-cancelable operating leases with an initial term in excess of one year as of September
     30, 2004 were as follows:

     (In thousands)                                               .

     2004 (remaining 3 months)                        $      3,216
     2005                                                   11,719
     2006                                                   11,132
     2007                                                   10,174
     2008                                                    8,950
     2009                                                    6,818
     Thereafter                                              5,928
     Total                                            $     57,937

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

          The  following  table  represents  the  warranty  accrual for the nine months ended September 30, 2004 and 2003:

                                                                                 .
          (In thousands)                              2004                   2003

          Beginning balance at January 1          $    479               $    728
              Additions                                851                    678
              Deductions                              (967)                  (916)

              Ending balance at September 30      $    363               $    490 .

     Guarantees and Indemnities

          The Company has made guarantees and  indemnifications,  under which it may be required to make payments to a guaranteed or indemnified  party,  in relation  to  certain  transactions.  In  connection  with the sales of its products,  the Company provides  intellectual  property  indemnities to its customers  and may also provide  indemnification  against legal claims that the Company's software products infringe certain  third-party  intellectual property rights. Guarantees and indemnities to customers in connection with product  sales and service  generally  are subject to limits based upon the amount of the related  product sales or service.  Payment by the Company is conditioned  upon the other party filing a claim  pursuant to the terms and conditions of the  agreement.  The Company may challenge this claim and may also have recourse  against third parties for certain  payments made by the
     Company.  Predicting  the  maximum  potential  future  payment  under these agreements  is not  possible  due to the  unique  facts  and  circumstances involved with each agreement.  Historically,  payments by the Company under these agreements have been immaterial.

          In  connection  with  certain  facility  leases and other  performance guarantees,  the Company has  guaranteed  payments on behalf of some of its domestic and foreign subsidiaries.  To provide subsidiary  guarantees,  the
     Company  obtains  unsecured bank  guarantees  from local banks.  These bank guarantees  totaled  an  equivalent  of  approximately  $2.5  million as of
     September 30, 2004. Approximately $1.5 million was issued in local currency in Europe and Asia,  while the  balance  was  issued in the United  States.
     Approximately $0.4 million of the $2.5 million is secured by cash deposit.

          The Company  indemnifies  its  directors  and  officers to the maximum extent permitted under the laws of the State of Delaware.

          The  Company  has not  recorded a  liability  for the  guarantees  and indemnities described above in the accompanying consolidated balance sheet, as the estimated fair value of these items is de minimis. Also, the maximum amount of potential  future  payments under such guarantees and indemnities is not  determinable,  other than as described above. The Company's product warranty liability as of September 30, 2004 is disclosed in this item under the heading "Product Warranties."

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

12.  FOREIGN CURRENCY TRANSACTIONS

          The Company is exposed to foreign  exchange rate  fluctuations  due to intercompany  accounts  between  the U.S.  parent  company  and the foreign subsidiaries.  The  Company  is  also  exposed  to  foreign  exchange  rate fluctuations  as the  financial  statements  of  foreign  subsidiaries  are translated  into U.S.  dollars  for  consolidation  purposes.  The  Company purchases  foreign  exchange  contracts  to mitigate the effect of exchange gains and losses on recorded foreign currency  denominated  monetary assets and liabilities.  The Company does not use foreign  exchange  contracts for speculative or trading  purposes.  All  outstanding  forward  contracts are marked-to-market  on a monthly  basis  with gains and  losses  included  in interest and other income,  net. As of September 30, 2004,  the Company had forward foreign exchange contracts outstanding totaling  approximately $3.1 million in 10 currencies.  These contracts were opened on the last business day of the quarter and mature  within three months.  Accordingly,  the fair value of such contracts is zero at September 30, 2004.

13.  INCOME TAXES

          The Company's combined federal, state and foreign annual effective tax rate for the three months ended  September  30, 2004 is 18% compared to 28%
     for the comparable period in 2003. The Company's  combined  federal,  state and foreign annual  effective tax rate for the nine months ended  September
     30, 2004 is 18%  compared  to 28% for the  comparable  period in 2003.  The provision  for income  taxes  differs  from the tax computed at the federal

     statutory  income  tax  rate  due  primarily  to  earnings   considered  as
     permanently  reinvested  in  foreign  operations  with  lower tax rates and reductions  in  the  domestic  deferred  tax  valuation  allowance  as  net operating loss carryforwards  were utilized.  The decreased tax rate in the nine months ended September 30, 2004 was primarily due to the mix of income earned by domestic operations versus the foreign subsidiaries.

          The Company is continually  assessing the valuation  allowance related to its deferred tax assets. As of September 30, 2004, the Company has a net tax deferred asset of approximately  $26.6 million and valuation  allowance of approximately $24.3 million.  The Company will continue weighing various factors  throughout  the  balance  of the year to  assess  the need for any valuation allowance. Recoverability of the deferred tax assets is dependent on  continued  profitability  from  operations,  as well as the  geographic region  generating  the  profits.  Should the  Company's  level of domestic profitability  continue at the current  rate,  it would  likely  remove the entire valuation allowance associated with net operating loss carryforwards and other  temporary  differences by the end of 2004. A one-time,  non-cash benefit would be realized by decreasing tax expense (causing an increase in earnings) by  approximately  $8.0 million to $11.0  million.  Additionally, approximately  $9.0 million of valuation  allowance related to stock option deductions  would be  evaluated  for  potential  reversal,  which  could be credited to additional paid in capital.

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
     As of  September  30,  2004,  the  outstanding  balance on the secured note receivable from Mr. Roberts is approximately $1.275 million and is included in other assets on the  consolidated  balance sheet.  The accrued  interest balance  as  of  September  30,  2004  was  approximately  $36,248.  Please reference Note 4 of the December 31, 2003 financial  statements included in our  Annual  Report on Form 10-K for  additional  details  of the terms and conditions of this loan.

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

     Overview

          We develop, market, sell and support a software platform and framework for  Enterprise  Content  Management.  This  platform,  called  FileNet P8, provides a flexible and scaleable framework for developing solutions, which allow our customers a competitive  advantage by managing content throughout their organizations,  and streamlining their business processes. Enterprise
     Content Management,  or ECM, refers to the broad range of functions used by organizations of all types, including businesses and governmental agencies, to control and track the information,  or content, that is important to the organization's  operations,  whether that  information is used  internally, such as  sales  data or  product  specifications,  or  externally,  such as content provided to customers  through a Web site. The content our software manages, commonly called unstructured content, includes, but is not limited to: Web pages,  word processing  documents,  spreadsheets,  HTML, XML, PDF, document images,  email messages and other electronic content. Our software offers  customers  the ability to configure,  design,  build and deploy ECM solutions to meet the needs of their  particular  business or organization.
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

     Professional Services and Education

          Our worldwide  professional services organization provides consulting,
     development,   architecture  and  other  technical  services  and  training services to our licensed  customers and  authorized  ValueNet  Partners and
     Global System  Integrators.  These services are provided  through  in-house employees  and  through a network  of  qualified  partners.  Our  worldwide professional  services  organization offers a comprehensive  methodology to architect,  install,  integrate,  customize and deploy our products.  These services range from the management of  large-scale  implementations  of our products to prepackaged  standard  services such as software  installation, but do not include modifications to the standard software.  Our educational curriculum includes training courses for end users,  application developers and system administrators through media-based and instructor-led training.

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

          Allowance  for Doubtful  Accounts and Sales  Returns.  We evaluate the creditworthiness  of our  customers  prior  to  order  fulfillment,  and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and the customer's  current  creditworthiness.  We monitor  collections  from our  customers  and  maintain an  allowance  for estimated  credit  losses  that is based on  historical  experience  and on specific customer collection issues.  While credit losses have historically been  within  our  expectations  and  the  provisions  established  in  our financial  statements,  we  cannot  guarantee  that  we  will  continue  to experience  the same credit loss rates that we have in the past.  Since our revenue  recognition  policy  requires  customers to be  creditworthy,  our accounts  receivable  are based on customers  whose  payment is  reasonably assured.  Our accounts  receivable are derived from sales to a wide variety of  customers.  We do not believe a change in liquidity of any one customer or our  inability to collect  from any one  customer  would have a material adverse impact on our consolidated financial position.  Based on historical experience,  we also  maintain a sales return  allowance  for the estimated amount of returns. While product returns have historically been minimal and within our expectations,  and we are not legally required to accept returns of  non-defective  products,  we cannot  guarantee that we will continue to experience the same return rates that we have in the past.

          Goodwill. Goodwill is recorded at cost and is not amortized.  Goodwill is tested for  impairment at least annually and written down when impaired.
     Effective  the  first day of July of each  year,  goodwill  is  tested  for impairment by  determining  if the carrying  value of each  reporting  unit exceeds its fair value. We also  periodically  evaluate  whether events and circumstances  have occurred in between  annual testing dates that indicate the  carrying  value of goodwill  may not be  recoverable.  We performed an impairment  analysis as of July 1, 2004 in  accordance  with SFAS 142.  The results  indicated  there was no impairment of goodwill in any of the three reporting units. As of September 30, 2004, there have been no indicators of impairment, and no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

          Long-Lived  Assets.  Property,  plant  and  equipment  and  identified intangible  assets are recorded at cost less  accumulated  depreciation  or amortization.  They are  amortized  using  the  straight-line  method  over estimated useful lives of generally three to five years. The  determination of useful  lives and  whether  or not these  assets are  impaired  involves judgment.  Long-lived assets are reviewed for impairment whenever events or circumstances  indicate that the carrying  amount of such assets may not be recoverable.  We  evaluate  the  carrying  value of  long-lived  assets and certain  identifiable  intangible  assets for  impairment of value based on undiscounted  future cash flows resulting from the use of the asset and its eventual disposition, which require significant estimates and judgments. If impairment were indicated, we would be required to write the related assets down to their fair  values.  While we have not  experienced  impairment  of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

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

          We are continually  assessing the valuation  allowance  related to our deferred tax assets.  As of September  30, 2004, we have a net tax deferred
     asset  of   approximately   $26.6  million  and   valuation   allowance  of
     approximately  $24.3 million.  We will continue  weighing  various  factors throughout  the  balance  of year to  assess  the  need  for any  valuation allowance.  Recoverability  of the  deferred  tax  assets is  dependent  on continued  profitability from operations,  as well as the geographic region generating the profits. Should our level of domestic profitability continue at the current rate, we would likely remove the entire valuation  allowance associated  with net  operating  loss  carryforwards  and  other  temporary differences  by the end of 2004.  We would  realize  a  one-time,  non-cash benefit by decreasing our tax expense  (causing an increase in earnings) by approximately  $8.0 million to 11.0  million.  Additionally,  approximately
     $9.0 million of  valuation  allowance  related to stock  option  deductions would be  evaluated  for  potential  reversal,  which  could be credited to additional paid in capital.

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

                                              Three Months Ended September           Nine Months Ended
                                                     September 30,                     September 30,
                                                 2004            2003              2004             2003

Revenue:
   Software                                      36.8%          39.5%            37.8%           39.6%
   Customer support                              49.2            46.9              48.2             46.7
   Professional services and education           14.0            13.6              14.0             13.7
Total Revenue                                   100.0           100.0             100.0            100.0

Cost of revenue:
   Software                                       4.0             4.3               3.6              4.0
   Customer support                              10.3            11.7              10.4             11.8
   Professional services and education           11.8            11.8              11.5             12.1
      Total cost of revenue                      26.1            27.8              25.5             27.9

Gross Profit                                     73.9            72.2              74.5             72.1

Operating expenses:
Sales and marketing                              38.0            38.5              40.5             39.3
Research and development                         20.4            21.3              20.5             22.0
General and administrative                        8.8             9.2               9.3              9.3
      Total operating expenses                   67.2            69.0              70.3             70.6

Operating income                                  6.7             3.2               4.2              1.5
Other income, net                                 1.3             0.7               1.1              1.3
Income before income tax                          8.0%           3.9%            5.3%            2.8%

     Revenue

          As more fully discussed below,  total revenue increased by 7.9% in the quarter  ended  September  30, 2004 compared to the same period in 2003 and increased 10.1% in the nine-month  period ended September 30, 2004 compared to the same period in 2003.  We believe this  revenue  growth is due to our customers placing  importance on our products and services to improve their business  processes  and manage  their  unstructured  content  within their organizations. All three of our revenue segments showed growth year to year for the nine-month period ended September 30, 2004.

          Revenue by Geography.  The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

     Revenue by Geography

                                          Three Months Ended                           Nine Months Ended
                                             September 30,                                September 30,                 .
(In thousands)                                                       %                                            %
                                                                 Increase/                                     Increase/
                                        2004           2003      decrease               2004           2003    decrease

$ Total Revenue
Total United States Revenue       $   64,532     $   65,318         (1.2%)        $  198,820     $  182,483         9.0%

Europe, Middle East and Africa        23,366         18,601         25.6%             70,908         64,256        10.4%
Canada, Latin America and Asia         8,590          5,470         57.0%             20,344         16,816        21.0%
Total International Revenue           31,956         24,071         32.8%             91,252         81,072        12.6%

Total Revenue                     $   96,488     $   89,389          7.9%         $  290,072     $  263,555        10.1%

% of Total Revenue
United States Revenue                   66.9%          73.1%                            68.5%          69.3%
International Revenue                   33.1%          26.9%                            31.5%          30.7%
Total Revenue Contribution             100.0%         100.0%                           100.0%         100.0%

          Revenue  generated in the United States grew by 9.0% in the first nine months of 2004 compared to the same period in 2003 and decreased marginally by 1.2% in the  third  quarter  of 2004  over  the  comparable  prior  year quarter. This increase during the nine-month period is primarily due to the increase in service  revenue.  The  factors  driving  software  license and service  revenue  growth  will be more fully  discussed  in the  Revenue by
     Reporting  Segment  section below.  The revenue growth in the United States was  complemented  by  increased  international  revenue  in the  three and nine-month  periods  of 2004  compared  to the  same  quarter  a year  ago.
     International  revenue represented  approximately 31.5% of total revenue in the first nine months of 2004 compared to approximately  30.7% for the same nine months in 2003.

          We  believe   that   process   improvement   and  content   management
     requirements are global in nature and international customers also view our products as  essential  to solving  their  business  and content  problems.
     Revenue growth in the long term appears to be non-regional  in nature,  but is subject to periodic  fluctuations.  Furthermore,  international revenues will be adversely affected if the U.S. dollar  strengthens  against certain major  international  currencies or if  international  economic  conditions weaken.

          Revenue by Reporting  Segment.  The  following  table sets forth total revenue by reporting  segment and as a percentage  of total revenue for the periods indicated:

     Revenue by Reporting Segment

                                         Three Months Ended                                   Nine Months Ended
                                           September 30,                                        September 30,             .
                                                             % Increase/                                       % Increase/
(In thousands)                     2004            2003       (decrease)             2004            2003       (decrease)

$ Total Revenue
Software                     $   35,447      $   35,320            0.4%        $  109,475      $  104,397            4.9%
Customer Support                 47,510          41,907           13.4%           139,852         123,063           13.6%
Professional Services and
Education                        13,531          12,162           11.3%            40,745          36,095           12.9%
Total Revenue                $   96,488      $   89,389            7.9%        $  290,072      $  263,555           10.1%

% of Total Revenue
Software                           36.7%           39.5%          (2.8)              37.7%           39.6%          (1.9)
Customer Support                   49.2%           46.9%           2.4               48.2%           46.7%           1.5
Professional Services and
Education                          14.1%           13.6%           0.4               14.1%           13.7%           0.4
Total Revenue Contribution
                                  100.0%          100.0%                            100.0%          100.0%

          Software.  Software revenue consists of fees earned from the licensing of our software products to our customers. Demand was relatively stable for our products for the comparable  three and  nine-month  periods in 2004 and
     2003. As we have seen in prior  quarters this year,  fluctuation  in buying patterns and the general  market climate has affected our level of software sales quarter to quarter, creating an environment that is unpredictable. We believe this environment will continue in the near term. In the longer term we believe spending on enterprise  content  management and business process management  software  will be a  priority  as  companies  look to  automate regulatory and compliance requirements. Additionally, we believe there will be  increased  demand  for our ECM  products  driven  by the need for large organizations to manage their unstructured content.

          Customer  Support.  Customer  support revenue consists of revenue from software maintenance contracts,  time and material revenues and the sale of spare parts and supplies.  Maintenance  contracts  entitle our customers to receive  technical  support,  enhancements  and upgrades to new versions of software  releases  if and when  available.  Time and  material  revenue is derived from  services  provided to the  customer  that are not included in their  maintenance  contract  entitlements.  Customer  support  revenue  is generated  from new  maintenance  contracts for current year software sales and from the renewal of existing maintenance  contracts for previously sold software licenses on installed systems.  Customer support revenue increased by 13.4% in the three-month period ended September 30, 2004 compared to the same period in 2003 and  increased  13.6% in the  nine-month  period  ended
     September   30,  2004  compared  to  the  same  period  in  2003.  We  have historically  experienced  a high  contract  maintenance  renewal  rate and continue  to see this same high level of  renewal,  but are  continuing  to encounter pricing pressures from our customers during contract  negotiation and  renewal.  Accordingly,  the rate of  software  revenue  growth may not
     directly  correlate  to the  same  growth  for  customer   support  revenue
     experienced in the past.

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
     Professional services and education revenue increased by 11.3% in the three month period ended  September  30, 2004 compared to the same period in 2003 and 12.9% in the nine-month period ended September 30, 2004 compared to the same period in 2003.  Professional  services  revenue is  dependent  on the level  and the  nature of  software  sales in prior  periods.  Professional services revenue grows more rapidly when customers purchase new systems for a large scale  implementation or purchase our FileNet P8 product to replace legacy systems, as opposed to existing customers purchasing add-on licenses for installed  systems.  The increase in professional  services  revenue we experienced in the first nine months of 2004 compared to the same period in
     2003 was  primarily  attributable  to an  increased  demand for  consulting services to existing  customers that migrated their custom  applications to the new FileNet P8 platform.  Based on software  revenue sales for the past two  quarters  we do not  believe  the  level of  demand  for  professional services and  education  services  will change  significantly  from current levels.

     Cost of Revenue

          Cost of Revenue by Reporting  Segment.  The following table sets forth total cost of revenue by reporting  segment and as a percentage  of revenue by reporting segment for the periods indicated:

     Cost of Revenue by Reporting Segment

                                     Three Months Ended                                       Nine Months Ended
                                        September 30,                                           September 30,          .
                                                         % Increase/                                       % Increase/
(In thousands)                     2004         2003      (decrease)           2004            2003         (decrease)

$ Total Cost of Revenue
Software                          3,835        3,800           0.9%          10,486          10,416              0.7%
Customer Support                  9,891       10,487          (5.7)%         30,125          31,026             (2.9)%
Professional Services and
Education                        11,404       10,586           7.7%          33,396          32,001              4.4%
Total Cost of Revenue            25,130       24,873           1.0%          74,007          73,443              0.8%

% Total Cost of Revenue
Software                           10.8%        10.8%            -              9.6%           10.0%            (0.4)
Customer Support                   20.8%        25.0%         (4.2)            21.5%           25.2%            (3.7)
Professional Services and
Education                          84.3%        87.0%         (2.8)            82.0%           88.7%            (6.7)
Total Cost of Revenue
as a % of Revenue                  26.0%        27.8%                          25.5%           25.3%

          Software.  Cost of software revenue  includes  royalties paid to third parties  for  technology  used in our  products  to  enhance  features  and functionality,  partner fees,  amortization of acquired  technology,  media costs,  and the cost to manufacture  and distribute  software.  The cost of software  revenue in  absolute  dollars  increased  minimally  by 0.9% when comparing  the three  months  ended  September  30,  2004 to the same three months in 2003. The nine-month comparison for these two years resulted in a
     0.7%  increase.  The cost of  software  revenue  as a percent  of  software revenue was unchanged in the three month period  comparison and decreased a small 0.4  percentage  point in the nine-month  period ended  September 30,
     2004, compared to the same period in 2003. While these costs will fluctuate period to period based on the mix of products sold  containing  third party product,  our royalty costs have remained flat or decreased slightly due to more favorable  royalty rates that have been negotiated  during the renewal process over the past year. The volume of sales influenced by partners that requires a partner fee also fluctuates quarter to quarter.  However,  going
     forward  we  anticipate   the  cost  of  software   revenue  to  remain  at
     approximately   10%  of  software  revenue  as  we  continue  to  integrate third-party technology with our products.

          Customer  Support.  Cost of customer support revenue includes the cost of compensation and benefits paid to customer support  personnel,  facility and technology  infrastructure  expenses in our call centers,  supplies and spare parts.  The cost of customer support revenue as a percent of customer support  revenue  decreased  by 4.2  percentage  points and 3.7  percentage points  in the  three and  nine-month  periods  ended  September  30,  2004 compared to the same periods in 2003. The cost of customer  support revenue in absolute  dollars  also  decreased  in these  comparable  periods due to continuing  cost  containment  programs.  The reduction in cost of customer support  revenue,  as a  percentage  of  the  revenue  is  attributable  to efficiencies  in the  delivery  of  technical  support,  which  allows  for increased revenue without a comparable increase in cost. We expect the cost of  customer  support  revenue to remain  fairly  constant  as a percent of customer support revenue for the near future.

          Professional Services and Education. Cost of professional services and education revenue consists primarily of the costs of professional  services personnel,  training personnel,  and third-party  contractors.  The cost of professional  services and education revenue,  as a percent of professional services and education revenue,  decreased by 2.8 percentage points and 6.7 percentage  points in the three and nine-month  periods ended September 30,
     2004 as  compared  to the same  periods in 2003.  This  decrease in cost of professional  services and education  revenue as a percent of  professional
     services  and  education  revenue  is  primarily   attributable  to  higher
     professional  services  and  education  revenue in 2004  compared  to 2003, together with lower costs  associated with reduced  employee  headcount and lower variable employee  compensation.  We expect professional services and education  costs as a percentage  of  professional  services and  education revenue to vary from period to period depending on the utilization rates of internal  resources,  the level of revenue and the mix between internal and external service providers.

     Operating Expenses

          Total  Operating  Expenses.  The  following  table  sets  forth  total operating  expense by function and as a percentage of total revenue for the periods indicated:

Operating Expenses

                                        Three Months Ended                             Nine Months Ended
                                          September 30,                                  September 30,              .

                                                         %  Increase/                                  %  Increase/
(In thousands)                      2004         2003      (decrease)             2004           2003    (decrease)

$ Total Operating Expenses
Research and Development      $   19,664   $   19,049           3.2%        $   59,469     $   58,031         2.5%
Marketing and Sales               36,674       34,405           6.6%           117,433        103,660        13.3%
General and Administrative         8,509        8,241           3.3%            27,136         24,393        11.2%
Total Operating Expenses      $   64,847   $   61,695           5.1%        $  204,038     $  186,084         9.6%

% Total Operating Expenses
Research and Development            20.4%        21.3%         (0.9)              20.5%          22.0%        (1.5)
Marketing and Sales                 38.0%        38.5%         (0.5)              40.5%          39.3%         1.2
General and Administrative           8.8%         9.2%         (0.4)               9.4%           9.2%         0.1
Operating Expense as a % of
Revenue                             67.2%        69.0%                            70.3%          70.6%

          Research and  Development.  Our research and  development  efforts are focused on enhancing and  maintaining  our  Enterprise  Content  Management capabilities  within the FileNet P8 product line. We delivered  version 3.0 of our FileNet P8 platform in the third  quarter of 2004.  Our efforts also focus on our product suites including Business Process Manager, Web Content
     Manager,  Records Manager,  Forms Manager,  Team Collaboration  Manager and
     other  capabilities.  We delivered  our Records  Manager suite in the third quarter of 2004 and plan the  availability  of Team  Collaboration  Manager suite during the fourth quarter of 2004.

          Our research and development  expense consists  primarily of personnel costs for internal software development, third party contracted development resources and related  facilities costs.  Research and development  expense increased 3.2% and 2.5% in the three and nine-month periods ended September
     30, 2004  compared to the same  periods in 2003 due  primarily  to employee
     merit  increases  and  increased  offshore  consulting  expense.   However,
     research and development  expense  decreased as a percent of revenue by 0.9 percentage  points and 1.5 percentage  points for the three and nine months ended  September  30,  2004  compared  to the same  periods  in 2003.  This decrease is primarily  attributable  to increased  revenue levels without a corresponding  expense  increase.  Lower  internal  personnel  and facility expense  resulting  from decreased  headcount  partially  offset  increased offshore  development  expense.  The expense mix  continues  to change with lower internal personnel costs and higher offshore development expense. The number of internal research and development  personnel was 430 on September
     30, 2004  compared to 464 on  September  30,  2003.  We  currently  have 99 contract workers in India developing software compared to 62 one year ago.

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

          Selling and  Marketing.  We sell our  products  through a direct sales force and our indirect channel sales partners.  The majority of our selling and marketing  expense is salaries,  benefits,  sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for  marketing  and market  development  programs.  Selling  and  marketing expense as a percent  of revenue  decreased  by 0.5  percentage  points and increased  by 1.2  percentage  points for the three and  nine-months  ended
     September 30, 2004 compared to the same period in 2003. In absolute dollars selling and marketing expense increased by 6.6% and 13.3% for the three and nine-month periods ended September 30, 2004 compared to 2003. Approximately
     $13.3  million,  or 95%, of the year to date  increase is  attributable  to organizational  changes that resulted in higher  salaries,  higher variable compensation  and  associated  benefits.  We expect  selling and  marketing expense to remain at approximately 39% of revenue in the near-term.

          General and  Administrative.  Our general and  administrative  expense consists  primarily of salaries,  benefits,  and other expenses  related to personnel costs for finance, information technology, legal, human resources and  general  management  and the cost of  outside  professional  services.
     General and  administrative  expense as a percent of revenue  decreased 0.4 percentage  points and  increased  0.1  percentage  points in the three and nine-month periods ended September 30, 2004 compared to the same periods in
     2003. In absolute  dollars general and  administrative  expenses  increased
     3.3% and 11.2% in the three and nine-month periods ended September 30, 2004 compared  to the same  periods  in  2003.  The  increases  in  general  and administrative  expense between the  comparative  periods are attributed to higher  salary  costs and benefits  due to  increased  headcount  and merit increases as well as increased  legal and accounting  fees  associated with compliance to meet recently mandated corporate governance  regulations.  We expect general and administrative expense to remain at approximately 10% of revenue in the near-term.

          Other Income, Net.  Other income,  net consists  primarily of interest income  earned  on our cash and  investments,  and  other  items  including realized  foreign  exchange  gains and losses and interest  expense.  Other income,  net of other  expenses,  was $1.2 million and $3.2 million for the three and  nine-month  periods  ended  September  30, 2004 compared to $0.6 million and $3.3 million during for the three and nine-month  periods ended

     September 30, 2003. The weighted average interest rate earned on cash, cash equivalents  and  investments  was  1.88%  during  the  nine  months  ended
     September 30, 2004 compared to 1.35% for the same period in 2003.

          Provision for Income Taxes.  Our combined  federal,  state and foreign annual  effective  tax rate for the three  and a  nine-month  period  ended
     September 30, 2004 was 18%,  compared to 28% for the comparable  periods in
     2003.  The  provision for income taxes differs from the tax computed at the federal  statutory income tax rate due primarily to earnings  considered as permanently  reinvested  in  foreign  operations  with  lower tax rates and reductions in our domestic deferred tax valuation allowance.  The decreased tax rate in the three and  nine-month  period ended  September 30, 2004 was primarily due to the mix of income earned by our domestic operations versus the foreign subsidiaries.

     Liquidity and Capital Resources

          At September 30, 2004, combined cash, cash equivalents and investments totaled $302.9 million,  an increase of $54.6 million and $3.3 million from
     December 31, 2003 and June 30, 2004, respectively.

          Cash  provided by  operating  activities  during the nine month period ended September 30, 2004 totaled $42.5 million and resulted primarily from:
     an increase in unearned  maintenance revenue related to prepaid maintenance contracts of $16.9 million;  depreciation and amortization expense of $12.4 million;  and net  income  of  $12.5  million.  The  increase  in  unearned maintenance  revenue is  primarily  the result of the growth in our base of annual  support  contracts  resulting  from new customer sales and sales of additional  products to the  existing  base.  Additionally,  a  significant number of maintenance  contracts  renew early in the year and are amortized ratably  throughout  the year  resulting  in a lower  balance  in  unearned maintenance by December 31.

          Cash provided by financing  activities totaled $21.5 million and was a result of proceeds received from the exercise of employee stock options and stock purchases under the employee stock purchase plan.

          Net cash used in investing  activities was $53.5 million  comprised of
     $45.8  million  for the  purchase  of  marketable  securities  in excess of proceeds  from the sales of  marketable  securities  and $7.8  million  for capital expenditures.

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

          In March 2004,  The FASB issued EITF Issue No. 03-1 (EITF 03-1),  "The
     Meaning of Other  Than-Temporary  Impairment and Its Application to Certain
     Investments" which provides new guidance for assessing impairment losses on investments.  Additionally,  EITF 03-1 includes new disclosure requirements for investments  that are deemed to be temporarily  impaired.  In September
     2004, the FASB delayed the accounting provisions for EITF 03-1; however the disclosure  requirements  remain  effective for annual periods ending after
     June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

          The  market  for  content  management  solutions  may  not  grow as we anticipate,  and may  decline,  and our  products  may not gain  acceptance within this market,  resulting  in reduced  revenue.  Our future  financial performance  will depend  primarily on the continued  growth of the markets for our software  products and services as well as our ability to capture a larger share of those markets.  Our primary product  offerings  address the enterprise content management  solutions market.  This market is developing rapidly,  and while we believe this market is growing and will  continue to grow,  particularly  as  new  regulations  are  introduced  that  focus  on
     controlling  the  flow  of  information  within   organizations  to  ensure
     compliance  with  disclosure and other  obligations,  these markets may not continue to grow as we  anticipate,  or our products and  solutions may not gain acceptance within these markets. If the markets we serve, particularly the market for enterprise  content  management  solutions,  fail to grow or grow more slowly  than we  currently  anticipate,  or if our  products  and solutions  do not gain  acceptance  within  these  markets,  our  business, financial condition and operating results would be harmed.

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
     For  example,  two new  product  suites  that we predict  will  address new markets include Records Manager and Team Collaboration Manager. The Records
     Manager  Suite was  released  in the  third  quarter  of 2004 and  provides customers with the  capability to  systematically  apply record  management principles to content.  The Team  Collaboration  Manager Suite that enables customers  to  initiate  collaborative  tasks at any point in a process  is expected to be available in late 2004 or early 2005.

          We may not be  successful in  developing,  marketing and releasing new products or new  versions of our  products  that  respond to  technological
     developments,    evolving   industry   standards   or   changing   customer
     requirements.  We may also  experience  technical  difficulties  that could delay  or  prevent  the  successful  development,  introduction,  sale  and implementation  of these  products and  enhancements.  In the past, we have experienced delays in the release dates of enhancements and new releases to our products and we may  experience  significant  future  delays in product introduction.  From time to time,  our  competitors  or we may announce new software products,  capabilities or technologies that have the potential to replace or  shorten  the life  cycles of our  existing  software  products.
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

          The  limitation  of  liability  provisions  contained  in our  license agreements may not be effective as a result of existing or future  federal, state or local laws or ordinances or unfavorable  judicial  decisions.  Our license agreements with our customers typically contain provisions designed to limit our  exposure to  potential  product  liability  claims.  Although product liability claims to date have been immaterial, the sale and support of our products entails the risk of such claims, which could be substantial in  light  of our  customers'  use of  such  products  in  mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial  condition.  Even if our  software is not at fault,  we could suffer  material  expense and  material  diversion  of  management  time in defending any such lawsuits.

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

          We depend  on  certain  strategic  relationships  in order to  license third-party products and revenue related to these products could be at risk if we were unable to maintain these  relationships.  In order to expand the distribution  of our  products and broaden our product  offerings,  we have established  strategic  relationships  with a number  of  indirect  channel
     partners  and  other   consultants   that  provide   marketing   and  sales
     opportunities  for  us.  We have  entered  into  key  formal  and  informal agreements with other companies such as BEA Systems Inc., EMC  Corporation,
     ILOG Corporation and Verity,  Inc. Certain of these agreements have minimum purchase  requirements and/or require prepayments which usage is limited to
     a  specific   timeframe,   while  others  do  not  have  minimum   purchase
     requirements  and/or are  cancelable  at will.  We cannot assure that these companies  will not reduce or  discontinue  their  relationships  with,  or support  of,  FileNet  and  our  products.  If we fail  to  maintain  these relationships,  or to establish new  relationships in the future,  it could harm our business, financial condition and results of operations.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

          Our exposure to market rate risk for changes in interest rates relates primarily  to  our  investment  portfolio.  We  have  not  used  derivative financial instruments in our investment portfolio. We place our investments with  high-quality  issuers  and,  by  policy,  limit the  amount of credit exposure to any one issuer.  We protect and preserve our invested  funds by
     limiting  default,   market  and  reinvestment  risk.  Our  investments  in
     marketable   securities  consist  primarily  of  high-grade  corporate  and government securities with maturities of less than three years. Investments purchased with an original  maturity of three months or less are considered
     to  be  cash   equivalents.   We  classify  all  of  our   investments   as
     available-for-sale.  Available-for-sale  securities  are  carried  at  fair value, with unrealized gains and losses, net of tax, reported in a separate component  of  stockholders'  equity.  Average  maturity of our  investment portfolio is 111 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

          At any time, a significant  increase/decrease  in interest  rates will have an  impact  on the fair  market  value and  interest  earnings  of our investment  portfolio.  We  do  not  currently  hedge  this  interest  rate exposure. We have performed a sensitivity analysis as of September 30, 2004 and 2003,  using a modeling  technique that measures the change in the fair values  arising  from a  hypothetical  50 basis points and 100 basis points adverse  movement in the levels of interest  rates  across the entire yield curve,  which are  representative  of  historical  movements in the Federal
     Funds Rate with all other variables held constant.  The analysis covers our investment and is based on the weighted-average maturity of our investments as of September 30, 2004 and 2003. The sensitivity  analysis indicated that a  hypothetical  50 basis points  adverse  movement in interest rates would result  in a loss in the  fair  values  of our  investment  instruments  of approximately  $341,000 at September 30, 2004 and approximately $258,000 at
     September  30, 2003.  Similarly a  hypothetical  100 basis  points  adverse movement in interest rates would result in a loss in the fair values of our
     investments   of   approximately   $681,000  at  September   30,  2004  and
     approximately $515,000 at September 30, 2003.

          The  following  table  provides   information   about  our  investment
     portfolio at September 30, 2004:

                                                                            .
                                                             Estimated Fair
          (In thousands)                          Cost                Value
          Debt Securities
            Due in one year or less:
               Short-term munis-taxable     $    8,500           $    8,500
               Corporate                         8,545                8,533
               Governments/Agencies             57,009               56,792
          Total due in one year                 74,054               73,825

          Due in one to three years:
               Corporate                         2,087                2,079
               Government/Agencies              13,860               13,804
           Total due in three years             15,947               15,883

              Grand total                   $   90,001           $   89,708

          Actual maturities may differ from contractual  maturities  because the issuer of the securities may have the right to repurchase such  securities.
     We classify  investments  maturing in less than one year in current  assets and investments  maturing greater than one year are classified as long-term investments.

     Foreign Currency Fluctuations and Inflation

          Our performance can be affected by changes in foreign  currency values relative  to the U.S.  dollar in  relation  to our  revenue  and  operating expenses. We have entered into forward foreign exchange contracts primarily to hedge  amounts  due from and the net  assets  of  selected  subsidiaries denominated  in foreign  currencies  (mainly  in Europe  and Asia  Pacific)
     against  fluctuations  in exchange  rates. We have not entered into forward foreign  exchange  contracts  for  speculative  or  trading  purposes.  Our accounting policies for these contracts are based on our designation of the contracts as hedging  transactions.  The criteria we use for  designating a contract as a hedge include the contract's  effectiveness in risk reduction
     and   one-to-one   matching  of   derivative   instruments   to  underlying
     transactions. Gains and losses on foreign exchange contracts are recognized in  income  in the  same  period  as gains  and  losses  on the  underlying transactions.  If an underlying hedged  transaction were terminated earlier than  initially  anticipated,  the  offsetting  gain or loss on the related forward foreign exchange contract would be recognized in income in the same period. In addition, since we enter into forward contracts only as a hedge, any change in currency  rates would not result in any  material net gain or loss, as any gain or loss on the underlying  foreign  currency  denominated balance  would be offset by the gain or loss on the forward  contract.  Our forward  contracts  generally have an original maturity of three months. As
     of  September  30,  2004,  we  had  forward  foreign   exchange   contracts
     outstanding  totaling  approximately $3.1 million in ten currencies.  These contracts  were opened on the last  business  day of the quarter and mature within three months.

          Cumulative other comprehensive income or loss is incurred when account balances denominated in a foreign currency are translated into U.S. dollars in accordance with FASB No. 52, or when investments are revalued to current fair market value in  accordance  with FASB No. 115. Our  cumulative  other comprehensive  income  and  loss  is  due  primarily  to  translation.  The resulting gains or losses from translation are charged or credited to other comprehensive  income and are accumulated and reported in the  stockholders equity section of our consolidated balance sheet.

          Other  cumulative  comprehensive  income increased $1.8 million during the  three-month  period  ended  September  30,  2004  due  to a  temporary strengthening  of the U.S. dollar to the Euro.  However,  cumulative  other comprehensive income decreased by $0.8 million during the nine-month period ended  September 30, 2004, due to the general  weakening of the U.S. dollar to the Euro over this extended period.

          Management believes that inflation has not had a significant impact on the prices of our  products,  the cost of our  materials,  or our operating results for the three and nine-month period ended September 30, 2004.

     Item 4. Controls and Procedures

          We maintain  disclosure  controls and procedures  that are designed to ensure  that  information  required to be  disclosed  in our  Exchange  Act reports are recorded,  processed,  summarized and reported  within the time periods  specified in the  Securities and Exchange  Commission's  rules and forms and that such  information is accumulated and communicated to the our management,  including  our Chief  Executive  Officer  and Chief  Financial
     Officer,  as appropriate,  to allow for timely decisions regarding required disclosure.  In  designing  and  evaluating  the  disclosure  controls  and procedures,  management  recognizes  that any controls and  procedures,  no matter  how  well  designed  and  operated,  can  provide  only  reasonable assurance of achieving the desired  control  objectives,  and in reaching a reasonable level of assurance, management necessarily was required to apply its  judgment  in  evaluating  the  cost-benefit  relationship  of possible controls and procedures.

          As of  September  30,  2004,  the end of the  quarter  covered by this report,  an evaluation was carried out under the  supervision  and with the participation of our management,  including our Chief Executive Officer and our  Chief  Financial  Officer,  of the  effectiveness  of the  design  and operation of our disclosure controls and procedures as required by SEC Rule
     13a - 15(b). Based on the foregoing,  our Chief Executive Officer and Chief
     Financial  Officer  concluded that our  disclosure  controls and procedures were effective at the reasonable  assurance level. There has been no change in our internal  controls over financial  reporting  during our most recent fiscal quarter that has  materially  affected,  or is reasonably  likely to materially affect, our internal controls over financial reporting.

          Section  404 of the  Sarbanes-Oxley  Act. We have made our Section 404 compliance project to a top priority for the Company.  However, the process is  on going  and we cannot  provide  assurance  that a weakness  requiring remediation  will not be discovered and that such weakness,  if discovered, can be remediated prior to the compliance date of December 31, 2004.

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

                               FILENET CORPORATION

November 8, 2004        By:     /s/ Sam M. Auriemma                            .
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

  10.14.3*+      Amendment  to the  2002  Incentive  Award  Plan  dated  May 7,  2003  (filed  as  Exhibit  10.14.3  to
                 Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

  10.14.4*+      Amended and Restated  2002  Incentive  Award Plan of FileNet  Corporation,  (filed on April 1, 2004 as
                 Appendix B of Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders).

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

  10.17*+        Form of Amended and Restated Letter Agreement,  dated May 15, 2003, by and between  Registrant and the
                 Chief  Financial  Officer and President  (filed as Exhibit 10.17 to Registrant's  Quarterly  Report on
                 Form 10-Q for the quarter ended June 30, 2003) (1).

  10.18*+        Form of Amended and Restated Letter Agreement by and among Registrant and certain  Executive  Officers
                 (filed as Exhibit 10.18 to Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30,
                 2003) (2).

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

  10.20*+        Form of Restricted  Stock  Agreement  between  Registrant  and certain  Executive  Officers  (filed as
                 Exhibit 10.21 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

  31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

  31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

  32.1           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

  32.2           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
_________________________________________________________________________________________________________________________
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

Date:    November 8, 2004

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

Date:   November 8, 2004

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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal period ended  September 30, 2004 (the  "Report")  fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  November 8, 2004
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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal period ended  September 30, 2004 (the  "Report")  fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  November 8, 2004
                                    /s/ Sam M. Auriemma             .
                                    Sam M. Auriemma
                                    Executive Vice President and
                                    Chief  Financial Officer
                                    (Principal Financial Officer)

                                       2