Form 10-K
period 2004-12-31
FILENET CORP
filed 2005-03-15
CIK 706015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549      .
                                    FORM 10-K

(Mark One)

     [ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE  SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
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

     Based on the closing sale price of $31.57 on June 30, 2004,  the  aggregate market value of the 39,366,950  shares of common stock of the Registrant held by non-affiliates of the Registrant on such day was $1,242,814,612. For purposes of such calculation,  only executive officers,  board members and beneficial owners of more than 10% of our outstanding common stock are deemed to be affiliates.

     The  number of shares  outstanding  of the  Registrant's  common  stock was
40,669,006 at March 14, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement, to be delivered in connection  with the  Registrant's  2005  Annual  Meeting of  Stockholders,  are
incorporated by reference into Part III of this Report.

                               FILENET CORPORATION

                         2004 ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 2004

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
Item 6.  Selected Financial Data..............................................21
Item 7.  Management's Discussion and Analysis of Financial Condition and

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................41
Item 9a. Controls and Procedures..............................................41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................43
Item 11.  Executive Compensation..............................................43
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.........................................43
Item 13.  Certain Relationships and Related Transactions......................43
Item 14.  Principal Accountant Fees and Services..............................43

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule..............................44
          Signatures..........................................................47

                           Forward-Looking Statements

     In  addition to  historical  information,  this Annual  Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities
Litigation  Reform Act of 1995,  Section 21E of the  Securities  Exchange Act of
1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  These forward-looking statements involve risks and uncertainties, including those discussed herein and in the notes to our financial  statements  for the year ended December 31, 2004, certain sections of which are  incorporated  herein by reference as set forth in
Items 7 and 8 of this  report.  The actual  results  that we achieve  may differ materially  from any  forward-looking  statements,  which  reflect  management's opinions  only as of the date hereof.  We undertake no  obligation  to revise or
publicly  release  the  results  of  any  revisions  to  these   forward-looking
statements.  Readers should carefully review the section entitled "Risk Factors"
and other  documents we file from time to time with the  Securities and Exchange
Commission. Our business,  financial condition,  operating results and prospects can be impacted by a number of factors,  including  but not limited to those set forth in the section  entitled "Risk Factors" and elsewhere in this report,  any one of which could  cause our actual  results to differ  materially  from recent results or from our anticipated future results.

                                     PART I

Item 1   Business

     FileNet  Corporation  ("FileNet")  was  incorporated  on July 30, 1982.  We
develop,   market,   sell  and  support  a  software  platform  and  application development  framework for Enterprise  Content  Management and Business  Process
Management.  Enterprise  Content Management ("ECM") refers to the broad range of functions used by organizations  including businesses and governmental  agencies to manage all types of content  associated with their business  processes and to control  and  track  the  information  or  content  that  is  important  to  the organization's  operations.  This  information may be used  internally,  such as sales contracts or product diagrams, or externally,  such as content provided to customers through a Web site.

     The  content  our  software  manages  includes,  but is not limited to: Web pages, word processing documents, spreadsheets, HTML, XML, PDF, document images, email  messages  and  other  electronic  content.  Business  Process  Management
("BPM"),  refers to processing,  communicating and gathering  information within the organization  and from third parties in order to make appropriate  decisions during a business  transaction,  such as processing payments or applications for services or products.  Our software  offers  customers the ability to configure, design,  build  and  deploy  ECM and BPM  solutions  to meet the  needs of their particular  business or organization.  These solutions allow customers to manage content  throughout  their  organizations,  and  automate and  streamline  their critical  and  everyday  decision-making  to enhance  the  performance  of their business.

     We operate  globally and sell our  products  and services to our  customers through a direct sales force, system integrators,  independent  software vendors and value added resellers.  We invest  significantly  in product  development to improve our existing products and to expand our product offerings. We also offer professional  services for the  implementation  of our  software,  as well as 24 hours a day, 7 days a week technical  support and services to our customers on a global basis.

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

Fiscal 2004 Developments and Strategy

     During  fiscal 2004, we continued  our  development  efforts to enhance and integrate the  capabilities  of our FileNet P8  architecture  and we focused our marketing  resources on communicating the advantages of this architecture to the market. FileNet P8 provides our customers with the ability to configure, design, build and deploy a variety  of ECM and BPM  solutions  to meet a broad  range of content  management  and  business  process  management  needs  within  a single scalable  framework.  Offshore  development  augments  our  current  development capacity with a low cost and high quality  alternative to internal  development.
During fiscal 2003, we acquired the  technology  of the Shana  Corporation  that brought us  advanced  eForms  management  technology.  During  fiscal  2002,  we acquired  the  technology  of eGrail,  which  brought us  advanced  Web  content management technology.

     FileNet P8 provides the following capabilities:

     o    ability to run on various operating systems, databases and application servers;

     o    a unified architecture for content types;

     o    unified  object  oriented   Application   Programming   Interfaces  to
          facilitate rapid application development;

     o    common user and management interface across the entire architecture;

     o    portal and enterprise application integration capabilities to leverage a customer's existing applications; and

     o    enhanced Business Process  Management  capabilities  including process simulation  and  analytics  allowing  customers  to optimize  business processes on a real-time basis.

     We have  packaged  our ECM  capabilities  into eight  FileNet  suites  that include the Business  Process  Manager,  Content  Manager,  Web Content Manager,
Image Manager,  Forms Manager,  Records Manager,  Team Collaboration Manager and
Email  Manager.  Each suite  provides  specific  functionality  to meet customer requirements.  When our customers purchase a FileNet suite they have the ability to add on additional FileNet  capabilities as needed,  allowing them flexibility to acquire  only the  functionality  they need.  The  integration  of the suites allows  for a lower  total  cost of  ownership  by  reducing  support  costs and application development times.

     We  intend  to  continue  to  leverage  our  development  capabilities  and substantial worldwide distribution and service network to deliver on our unified platform  strategy.  We also intend to continue  our  strategy of  investing  in product enhancements,  new product developments, new partnerships, and strategic acquisitions.

Markets and Customers

     We believe the FileNet P8 architecture  offers our customers the ability to scale  their  ECM and BPM  solutions  to the  enterprise-level  and  offers  the flexibility to manage demanding content challenges,  complex business processes, integration with an organization's  existing systems and analysis of content and
related   processes  to  enable  an  informed   approach  to  improve   business
performance.  The FileNet P8  architecture  is designed to provide our customers with a way to manage and analyze  their  enterprise  content,  which can provide greater process control and consistency throughout the enterprise.

     Our  customers  include  many  of the  Global  2000  organizations  and are typically those  enterprises and government  agencies that have complex business processes  that  capture,  manage,  store and share large  volumes of electronic content.  As of December 31, 2004,  our software has been  licensed to more than four thousand customers worldwide.

     Our software  provides  customers the ability to create  solutions that are effective  for a  variety  of  applications  such as  mortgage  loan  servicing,
regulatory  compliance,  customer  relationship  management,   insurance  claims
processing,  accounts payable and receivable, or for any business operation that processes  significant  amounts  of  electronic  content  in  an  organization's day-to-day  operations.  Additionally,  our software products can address ad hoc business  processes at the  enterprise,  departmental,  and workgroup  levels to improve overall business performance,  and can integrate with  industry-standard productivity and enterprise  applications such as Lotus Notes, Microsoft Office,
SAP, Siebel, and others.

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
More than 250 firms operate under the ValueNet  program and combine our software products  with  industry-specific,  value-added  services  and  applications  to provide turnkey ECM/BPM  solutions for customers.  Solutions  developed from our software are  applicable  in a variety of  industries,  however our key vertical
markets  are   insurance,   financial   services,   government,   manufacturing,
telecommunications, and utilities.

     Using our standard  software  products,  customers build  applications that address the requirements unique to their particular  business.  Very often these applications  can involve a significant  change in the way a customer  operates.
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

     Our   professional   services   operation  offers  business  and  technical
consulting  services  and  training to both  end-users  of our  products  and to
ValueNet partners on our standard software products. These professional services are marketed by our direct sales force and through the ValueNet business partner program,  with a focus on FileNet centric  enterprise system  implementation and assistance in delivering ECM/BPM solutions.

Industry Segments and Geographic Information

     For the purposes of Statement of Financial  Accounting  Standards  ("SFAS")
No. 131,  "Disclosures About Segments of an Enterprise and Related Information,"
we have provided a breakdown of our sales,  gross profits and other  information using the management approach in Note 13 of the "Notes to Consolidated Financial
Statements" under Item 8, "Financial  Statements and Supplementary  Data." Using
the management  approach,  our principle  reportable  operating segments include
Software,  Customer Support, and Professional Services and Education.  A summary of our sales by geographic  location is incorporated herein by reference in Note
13 of the "Notes to Consolidated  Financial Statements" under Item 8, "Financial
Statements and Supplementary Data."

Software Products

FileNet P8

     The  FileNet  P8   architecture   offers  our  customers   enterprise-level
scalability  and flexibility to handle  demanding  content  challenges,  complex business processes, integration to existing systems, and analysis of content and
related   processes  to  enable  an  informed   approach  to  improve   business
performance.  The FileNet P8  architecture  provides a framework for  functional
expansion  to  provide  enhanced  content  and  process   management  across  an
enterprise  through  eight  pre-packaged  suites,  each  emphasizing a different aspect of the ECM/BPM  solution set, with  functions  grouped in a logical order that are  designed  to meet a  customer's  individual  needs.  Each suite can be implemented by a customer  individually,  but remains  expandable to include all
FileNet ECM and BPM  capabilities.  Solutions that are developed from FileNet P8 are designed to manage content;  allowing organizations to capture, create, use, analyze,  and activate that content in order to make decisions  faster and bring control and consistency to business  processes,  improve  efficiency and address compliance requirements.

FileNet Suites

Business Process Manager

     FileNet Business Process Manager is designed to help organizations increase process  performance,  reduce cycle times, and improve  productivity by managing the  flow of work  through  automating,  streamlining,  and  optimizing  complex processes associated with business operations. The operations of many businesses involve  gathering  information and making decisions based on that  information, and many of these  decisions,  or the steps leading up to them, can be automated to  increase  efficiency  and  create  a more  standardized  approach  to  these decisions  throughout the business  organization.  Examples of customer business processes  that may benefit from our Business  Process  Manager  suite  include:
insurance   companies  that  have  automated  policy   underwriting  and  claims
processing  decisions,  financial  services  companies that have streamlined the loan  origination  and servicing  processes,  and government  agencies that have automated case  management and tax processing  functions.  The Business  Process
Manager can provide an interface for gathering  necessary  information to either make  decisions  based on automated  criteria or direct that  information to the appropriate  decision-maker in an efficient and consistent basis.  Additionally, the Business Process Manager suite provides real-time and historical tracking of processes combined with analysis and simulation  capabilities allowing customers to optimize their processes.  This product is standards based,  flexible and can be customized to a wide range of industry requirements.

Content Manager

     FileNet  Content  Manager is designed to combine  content  management  with process management  capabilities to help organizations  manage complex documents to control, share, and access critical business information.  Content Manager is designed to assist with all steps in the content life cycle,  from  creation and tracking to storing and controlling access to relevant information. It activates content by allowing an organization to make content available to the right place at the right time - to support the business decision-making process at any level in the  organization.  The Content  Manager's  secure and  scalable  environment integrates directly with desktop and business applications so business users can collaborate on the creation and management of content,  while controlling access as necessary.

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
FileNet Forms Manager can integrate with a customer's existing infrastructure to enable  forms to be widely  accessible  by  supporting  a variety  of  operating systems and browsers.  It enables users to view forms in a business  process and supports  digital  signatures  and  tracking for audit trails to help in meeting regulatory compliance requirements.

Records Manager

     FileNet  Records  Manager is designed to support  the entire  lifecycle  of business  records  and prove  adherence  to policy by  leveraging  FileNet  P8's content  and  process  capabilities  to automate  and  streamline  records-based activities, reduce unnecessary end user participation and support enforcement of
regulatory  compliance.   FileNet  Records  Manager's  ZeroClick  technology  is
designed to enforce records  management  policies at the server technology layer by setting rules for the correct handling of records.  This enables customers to reduce the potential for user-related error by reducing end-user involvement and automating the management of business records,  helping to ensure  best-practice records management.

Email Manager

     FileNet Email Manager is designed to allow organizations with large numbers of email  users to  effectively  manage  email  content  for  improved  business decision-making  and adherence to regulatory  compliance  requirements.  FileNet
Email Manager is a server-based  email management  solution that integrates with popular  corporate  email systems like  Microsoft  Exchange and Lotus Notes mail servers and desktop applications such as Microsoft Office. FileNet Email Manager allows  organizations  to  manage  email  content  as a part of a  comprehensive
Enterprise Content Management infrastructure. FileNet Email Manager provides the ability to use  captured  email  content to initiate and play a role in business processes. In addition, FileNet Email Manager can help simplify and automate the process of  capturing  email  messages as business  records to support  proof of compliance as well as easy storage and retrieval of email messages.

Team Collaboration

     FileNet Team  Collaboration  Manager is designed to promote more  effective and efficient group  decision-making  by removing barriers between people,  data and  processes.  FileNet Team  Collaboration  Manager  provides  the  contextual framework and collaboration  tools,  including discussion forums, live meetings, and  interactive  polls,  to  enable  group  members  to share  information  and participate  in  processes to  facilitate  group  decision-making.  FileNet Team
Collaboration  Manager captures all related content and streamlines processes to
promote   knowledge   exchange   and  improve   decision-making,   and  enforces
corporate-best practice execution and regulatory compliance.  Team collaboration increases team  interaction  through the capturing and sharing of ideas,  issues and comments from team members; shortens exception/resolution cycle times with a complete  record  of  decision-making  processes;  increases  project  speed and provides an audit trail to support decisions.

Web Content Manager

     FileNet  Web Content  Manager is  designed to combine Web site  development capabilities  with integrated  process  capabilities  for managing the creation, approval and  publication  of Web content.  FileNet Web Content  Manager  allows centralized control of Web site content and appearance while allowing particular content to be  directly  created  and updated by  organization  members  without specialized  Web  expertise,  through the use of controlled  templates and other tools. Web Content Manager can control Web content across  distributed sites and provides integrated process management  capabilities to help ensure accurate Web content publication.

FileNet ECM Development Tools

     The FileNet P8 architecture includes the following technology for aiding in the development of ECM and BPM solutions:

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

FileNet P8  Workplace  is an  end-user  application  that  provides a  Web-based interface  to the FileNet P8  platform.  It is designed to allow users to locate business  content,  initiate  new  transactions,  check  status and track a wide variety of  processes  and  information  across  multiple  storage  locations or systems. A customizable environment,  FileNet P8 Workplace is designed to enable employees,  partners  and  customers to manage work  processes  through a simple interface.

Content Provider for FileNet P8 Workplace  provides  virtual content  management
("VCM") access to content stored in third party  repositories  including content management  repositories  from IBM, EMC, and OpenText among others,  through the
FileNet  P8  Workplace.  It  is  designed  to  eliminate  the  need  for  custom integrations,  which  can be  expensive,  time  consuming  and  require  ongoing maintenance for customers.  FileNet's VCM  capabilities are provided as a result of a reseller business agreement with FileNet partner,  Venetica, who in October of 2004 was acquired by IBM.

Java2 Platform  Enterprise  Edition  ("J2EE")  Support provides J2EE application components  and  system  components  that  operate  in  J2EE  Platform  Products
(application  servers)  such as BEA  WebLogic  and IBM  WebSphere.  In addition,
FileNet applications leverage the J2EE application model to offer developers the
ability  to  build  multi-tier   applications   that  deliver  the  scalability,
accessibility, and manageability required by enterprise applications.

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

Portal Integrations provide commonly required content and process  functionality within 3rd party portal products.  FileNet  provides portal  integration for BEA
WebLogic, IBM WebSphere and mySAP portals. Additionally,  customers and partners can create their own  portlets  using  FileNet's  Java  Application  Programming
Interfaces.  In  addition,  FileNet  makes  available  the  source  code for the portlets so that  customers and partners can modify and extend the  capabilities if desired.

Stand-Alone Products

     In  addition  to the FileNet P8 product  suites and  development  tools the
following   FileNet  software   products  are  available  to  our  customers  as
stand-alone products.

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

FileNet Web Services combines a full-featured,  Web browser-based  client system that allows access to content without the need to locally  download  information or  content.  FileNet  Web  Services  also  combines a  comprehensive  Web-based application development tool kit, and Web server components,  and is designed to support complex and mission  critical ECM and BPM activities.  This  application provides a complete set of content management  functionality,  allowing users to check in, check out, search and browse, share, revise, and change properties for content stored in a repository, all from a Web browser.

FileNet  Content  Services is a repository  for creating,  accessing,  managing, securing,  and updating  electronic  documents and content.  Content Services is designed to allow a business to manage  enterprise  content  from  creation,  to secure delivery, to revise and re-use.

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

FileNet  Application  Connector Products are built to provide content management and business process  management  integration with leading  Enterprise  Business solutions like those from SAP and Siebel.

FileNet  Application  Connector  for SAP R/3 is a document  management  and data archiving  solution  certified  by  SAP,  designed  for  use  with  the  SAP R/3
Enterprise Resource Planning ("ERP") application suite.

FileNet  Application  Connector for Siebel 7 provides Siebel certified  document management for use with the Siebel 7 Customer  Relationship  Management  ("CRM")
application.

Customer Support

     We operate service and support  organizations  on a global basis to provide post-sales  services to ensure  successful  implementation  of our  products and customer  satisfaction.  Due to the highly  configurable nature of our software, our product sales are coupled with  contracts for continuing  support  services.
Our support offering also includes right to new versions.

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

Professional Services and Education

     Our  worldwide  professional  services  organization  provides  consulting, implementation,  development and other technical  services and training services to our licensed customers and authorized  ValueNet Partners.  These services are provided through in-house employees and through a network of qualified partners.
Our  worldwide   professional   services  organization  offers  a  comprehensive
methodology to help customers design, install,  integrate,  customize and deploy
our  software.   These   services  range  from  the  management  of  large-scale
implementations  of our  products  to  fixed  price  standard  services  such as software installation and standard  implementation  packages, but do not include modifications  to the standard  software.  Our educational  curriculum  includes training courses for end users, application developers and system administrators through online media-based and/or instructor-led training.

Research and Development

     The  industry  in which  we  compete  is  subject  to  rapid  technological developments,  evolving industry standards, changes in customer requirements and competitive  new  products and  features.  As a result,  our  success,  in part, depends on our ability to continue  to timely and cost  effectively  enhance our existing  products and to develop and  introduce new products that meet customer needs while reducing total cost of ownership.

     To achieve  these  objectives  we have made and expect to  continue to make substantial  investments  in research  and  development,  through  internal  and
offshore   development   activities,   third  party  licensing   agreements  and
potentially  through technology  acquisitions.  Our development efforts focus on our FileNet P8 ECM platform as we continue to develop and enhance our enterprise content and process  management  capabilities.  The focus of these efforts is to create  functionality  in Enterprise  Content  Management  and Business  Process
Management  technology that provide a richer competitive product offering to our customers.  Expenditures for research and development were $ 78.2 million; $77.1 million and $71.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     Additionally, we license and embed third party software that is designed to expand the  functionality  of our products  through a variety of agreements with the  producers of this  software.  We expect to continue to look for  technology acquisitions that offer us additional product know-how or domain knowledge where appropriate  and will continue to embed third party  technology that expands our product line.

Competition

     The market for our  products is highly  competitive  and  competition  will continue to intensify as the ECM and BPM market consolidates.  We compete with a large number of Enterprise Content Management, Web content management,  business
process  management,   workflow,   document  imaging,  and  electronic  document
management  companies.  IBM is the largest  company that competes  directly with us in the content and process  management  market. Documentum,  a key competitor in the Content Management market, was acquired  by  the EMC Corporation, a large storage technology company, during 2003. EMC is now a  competitor offering  both
content  management  and  storage  management  capabilities.   Numerous  smaller
software  vendors  also compete in  each  product  area.   We  also  experience
competition from systems integrators who configure  hardware and  software  into customized systems.

     Large  infrastructure  vendors  such as Oracle  Corporation  and  Microsoft
Corporation  have  developed  products or plan to offer  products in the content management market. Software vendors such as Tibco Software,  Inc., Savvion, Inc.
and  Pegasystems,  Inc.,  each with a different  core product  foundation,  have approached the business process  management  market from their individual market segments  and may  compete  more  intensely  with us in the  future.  It is also possible that new  competitors  or alliances  among  competitors  may emerge and rapidly acquire  significant  market share. We also expect that competition will increase as a result of ongoing software industry consolidations.

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

Trademarks

     FileNet  and  ValueNet  are  registered  trademarks  of  FileNet.   WorkFlo
Services, OSAR, Watermark, Panagon, Acenza, Brightspire, Document Warehouse, and
FileNet  Workgroup  also are  trademarks  or  registered  trademarks  of FileNet
Corporation that may be referenced in this Form 10K. All other brands or product names are trademarks of their respective companies.

Patents

     As of  December  31,  2004,  FileNet  Corporation  has one  issued and nine pending U.S. patent applications.  Our subsidiary, 3565 Acquisition LLC, has one
issued  U.S.  patent  and  three  pending  U.S.  patent  applications.   Another
subsidiary, FileNet Nova Scotia, has one issued U.S. patent and two pending U.S.
patent applications.  We have applied for and may in the future apply for patent protection in foreign countries.

Employees

     As of December 31, 2004 we had 1,607 full-time employees, of which 400 were employed in research and  development;  433 in sales;  97 in  marketing;  187 in education and professional  services; 258 in customer support; 64 in operations;
and 168 in administration.  No employees are represented by labor unions, and we have never  experienced a work stoppage.  We believe that we enjoy good employee relations.

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

     o    information technology spending trends;

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

     o    general domestic and international economic and political conditions;

     o    seasonality in technology purchases, and

     o    a significant  portion of our expenses are personnel related and fixed and cannot be adjusted  quickly in  response to actual or  anticipated revenue trends.

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

     Other competitive risks include, but are not limited to:

     o    We  anticipate   significant  future  consolidation  as  the  software
          industry matures. Large  well-established  software firms like Oracle,
          IBM and Adobe  either  have  entered or may enter our market by adding content  management  features to their existing suite of products.  In addition,  large hardware or infrastructure firms may enter our market by acquiring our competitors to pursue revenue growth opportunities;

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

     o    We  cannot  predict  new  competitors   entering  our  market  through
          acquisitions  or other  alliances.  In order to be  successful  in the future, we must respond to technological change, customer requirements and competitors' current software products and innovations. We may not be able to compete  effectively  in our target  markets.  In addition, current and potential  competitors  have  established or may establish cooperative  relationships  among  themselves or with third parties to increase  the  ability of their  products  to address the needs of the markets we serve. Accordingly,  it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.  Increased  competition may result in price  reductions, reduced  gross  margins and loss of market  share that could result in reduced revenue.

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

     o difficulties in managing foreign partners;

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

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer requirements.  For example, three new product suites that we predict will  address new  markets  include  Records  Manager,  E-Mail  Manager and Team
Collaboration  Manager.  The  Records  Manager  Suite was  released in the third quarter of 2004 and provides  customers  with the  capability to  systematically apply record  management  principles to content.  E-Mail Manager was released in late  2004 and  allows  organizations  with  large  numbers  of  email  users to effectively  manage email  content.  The Team  Collaboration  Manager Suite that enables customers to initiate  collaborative  tasks at any point in a process is expected to be available early 2005.

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

     We must devote substantial  resources to software  development,  and we may not realize  revenue from our  development  efforts for a substantial  period of time.  Introducing  new products that rapidly  address  changing  market demands requires a continued  high level of investment in research and  development.  We expect to invest approximately 19% of annual revenue in research and development efforts in the near term.  The  majority of our  investment  in new and existing market opportunities is made prior to our ability to generate revenue from these new  opportunities.  These  investments of money and resources are made based on our  prediction of new products and services that we anticipate the market needs and will accept. As a result,  our operating results could be adversely affected if our predictions of market demand are incorrect and we are not able to realize the  level of  revenues  we  expect  from new  products  or if that  revenue  is significantly delayed due to revenue recognition rules that require new products be tested in the market to validate pricing and acceptance.

     We are increasing  our use of third party software  developers and may have difficulty enforcing or managing our agreements with them, which could delay new product  introductions  and  reduce  revenue.  To  help  manage  costs,  we have
contracted   with  third  party   software   development   companies   overseas,
particularly in India,  where labor costs are lower, to perform a portion of our software  development of specific products and software  localization work. As a result,  we will become  increasingly  dependent on these third party developers for continued  development and support of several of our key products. If any of these third party developers were to terminate their  relationship  with us, our efforts  to  develop  new  products  and  improve  existing  products  could  be significantly  delayed  and  our  ability  to  provide  product  support  to our customers  could be  impaired.  In  addition,  since the majority of these third party  developers are located outside the United States,  our ability to enforce our agreements with them may be limited.

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

     If our products  contain  errors or  performance  problems,  we could incur unplanned  expenses  and delays  that could  result in  reduced  revenue,  lower profits, and harmful publicity.  Software,  services and products, as complex as those we sell, are  susceptible to errors or  performance  problems,  especially when first introduced or deployed.  Our software products are often intended for use in applications that are critical to a customer's business. As a result, our customers  may rely on the  effective  performance  of our software to a greater extent than the market for software products generally. Despite internal testing and testing by current and  potential  customers,  new products or  enhancements often contain undetected errors or performance problems that are discovered only after a product has been installed and used by customers.  Errors or performance problems  could cause  delays in product  introduction  and  shipments  or could require design  modifications,  either of which could lead to a loss in or delay of revenue.  These problems  could cause a diversion of  development  resources, harm our reputation or result in increased service or warranty costs, or require the payment of monetary  damages.  While our license  agreements  with customers typically contain provisions designed to limit our exposure to potential product liability  claims,  it is possible that such limitation of liability  provisions may not be effective under the laws of certain jurisdictions.

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

     Our business is highly  automated for the  execution of marketing,  selling and  technical  support  functions,  and natural  disasters  that disable  these systems  could result in a disruption  in our ability to transact  business.  We depend on the  integrity of our  information  systems  network  connectivity  to perform these business functions.  Significant business interruption could occur at our Costa  Mesa  headquarters facility due to a natural  disaster  such as an earthquake, which could cause a prolonged power outage and the inability for key personnel to perform their job functions.

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
products.

     We depend on certain strategic relationships in order to broaden the number of third party  platforms with which our products are compatible and the loss of these relationships  could harm our business.  In order to broaden the number of third party platforms with which our products are compatible and thereby broaden the  market  opportunities  for  our  products,  we have  established  strategic relationships with a number of software and hardware platform vendors, including companies  such as BEA Systems  Inc.,  Hewlett-Packard  Development  Company LP,
Network Appliance,  Inc., Sun MicroSystems and Veritas Software Corporation.  We
cannot  assure  that  these  companies  will not  reduce  or  discontinue  their relationships  with,  or support  of,  FileNet and our  products.  If we fail to maintain these  relationships,  or to establish new relationships in the future, it could harm our business, financial condition and results of operations.

     We  currently  license  certain  software  from  third  parties,  including software that is integrated with internally  developed  software and used in our products  to  perform  key  functions.  Also,  certain of our  products  include publicly available software pursuant to open source license agreements. We would be unable to sell these  products if we do not maintain  these  licenses,  which would result in reduced  revenue.  In the past, we have had difficulty  renewing certain  licenses.  The failure to continue to  maintain  these  licenses  would prohibit us from selling certain products until replacement  functionality could be  developed,  licensed or acquired.  We cannot  assure that such third parties will  remain in  business,  that they will  continue to support  their  software products or that their software  products will continue to be available to us on acceptable  terms.  The loss or  inability  to  maintain  any of these  software licenses  could result in shipment  delays or reductions  in software  shipments until equivalent software can be developed, licensed or acquired and integrated.
In addition,  it is possible  that as a consequence  of a merger or  acquisition transaction involving one of these third parties,  certain restrictions could be imposed on our business that had not been imposed prior to the transaction. This could adversely affect our sales.

     In addition to our direct  sales  force,  we depend on  relationships  with systems integrators,  independent software vendors, and value added resellers to sell our products and  services.  The loss of a large  strategic  partner  could affect our ability to sell in a specific segment of the market. We cannot assure that these  channel  partners  will remain in business or continue to promote or sell our products or services.  The loss or inability to maintain  these channel
partner  relationships,   or  our  failure  to  establish  new  channel  partner
relationships in the future,  could harm our business,  financial  condition and results of operations.

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
          Future acquisitions may include stock, which could dilute earnings per share and possibly reduce shareholder value;

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

Item 2.   Properties

     Our headquarters is located in Costa Mesa,  California.  We currently lease
300,238  square feet of office,  development  and  manufacturing  space in Costa
Mesa,  California  and 69,349  square  feet of office and  development  space in
Kirkland,  Washington.  In addition,  we lease 24,500  square feet of office and manufacturing  space in Dublin,  Ireland  and 10,882  square  feet of office and development space in Edmonton,  Alberta, Canada. We also lease sales and support offices in 24  locations  in the  United  States,  17  locations  in  Europe,  2 locations in  Australia,  1 in Canada,  and 6 locations in Asia. We believe that the Costa Mesa,  Dublin,  Kirkland and Edmonton  facilities will be adequate for our anticipated development and manufacturing needs through 2005.

Item 3.   Legal Proceedings

     In the  normal  course of  business,  we are  subject to  ordinary  routine litigation  and claims  incidental  to our  business.  We monitor and assess the merits and risks of pending legal  proceedings.  While the results of litigation and claims cannot be predicted with certainty, based upon our current assessment we believe that the final outcome of each existing legal proceeding  either will be resolved in our favor or, if resolved  against us, will not have a materially adverse effect on our consolidated results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were  submitted to a vote of security  holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

Item 5.   Market  for  the  Registrant's Common Stock  and  Related  Stockholder
          Matters

     Our common stock is traded on the NASDAQ  National  Market under the symbol
"FILE".  The  following  are the high and low sale prices  from  January 1, 2003 through December 31, 2004, as reported by NASDAQ:

                                                              .
                                            High           Low
Year Ended December 31, 2004                                  .
   4th Quarter                            $28.95        $17.50
   3rd Quarter                             31.39         16.44
   2nd Quarter                             32.00         25.80
   1st Quarter                             30.45         24.19
Year ended December 31, 2003                                  .
   4th Quarter                            $27.75        $19.50
   3rd Quarter                             22.65         15.00
   2nd Quarter                             19.65         10.19
   1st Quarter                             14.18         10.39

     The closing  price of our common stock at December 31, 2004 was $25.76.  As of March 14,  2005  (record  date for the 2005 Annual  Meeting of  Stockholders)
there were 454 stockholders of record.

     We have not paid any dividends on our common stock. We currently  intend to retain  earnings  for use in our  business  and do not  anticipate  paying  cash dividends in the foreseeable future.

Item 6.   Selected Financial Data

     The following table summarizes  selected  financial data and should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7,  Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations.  The selected  consolidated  statements of operations and balance  sheet  data as of and for each of the five  years in the  period  ended
December 31, 2004 have been derived from our audited financial statements.

                                                                           (in thousands, except per share amounts)
Fiscal Years Ended December 31,                      2004           2003          2002          2001          2000
Consolidated statements of operations data:
Revenue:
     Software                                  $  154,279     $  149,214    $  132,508    $  119,014    $  204,872
     Service                                      243,279        215,291       214,509       215,596       195,490
            Total revenue                         397,558        364,505       347,017       334,610       400,362
Cost of revenue:
     Cost of software revenue                      15,122         13,800        10,565         7,522        14,643
     Cost of service revenue                       86,943         85,131        95,011       112,503       115,535
            Total cost of revenue                 102,065         98,931       105,576       120,025       130,178
     Gross profit                                 295,493        265,574       241,441       214,585       270,184
Operating expenses:
     Research and development                      78,248         77,050        71,735        68,838        57,914
     Selling and marketing                        159,716        144,975       132,109       136,124       135,513
     General and administrative                    35,363         32,466        31,656        33,381        29,428
     Restructuring and in-process
     research and development                           -              -           400             -         2,984
         Total operating expenses                 273,327        254,491       235,900       238,343       225,839
Operating income (loss)                            22,166         11,083         5,541       (23,758)       44,345
     Other income, net                              5,959          4,084         5,209         2,503         5,406
Income (loss) before income taxes                  28,125         15,167        10,750       (21,255)       49,751
     Provision (benefit) for income taxes
                                                   (1,289)         4,247         2,478        (4,633)       11,204
Net income (loss)                              $   29,414     $   10,920    $    8,272    $  (16,622)   $   38,547

Earnings (loss) per share:
       Basic                                   $     0.75     $     0.30    $     0.23    $    (0.47)   $     1.13
       Diluted                                 $     0.72     $     0.29    $     0.23    $    (0.47)   $     1.05
Weighted average shares outstanding:
       Basic                                       39,095         36,532        35,590        35,117        34,155
       Diluted                                     40,994         38,089        36,709        35,117        36,765
Consolidated balance sheet data:
 Working capital                               $  262,882     $  189,326    $  135,302    $  144,750    $   155,483
 Total assets                                     493,666        391,848       328,036       301,639        324,093
 Stockholders' equity                             367,864        289,148       238,905       215,825        224,957

Note:  Certain  reclassifications  have been made to the  prior years' selected financial data to conform to the current  year's presentation. Customer support revenue  and cost of  customer support revenue  includes hardware revenue and cost of hardware revenue that was previously reported separately.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations

     In  addition to  historical  information  this  Annual  Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of
1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is  subject  to the safe  harbors  created  by  those  sections.  Words  such as
"anticipates,"  "expects," "intends," "plans," "believes," "seeks," "estimates,"
"may," "will" and variations of these words or similar  expressions are intended to identify forward-looking  statements.  In addition, any statements that refer to  expectations,  projections  or other  characterizations  of future events or
circumstances,   including  any  underlying  assumptions,   are  forward-looking
statements.  These  statements are not guarantees of future  performance and are subject to risks,  uncertainties  and assumptions that are difficult to predict.
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

Overview

     We develop,  market, sell and support a software platform and framework for
Enterprise  Content and  Business  Process  Management.  This  platform,  called
FileNet P8, provides a flexible and scaleable framework for developing solutions that provide our customers with the ability to manage content  throughout  their organizations,  and streamline  their  business  processes.  Enterprise  Content
Management,   ("ECM"),   refers  to  the  broad  range  of  functions   used  by
organizations of all types,  including businesses and governmental  agencies, to control  and  track  the  information,  or  content,  that is  important  to the organization's operations,  whether that information is used internally, such as sales contracts or product diagrams, or externally,  such as content provided to customers through a Web site. The content our software manages,  commonly called unstructured  content,  includes,  but  is  not  limited  to:  Web  pages,  word processing  documents,  spreadsheets,  HTML, XML, PDF,  document  images,  email messages and other electronic content. Our software offers customers the ability to configure,  design, build and deploy ECM solutions to meet the needs of their particular business or organization.

     We generate revenue by selling software licenses, delivering implementation and education  services,  and by providing  technical  support to our customers.
Software  revenue  consists of fees earned from the  licensing  of our  software products to our customers.  Implementation  and education services are sold on a fee for service  basis,  and  technical  support and  software  maintenance  are provided  pursuant  to service  contracts.  Annual fees for  software  technical support and  software  maintenance  are  received in advance and  recognized  as revenue over the duration of the contract.

     Earnings  results are highly  sensitive  to  fluctuations  in revenue.  The nature of our cost structure is essentially  fixed - with employee  compensation and benefits being the single  largest  expense.  These expenses  represent more than 50% of our cost  structure.  Costs  associated  with variable  compensation expense  and  third  party  royalty  expenses  fluctuate  with  revenue.  Future profitability  is contingent  upon revenue  growth  achieved  through  continued
investments in internally developed or acquired software  technologies that gain market acceptance.

Software

     The FileNet P8  architecture  provides our customers with  enterprise-level software that is scalable and flexible to handle  demanding  content  challenges and manage complex business  processes.  The FileNet P8 architecture  provides a framework  for  functional  expansion  to provide  enhanced  content and process management  across an enterprise  through  product  suites;  each  emphasizing a different  aspect of the ECM solution set, with  functions  grouped in a logical order that are designed to meet a customer's  individual  ECM needs.  Each suite can be implemented by a customer individually, but remains expandable to include
all  FileNet  content  and  process  management   capabilities.   Solutions  and
applications,  built by third  party  partners  or our  customers  on FileNet P8 software,  are designed to manage content;  allowing  organizations  to capture, create,  use, and activate  that content in order to make  decisions  faster and bring control and consistency to business  processes,  to improve efficiency and address compliance requirements.

     We license  our ECM  software  to  companies  in the  insurance,  financial
services,   government,   manufacturing,    telecommunications   and   utilities
industries,  both directly to the end user and through  partners.  The growth in software  license  revenue is affected by the  strength of general  economic and business  conditions,  as  well  as the  competitive  position  of our  software products. Our enterprise software business is characterized by long sales cycles and timing of a few large software license  transactions  that can substantially
affect our operating  results. Over the last three years,   customers delayed or
limited their technology  capital spending  compared to spending levels in 2000.
The  ability   to  meet  regulatory   and  compliance  requirements  has  become
increasingly  critical for large public  enterprises in order to maintain proper documentation for all key transactions.  We believe we  are well  positioned  to grow our revenue  through our  software  products  that address our current  and prospective  customers'  regulatory  compliance and business process improvement requirements.  However, we believe software revenue will continue to be affected by future economic conditions.

Customer Support

     We offer product support on a global basis to provide post-sales  services to ensure  successful  implementation of our products and customer satisfaction.
Our  support offering also includes right to new versions. Our Customer  Service and  Support organization  provides comprehensive support capabilities including electronic and real-time  phone support and global call tracking  for  customers and  partners on support  programs. System engineers deliver support coverage on multiple  platforms with 24-hour call handling. Our Web site offers the  ability to open  cases,  search  our knowledge base and review related status reports.

     Our  customers  typically  purchase  support at the time they  acquire  new software  licenses and renew their software license support  contracts  annually provided  their systems are still in service.  The growth of support  revenue is influenced  by the  renewal  rate of the  existing  base and the  amount  of new support contracts associated with the sale of new software licenses.  We believe that our  customer  support  revenue  will  continue to grow as we sell more new software  licenses and our  customers  continue to renew their  product  support contracts.

Professional Services and Education

     Our  worldwide  professional  services  organization  provides  consulting, implementation,  development and other technical  services and training services to our licensed customers and authorized  ValueNet Partners.  These services are provided by our internal  employees  and through a network of qualified  service
providers  hired  on  a  fee  for  service  basis.  Our  professional   services
organization  offers a comprehensive  methodology to help our customers  design, install, integrate, customize and deploy our products. These services range from the management of large-scale  implementations  of our products billed on a time and  material  basis  to  short-term  fixed  price  services  such  as  software installation and implementation  packages,  but do not include  modifications to the standard software.

     Our  educational  curriculum  includes  training  courses  for  end  users,
application   developers  and  system  administrators  through  media-based  and instructor-led  training.  The purpose of our education services is to allow our customers to further enhance the usability of our software  products  throughout their enterprise.

Research and Development

     We have made and expect to  continue  to make  substantial  investments  in research and development,  through internal and offshore development activities, third party  licensing  agreements  and  through  technology  acquisitions.  Our development  efforts  focus on our FileNet P8 platform as we continue to develop
and  enhance  our  enterprise  content  and  process  management   capabilities.
Additionally,  we license  and embed third  party  software  that is designed to expand the  functionality  of our products  through a variety of agreements with the producers of this software.  We expect  research and development to remain a significant portion of our cost structure in 2005.

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

     We  continually  evaluate our  estimates  and  judgments,  including  those related to revenue recognition, valuation of intangible assets, reserves for bad debt and sales returns and income taxes. We base our estimates on historical and projected results that we believe are reasonable. These estimates form the basis for making  judgments about the carrying values of assets and liabilities and by their nature,  are subject to an inherent degree of uncertainty.  Actual amounts could differ from our estimates and could have a significant  adverse  effect on our  operating  results  and  financial  position.  The  significant  accounting policies  we  believe  are  most  critical  to aid in  fully  understanding  and evaluating our reported financial results include the following:

     Revenue Recognition.  The nature of our business commonly includes multiple elements in our  arrangements  and requires us to make judgments for determining the timing and the amount of revenue to recognize.  These judgments include, but are not limited to  determining  the  allocation of revenue in multiple  element arrangements  based on vendor  specific  objective  evidence and determining the creditworthiness  of a customer to assess the  probability  of  collection  of a transaction.

     We derive revenue from the following sources: (1) software,  which includes
software   licenses,   2)  customer  support  revenues,   which  include  annual
maintenance agreements, and (3) professional services, which include consulting, implementation and training services.

     The  provisions  of  Statement  of  Position  No.  97-2,  Software  Revenue
Recognition,  issued by the American  Institute of Certified Public  Accountants
governs the basis for our software revenue  recognition.  Accordingly,  software license  revenue  is  recognized  when:  (1) we  enter  into a  legally  binding arrangement  with a customer  for the  license of  software;  (2) we deliver the products;  (3)  customer  payment is deemed  fixed or  determinable  and free of contingencies or significant  uncertainties;  and (4) collection is probable. We must make  judgments and estimates to determine  whether or not the certainty of these elements has been met.

     Our software  license  arrangements  often include  multiple  elements that consist of software,  post contract customer support agreements and professional services such as consulting,  implementation and training.  We recognize revenue
in  multiple  element   arrangements   using  the  residual  method  of  revenue
recognition in accordance  with SOP 98-9.  Under the residual  method,  the fair value of the undelivered  elements is deferred and the remaining  portion of the arrangement  fee is allocated to the  delivered  elements and is  recognized  as revenue,  assuming  all other  revenue  recognition  criteria  have been met. If evidence of fair value for each undelivered  element of the arrangement does not exist,  all revenue from the  arrangement  is  recognized  when evidence of fair value is determined or when all elements of the arrangement are delivered.

     Vendor  specific  objective  evidence  ("VSOE") of fair value for  customer support is  determined  by  reference  to the price our  customers  pay for such support when sold separately;  that is, the renewal rates paid by our customers.
Revenue from customer support  contracts is recognized  ratably over the term of the  arrangement,  which  is  typically  12  months.  VSOE  of  fair  value  for professional  services is based upon the  established  pricing  and  discounting practices for those services when sold  separately.  Historically,  we have been able to establish VSOE for customer  support and professional  services,  but we may modify our pricing  practices  in the future,  which could result in changes in, or the  inability  to  support,  VSOE of fair  value  for these  undelivered elements.  If this occurs,  our future  revenue  recognition  for  multi-element arrangements could differ  significantly from our historical results. A majority of our  professional  service  revenue is derived from time and materials  based contracts  that  typically  range  from  three  months to one year in  duration.
Revenue is recognized on such  contracts as time is incurred and approved by the customer.  We also provide fixed price pre-packaged  services that are one month or less in  duration.  Revenue  from such  short-term  fixed price  contracts is recognized  upon  completion  of the work and  customer  acceptance.  Short-term fixed-price  contracts of a repetitive  nature are more readily  estimable  than long-term  contracts.  Our ability to make judgments  about revenue and cost for these types of contracts has in the past been accurate.  We have little exposure to cost overruns in professional  service engagements as any additional services are  pre-approved by our customers in time and material  contracts and our fixed price contracts are normally very short term in nature and highly estimable.

     We use judgment in assessing  whether fees are fixed and  determinable  and probable of collection at the time of sale.  Since customers who have previously deployed our products somewhere within their enterprise  comprise  approximately
90% of  software  sales,  our  ability  to  assess  the  credit-worthiness  of a transaction is supported by the  collection  history we have with that customer.
In the past our ability to judge the  probability  of collection has been highly accurate and we expect that this will continue. Our standard payment terms range from net 30 to net 90 days.  Payments  that are due within 90 days are deemed to be fixed or  determinable  based on our  successful  collection  history on such arrangements. To the extent we elect to provide extended payment terms beyond 90 days for  competitive or other reasons,  revenue is recognized  when the amounts become  due.  Historically,  sales  returns  and bad debt  write-offs  have been insignificant and within management's expectations. However, any adverse changes in these trends could impact the timing of revenue recognition in the future.

     In addition to direct  customer  sales, we sell through third party channel partners.  Our channel partners do not inventory our software products;  rather, shipments  are made only when the  partner  places an order for a  specific  end user. We require our channel partners to provide us with the name and address of all end users at the time an order is placed  and,  in many  cases,  we ship our products  directly  to the end  user.  Software  license  revenue  from  channel partners is  recognized  when an end user is  identified,  product is  delivered either  to a  channel  partner  or to their  designated  end-user  and all other revenue recognition  criteria are met. As our channel partners only purchase our product for specific end users, we are not subject to channel  inventory returns or price protection issues.

     Allowance for Doubtful Accounts and Sales Returns.  We make judgments as to our ability to collect  outstanding  receivables and provide  allowances for the portion of receivables when collection  becomes doubtful.  We perform an initial evaluation of the  creditworthiness of our customers prior to order fulfillment, and we perform  ongoing  credit  evaluations  of our  customers to adjust credit limits based on payment history and the customer's current creditworthiness.  We monitor  collections  from our customers and maintain an allowance for estimated credit losses that is based on historical  experience  and on specific  customer collection  issues.  While  credit  losses  have  historically  been  within our expectations  and the  provisions  established in our financial  statements,  we cannot  guarantee that we will continue to experience the same credit loss rates that we have in the past.  Our accounts  receivable  are derived from sales to a wide  variety of  customers.  We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our consolidated financial position. Even though we have large transactions,  these tend to be with large,  well  capitalized and credit worthy customers. We also maintain a sales returns allowance based on historical return rates.  While we are not legally required to accept sales returns,  we have done so on certain  occasions for our customers.  Product  returns have  historically been minimal and within our  expectations.  If we elect to accept a higher level of returns in the future for customer relations or other reasons, our results of operations  could  be  materially  affected.  If the  historical  data we use to calculate the  allowance  for doubtful  accounts or if estimates do not properly reflect future  returns,  then a change in the  allowances  would be made in the period in which such a  determination  is made and results of operations in that period could be materially affected.

     Goodwill  and Other  Intangible  Assets.  Our  business  acquisitions  have resulted in goodwill and other intangible  assets.  Goodwill is recorded at cost and is not  amortized,  but is tested for impairment at least annually and would be written down if impairment were  determined.  Effective the first day of July of each year,  goodwill is tested for  impairment by determining if the carrying value of each  reporting  unit exceeds its fair value.  Our reporting  units are consistent  with  the  reportable  segments  identified  in  Note  13.  We  also periodically  evaluate whether events and circumstances have occurred in between annual  testing  dates that  indicate the carrying  value of goodwill may not be recoverable.  We  performed  an  impairment  analysis  as of  July  1,  2004  in accordance  with SFAS 142.  The results  indicated  there was no  impairment  of goodwill in any of the three  reporting  units.  As of December 31, 2004,  there have been no indicators of  impairment;  therefore no interim  impairment  tests have been performed.

     Identified   intangible  assets  are  recorded  at  cost  less  accumulated amortization.  These assets are amortized  using the  straight-line  method over estimated useful lives of three to five years. The determination of useful lives and  whether or not these  assets are  impaired  involves  judgment.  Long-lived assets are reviewed for impairment  whenever  events or  circumstances  indicate that the  carrying  amount of such  assets may not be  recoverable.  We evaluate these assets for impairment  based on estimated  undiscounted  future cash flows from these  assets.  If the carrying  value of the assets  exceeds the estimated future  undiscounted  cash flows, a loss would be recorded for the excess of the asset's  carrying  value  over the  fair  value.  While we have not  experienced impairment of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

     Determining  the fair value of a reporting unit is judgmental in nature and involves the use of significant  estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected  future  cash  flows,  future  economic  and  market  conditions,  and determination  of  appropriate  market  comparables.  We  base  our  fair  value estimates on assumptions we believe to be reasonable but that are  unpredictable and  uncertain.  Actual  future  results  may differ  from those  estimates.  In addition,  we make certain judgments and assumptions in allocating shared assets and  liabilities  to  determine  the carrying  values for each of our  reporting
units.  Future  events,   such  as  a  significant   decrease  in  our  revenue,
profitability or market capitalization, or a change in technology could cause us to  conclude  that  impairment  indicators  exist  and  that  goodwill  or other intangible assets  associated with our acquisitions are impaired.  Any resulting impairment loss could have an adverse impact on our results of operations.

     Income Taxes.  We exercise  significant  judgment in determining our income tax provision due to transactions,  credits and calculations  where the ultimate tax  determination  is uncertain.  Uncertainties  arise as a consequence  of the actual source of taxable  income  between  domestic and foreign  locations,  the outcome of tax audits and the ultimate  utilization of tax credits.  Although we believe our estimates are reasonable,  the final tax determination  could differ from our recorded  income tax  provision  and  accruals.  In such case, we would adjust the income tax  provision in the period in which the facts that give rise to the revision become known.  These adjustments could have a material impact on our income tax provision and our net income for that period.

     We  recognize  deferred  income tax assets and  liabilities  based upon the differences  between the financial  statement carrying amounts and the tax bases of assets and  liabilities.  Such deferred income taxes primarily  relate to the timing  of the  recognition  of  certain  revenue  items  and the  timing of the deductibility  of certain  reserves  and accruals  for income tax  purposes.  We regularly  review the deferred  tax assets for  recoverability  and  establish a valuation  allowance when it is more likely than not that some portion or all of the deferred  tax assets will not be realized.  In the current year we concluded that the valuation allowance  associated with domestic NOL's and other temporary differences  should  be fully  reversed  as a  result  of the  current  year and cumulative  domestic profits in  recent  years and future domestic  projections.
However,  we could be required to record additional  valuation allowance against the deferred tax assets if we are unable to generate  sufficient  future taxable income,  fail to  benefit  from  our tax  planning  strategies  or if there is a material  change in the actual  effective tax rates or time periods within which the underlying timing differences become taxable or deductible. Increases in the valuation  allowance  could  have a  material  adverse  impact on our income tax provision and our net income.  Conversely,  if we continue to generate  profits, and  ultimately  determine that it is more likely than not that all or a portion of the deferred tax assets will be utilized to offset future taxable income (net of any current year stock option deductions),  the remaining valuation allowance of $15.0 million  related to stock option  deductions will result in an increase to additional paid in capital.

Results Of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:

                                              (as a percentage of total revenue)
       December 31,                                 2004        2003       2002
       Revenue:
          Software                                  38.8%       40.9%      38.2%
          Customer support                          47.3        45.9       45.4
          Professional services and education       13.9        13.2       16.4
             Total revenue                         100.0       100.0      100.0
       Cost of revenue:
          Software                                   3.8         3.8        3.1
          Customer support                          10.6        11.7       12.8
          Professional services and education       11.3        11.6       14.5
             Total cost of revenue                  25.7        27.1       30.4
          Gross profit                              74.3        72.9       69.6
       Operating expenses:
          Research and development                  19.7        21.1       20.8
          Selling and marketing                     40.2        39.8       38.1
          General and administrative                 8.9         8.9        9.1
             Total operating expenses               68.8        69.8       68.0
       Operating income                              5.5         3.1        1.6
       Other income, net                             1.5         1.1        1.5
          Income before tax                          7.0%        4.2%       3.1%

     Note: Certain  reclassifications have been made to the prior years' results of operations data to conform to the current year's presentation.  Customer support  revenue and cost of customer  support  revenue  includes  hardware
     revenue  and   cost  of  hardware  revenue  that  was  previously  reported separately.

Revenue

     Total  revenue  increased  by  9.1%  in  2004  compared  to  2003  due to a combination of service  revenue  growth of 13.0% and software  revenue growth of
3.4%.  Total revenue  increased by 5.0% in 2003 compared to 2002 due to software revenue growth of 12.6% and service revenue growth of 0.4%. Total revenue growth is dependent upon continued  software revenue growth accompanied by professional services growth to implement the software products, and a continued high renewal rate of maintenance  contracts to support the installed  base.  Service  revenue growth is highly  correlated with prior period software revenue growth.  Further discussion of revenue trends with  additional  explanation is contained below in each revenue component discussion.

     Revenue by  Geography.  The  following  table sets forth  total  revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

                                                                                            (in thousands)
                                                 % Increase /                   % Increase /
Year ended December 31,                  2004     (decrease)            2003     (decrease)          2002

Total United States Revenue        $  278,177          8.2%       $  257,100          2.2%     $  251,447

Europe, Middle East / Africa           93,972         10.1%           85,339*         9.5%         77,953
Asia / Pacific                         15,793         29.8%           12,171         22.7%          9,916
Canada                                  8,786         10.2%            7,971         42.8%          5,581
Other                                     830        (56.9)%           1,924*        (9.2)%         2,120
Total International Revenue           119,381         11.2%          107,405         12.4%         95,570

Total Revenue                      $  397,558          9.1%       $  364,505          5.0%     $  347,017

Revenue as a % of total revenue:
United States Revenue                      70%                            71%                          72%
International Revenue                      30%                            29%                          28%
Total Revenue Contribution                100%                           100%                         100%

* Note - 2003  revenue  for the Middle East  Africa  Region of $1.5  million  was  reclassified  for
comparability  purposes  from   Other  International  to Europe,  Middle East/Africa  to  reflect an organization change that was effective in 2004.

     Market  acceptance of our P8 products,  and continued  penetration into our installed base, accounted for the growth in all our geographic markets.

     Revenue  generated  in  the  United  States  has  consistently  represented approximately 70% of total revenue for the past three years. International sales volumes  remained  consistant for all three years in local currency.  The dollar increase was due to favorable  foreign  currency  rates against the dollar,  The
Europe,  Middle East, Africa ("EMEA") region is our largest international market contributing  approximately 80% of our international  revenue. Asia Pacific is a much smaller market for FileNet, but produced revenue growth of 59.3% during the three-year period from 2002 to 2004. We made significant investments in the Asia
Pacific  region to support the revenue  growth that we believe will  continue to increase in countries such as China and India.

     We expect  international  revenue to  continue to  represent a  significant percentage of total revenue in the range of 30%. However, international revenues will be adversely affected if the U.S. dollar strengthens  against certain major international  currencies,  especially  the Euro, or if  international  economic conditions remain relatively weak.

     Revenue by Reporting Segment.  The following table sets forth total revenue by  reporting  segment  and as a  percentage  of total  revenue  for the periods indicated:

Revenue by Reporting Segment

                                                                                             (in thousands)
                                                % Increase /                    %Increase /
Year ended December 31,               2004       (decrease)            2003     (decrease)            2002

Revenue:
Software                        $  154,279            3.4%       $  149,214          12.6%      $  132,508
Customer Support                   188,011           12.4%          167,230           6.1%         157,550
Professional Services and
Education                           55,268           15.0%           48,061         (15.6)%         56,959
Total Revenue                   $  397,558            9.1%       $  364,505           5.0%      $  347,017

Revenue as a % of total revenue:
Software                              38.8%                            40.9%                          38.2%
Customer Support                      47.3%                            45.9%                          45.4%
Professional Services and
Education                             13.9%                            13.2%                          16.4%
Total Revenue Contribution           100.0%                           100.0%                         100.0%
Note:  Certain  reclassifications have been made to the prior  years' segment information to conform to the current year's presentation.  The residual operating activity of the previously reported Hardware reporting segment has been  incorporated  into  the  Customer  Support  reporting  segment.  This reclassification is predicated on the reduced scale and change in the nature of on-going hardware operations. The only activity in the Hardware reporting segment is related to supporting  legacy customers with spare parts and supplies, and management no longer reviews the Hardware reporting segment on a stand-alone basis.

     Software.  Software  revenue  consists of fees earned from the licensing of our software  products to our customers.  Software revenue  increased by 3.4% in
2004 compared to 2003,  and by 12.6% in 2003  compared to 2002.  Our P8 platform and associated products were announced early in 2003. We attribute the growth in software  revenue  in both  2004 and 2003 to  market  acceptance  for  these new products.

     Sales to customers  who have  previously  deployed  our products  somewhere within their enterprise comprised  approximately 90% of software revenue in 2004 and drove the  demand in our key  vertical  industries  of  financial  services, insurance,  telecommunications,  manufacturing, government and utilities. We saw these customers  increase usage of our products to expand existing  applications and to create new applications throughout their enterprise with our software. We believe  the IT spending  environment  has  improved  during the past two fiscal years as we have  experienced the return of larger software  deployments by some of our customers. We believe these trends will continue in 2005 with a moderate, but steady  improvement  in IT spending on  enterprise  content  management  and business process management software as large enterprises look for software that
supports  key  business   applications  and  solves  regulatory  and  compliance
requirements related to managing content.

     Customer  Support.  Customer  support  revenue  consists  of  revenue  from software  maintenance  contracts,  "fee for  service"  billings  and the sale of hardware spare parts and supplies.  Support  contracts  entitle our customers to receive  technical  support,  bug fixes and upgrades to new versions of software releases when and if available.  Customer support revenue  increased by 12.4% in
2004 compared to 2003 and by 6.1% in 2003 compared to 2002.  These  increases in customer support revenue reflect an increase in our overall  customer  installed base  combined  with a high  rate of  renewal  in the  existing  customer  base.
Customer support revenue is directly related to the sale of software licenses in prior periods.  Customer  support revenue grew more slowly in both 2004 and 2003 compared to the growth rate in  previous  years as a result of reduced  software sales growth in 2002 and 2003 and software support pricing pressure. A prolonged economic slowdown negatively affects the growth rate of customer support revenue as this revenue stream is directly related to software revenue growth over time.

However,  we believe we will  continue to  experience  a high rate of renewal on support contracts, as our customers tend to deploy mission critical applications using our software to manage content.

     Professional  Services and Education.  Professional  services and education revenue is earned by providing  consulting services to customers for the design, implementation,  deployment,  upgrade and  migration of our  software  products, technical consulting services provided to our resellers,  and training services.
No  modifications  are made to our standard  base product code once the software has  been  sold.  Professional  services  are  usually  performed  on a time and material  basis and are also generated from  short-term  fixed price  offerings.
Professional  services  revenue and education  revenue is dependent on the level and the nature of software  sales in prior periods -  particularly  new customer sales. Professional services revenue decreased in 2003 compared to 2002 and then recovered  in  2004  to the  2002  levels.  We  experienced  fewer  and  smaller consulting  engagements and increased  pricing  pressures in the past two years.
Competitive  pricing pressures have led to higher discounts and an increased use of partners for professional services. The decrease in professional services and
education   revenue  is  also  affected  by  software   revenue  that  has  been
characterized by repeat purchases for additional  software  licenses that do not
require  large-scale   professional  services  engagements  but  rather  smaller
engagements and a lesser need for customer training classes.  We believe we will experience  a moderate,  but steady  improvement  in  professional  services and education  revenue in 2005 based on the software  revenue  trends we experienced during the last half of 2004,  with  strong  dependency  on new system  sales to generate the professional services and education demand from our customers.

Cost of Revenue

     Cost of Revenue by Reporting Segment.  The following table sets forth total cost of  revenue  by  reporting  segment  and as a  percentage  of total cost of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

Cost of Revenue by Reporting Segment

                                                                                                     (in thousands)
                                                  % Increase /                         % Increase /
Year ended December 31,                2004        (decrease)             2003          (decrease)            2002

Cost of revenue:
Software                          $  15,122              9.6%        $  13,800               30.6%       $  10,565
Customer Support                     41,989             (1.9)%          42,785               (4.1)%         44,603
Professional Services and
Education                            44,954              6.2%           42,346              (16.0)%         50,408
Total Cost of Revenue             $ 102,065              3.2%        $  98,931               (6.3)%      $ 105,576

Cost of revenue as a % of
segment revenue:
Software                                9.8%                               9.2%                                8.0%
Customer Support                       22.3%                              25.6%                               28.3%
Professional Services and
Education                              81.3%                              88.1%                               88.5%
Total Cost of Revenue as a
% of Segment Revenue                   25.7%                              27.1%                               30.4%
Note:  Certain  reclassifications have been made to the prior  years' segment information to conform to the current year's presentation.  The residual operating activity of the previously reported Hardware reporting segment has been  incorporated  into  the  Customer  Support  reporting  segment.  This reclassification is predicated on the reduced scale and change in the nature of on-going hardware operations. The only activity in the Hardware reporting segment is related to supporting  legacy customers with spare parts and supplies, and management no longer reviews the Hardware reporting segment on a stand-alone basis.

     Software. Cost of software revenue includes royalties paid to third parties for technology  embedded in our products to enhance features and  functionality, referral fees, amortization of acquired technology, media costs, and the cost to manufacture  and  distribute  software.  The  cost  of  software  revenue  as  a percentage of software  revenue grew 1.8 percentage  points from 8.0% in 2002 to
9.8% in 2004,  resulting  from higher costs not being offset by a  corresponding growth in revenue.  The  increase in software  cost over the period from 2002 to
2004 resulted  from  increased  third party fees and royalties of  approximately
$2.0  million in each of 2003 and 2004 and a $960,000  increase in  amortization expense in 2003 related to the  amortization  of acquired  technology  resulting from the eGrail  acquisition  in April 2002 and the Shana  acquisition  in April
2003.  Going  forward we  anticipate  cost of software  revenue to range between
8%-10%  of  revenue.   Future  acquisitions  resulting  in  additional  acquired
technology and future  integration of additional third party technology with our products  would  result in  increased  software  cost,  but we would expect such increase to be offset by increased revenue.

     Customer Support. The cost of customer support revenue includes the cost of customer support personnel,  facility and technology  infrastructure expenses in our call centers,  and costs of supplies and hardware spare parts.  As disclosed previously,  the residual operating activity of the previously reported hardware business segment has been combined with the customer support reporting  segment.
We do not sell hardware to new customers. We provide spare parts and supplies as an accommodation to our customers who purchased FileNet hardware in prior years.
We view this as a service to our customers.

     The cost of customer  support  revenue as a percentage of customer  support revenue has decreased  from 28.3% in 2002 to 22.3% in 2004.  The  combination of increased  customer  support revenue along with relatively flat customer support cost in all three  years  resulted  in a lowered  percent of cost in relation to revenue.  The  decrease  in cost as a percent of  revenue  was  improved  by our reduction in hardware  revenues  each year,  which were a high cost,  low margin segment. Customer support headcount, excluding the hardware function, has ranged from  252  employees  in 2002 to 259 in 2004.  We  expect  the cost of  customer support  revenue to range between  21%-24% of customer  support  revenue for the near future as long as customer  support  revenue  continues to grow at a higher rate than costs.  We believe the current cost  structure and number of personnel in the customer  support  organization  will be sufficient to support  projected revenue growth.

     Professional  Services and  Education.  Cost of  professional  services and education  revenue  consists of the costs of  professional  services  personnel, training personnel, and third-party  contractors.  The increase in 2004 compared to 2003 is due to  increased  third-party  contractor  expense of $4.3  million, partially offset by decreased facility and depreciation  expense of $1.4 million along with continued cost control in a number of expense areas.  The decrease in cost  from  2002  to  2003  resulted  from  the  reduced  usage  of  third-party contractors  of $3.9 million and lower  personnel  costs of $2.5 million.  These decreases were predicated on the decreased revenue level during this period.

     Professional  services and education  revenue  increased 15% when comparing
2004 to 2003,  while  costs  increased  at a lower rate of 6.2% due to  improved utilization of internal resources.  Professional  services and education revenue and cost both  decreased at the same level in 2003 compared to 2002  maintaining cost at approximately 88% of revenue for both years. We believe our headcount in the  professional  services  and  education  segment  allows for revenue  growth without  adding  additional  resources.  We  expect  professional  services  and education costs as a percentage of professional  services and education  revenue to range between  80%-82% in the near-term  assuming  professional  services and education revenue continues to grow.

Operating Expenses

     Total  Operating  Expenses.  The following table sets forth total operating expense  by  function  and as a  percentage  of total  revenue  for the  periods indicated:

Operating Expenses

                                                                                                        (in thousands)
                                                   % Increase /                        % Increase /
Year ended December 31,                2004         (decrease)              2003        (decrease)               2002

Operating expense:
Research and Development         $   78,248                1.6%       $   77,050              7.4%         $   71,735
Marketing and Sales                 159,716               10.2%          144,975              9.7%            132,109
General and Administrative           35,363                8.9%           32,466              2.6%             31,656
In-process R and D                        -                                    -                                  400         .
Total Operating Expenses         $  273,327                7.4%       $  254,491              7.9%         $  235,900

Operating expense as a % of
total revenue:
Research and Development               19.7%                                21.1%                                20.7%
Marketing and Sales                    40.2%                                39.8%                                38.1%
General and Administrative              8.9%                                 8.9%                                 9.1%
Operating Expense as a % of
Revenue                                68.8%                                69.8%                                68.0%

     Research and Development. Our research and development efforts focus on our
FileNet P8  architecture  as we  continue  to develop and expand our ECM and BPM capabilities.  The  focus  of  these  efforts  is  to  create  functionality  in
Enterprise Content  Management and Business Process  Management  technology that provide a richer competitive product offering to our customers.

     We seek to achieve our  development  objectives  through both  internal and external  resources,  and by obtaining third party technology to enhance product capabilities  through  licensing  agreements  and  acquisitions.  During 2002 we initiated a program  involving  contracted  offshore  development in lower labor cost  countries.  During 2003 we expanded  this offshore  development  effort to include both product  sustainment and product  development  activities.  We have also historically acquired companies to obtain their technology.  During 2003 we acquired  Shana  to  integrate  their  electronic  forms  capabilities  into our products.  During  2002 we  acquired  eGrail  to  integrate  their  web  content management capabilities into our products.

     Our  research  and  development  expense  consists of  personnel  costs for software  developers;  third party  contracted  development  efforts and related facilities  costs.  Research and development  expense  increased by 1.6% in 2004 compared to 2003 and by 7.4% in 2003  compared  to 2002.  The number of research and  development  personnel was 400 in 2004, 456 in 2003 and 430 in 2002. We had
an average  of 93  contract  workers in India  throughout  2004  compared  to an average of 52 contract workers in India in 2003.

     Research and development  expense  increased $1.2 million from 2003 to 2004 and increased $5.3 million from 2002 to 2003. The $1.2 million  increase in 2004 is attributable to our expanded offshore development program with contractors in
India,  which  represented  a $3.2 million  expense  increase that was partially offset by reduced  compensation  expense of $1.7 million in North  America.  The
$4.9  million  increase  from  2002  to 2003 is  attributable  to 26  additional internal employees in North America resulting in higher  compensation,  benefits and relocation  costs of $3.0 million,  increased  facility  related expenses of

$0.5  million   associated   with  the  integration  of  the  eGrail  and  Shana
acquisitions in April of 2002 and 2003,  respectively,  and increased consulting expense of $1.5 million associated with offshore development through contractors in India.

     We intend to continue to  complement  internal  development  with  offshore development as well as with third-party  software through OEM agreements and may execute  additional  technology  acquisitions.  Over time, we believe we will be able to lower our  per-developer  cost  through the use of  offshore  resources.
However,  in the  near  term we do not  plan on  expanding  our use of  offshore contract labor. We believe that research and development expenditures, including
compensation   of  technical   personnel,   are  essential  to  maintaining  our
competitive  position.  We expect  research  and  development  expense  to range between 18%-20% of revenue  assuming  revenue growth in the near-term,  and will gradually decrease on a percentage basis as revenue increases.

     Selling and  Marketing.  We sell our products  through a direct sales force and our indirect  channel  sales  partners.  Our selling and  marketing  expense consists of salaries,  benefits, sales commissions and other expenses related to the direct and indirect  sales force and personnel cost for marketing and market development programs.

     Selling and marketing  expense increased 10.2% in 2004 compared to 2003 and increased  9.7% in 2003  compared  to 2002.  The  number of sales and  marketing employees in 2004 was 530  compared to 549 in 2003 and 541 in 2002.  During this two-year  period,  marketing  personnel  increased by 14  employees  while sales personnel decreased by 25 employees.  This shift in sales and marketing capacity resulted  in a smaller  direct  sales  force,  with  increased  channel  partner business and increased marketing personnel with deep vertical industry knowledge and demand generation capabilities.

     The increase in sales and marketing  expense was $14.7 million from 2003 to
2004.  Personnel related expenses including salaries and benefits increased $7.9 million  year over  year due to a higher  salary  mix  despite  a  reduction  in headcount.  Higher  total  revenue in 2004  resulted in  incremental  commission expense of $4.9 million in 2004 compared to 2003.  Additionally,  travel expense increased  $2.1  million in 2004  compared  to 2003 due to a new sales  coverage model where  resources were deployed by account rather than geography and due to generally  higher business  activity.  This resulted in increased travel both in volume and distances.

     The increase in sales and  marketing  expense of $12.9 million from 2002 to
2003  reflects  a higher  salary  mix as well as  higher  variable  compensation associated  with  higher  revenue in 2003  compared to 2002.  Personnel  related expenses  including salaries and benefits increased $4.6 million year over year.
Higher software  revenue in 2003 resulted in higher  commission  expense of $3.4 million in 2003  compared  to 2002.  In 2003  travel,  training,  and  marketing programs  increased  $3.6  million  from 2002  related to the FileNet P8 product release that was announced in the first quarter of 2003.

     We expect selling and marketing expense to range between 38%-40% of revenue in the near-term, depending on revenue growth.

     General and Administrative. Our general and administrative expense consists of  salaries,  benefits,  and other  expenses  related  to  personnel  costs for finance, information technology,  legal, human resources and general management, and the cost of outside professional services.

     General and  administrative  expense  increased by 8.9% in 2004 compared to
2003 and increased by 2.6% in 2003  compared to 2002.  The number of general and administrative  employees  in 2004  was 168  compared  to 176 in 2003 and 167 in
2002. The $2.9 million increase in absolute dollars in 2004 compared to 2003 was attributable to increased  personnel expense of $1.8 million that included merit increases,  increased  bonuses and the  addition of  restricted  stock  expense.
Increased consulting expense and accounting fees of $1.1 million associated with our efforts to achieve  compliance with Section 404 of the Sarbanes-Oxley Act by
December 31, 2004 also  contributed to the increase in 2004.  Essentially all of the $0.8 million increase in 2003 compared to 2002 was attributable to increased consulting expense and legal fees associated with compliance with other sections of the Sarbanes-Oxley Act.

     We expect  general and  administrative  expense to range between  8%-10% of total revenue in the near-term, depending on revenue growth.

     Purchased  In-Process Research and Development.  There were no acquisitions during  2004 and  there  was no  in-process  research  and  development  expense associated with our April 2003 acquisition of Shana.  Our eGrail  acquisition in
April 2002 of certain assets and certain  liabilities  of eGrail  resulted in an allocation of $400,000 to in-process  research and  development.  The allocation was determined by management  through  established  valuation  techniques in the high-technology  industry  with the  assistance  of an  independent  third-party appraiser.  In-process  research and development  was expensed upon  acquisition because  technological  feasibility  had  not  been  established  and no  future alternative uses existed.

     Other Income,  Net. Other income, net consists of interest income earned on our cash, cash  equivalents and investments,  and other items including  foreign exchange gains and losses. Other income, net of other expenses, was $6.0 million in 2004,  $4.1  million in 2003 and $5.2  million in 2002.  The increase in 2004 compared to 2003 was due almost  entirely  to an increase in interest  income of
$1.9 million based on increased  cash, cash  equivalents and investment  amounts and a higher weighted-average  interest rate. The weighted average interest rate earned on cash, cash  equivalents  and  investments was 2.21% in 2004,  1.39% in
2003 and 1.98% in 2002.  The overall  decrease in 2003 from 2002 of $1.1 million was primarily attributable to a lower net foreign exchange gain of approximately
$700,000 due to a continued  weakening  of the dollar  against the Euro in 2003,
and  reduced  interest  income  of   approximately   $400,000  due  to  a  lower
weighted-average interest rate in 2003 compared to 2002.

     Provision for Income Taxes. The benefit for income taxes was ($1.3) million in 2004, compared to a provision for income taxes of $4.2 million in 2003 and of
$2.5  million in 2002.  The  effective  tax rate was (5%),  28%, and 23% for the years ended December 31, 2004,  2003 and 2002,  respectively.  The decreased tax rate in 2004 was due to the benefit of $13.5  million  from the  reversal of the valuation  allowance  associated with domestic net operating loss  carryforwards and other  temporary  differences.  Subsequent  to the reversal of the valuation allowance,  we expect our on-going  effective tax rate to range between 30%-40%.
These rates, however, can fluctuate outside our expectations  depending upon the mix of our profits between domestic and lower taxed foreign locations.

Quarterly Results of Operations

     Quarterly  revenues  and  expenses  have  historically  been  affected by a variety  of  factors,  including  the timing of large  enterprise  transactions, seasonality  of economic  activity  in Europe,  and to some degree the timing of budget approvals in the government sector.  Historically,  the fourth quarter is our highest quarter and we expect these trends to continue in 2005.

     The following table sets forth selected unaudited quarterly information for our last eight fiscal  quarters.  This information has been prepared on the same basis as the  Consolidated  Financial  Statements and all necessary  adjustments
(which consisted only of normal recurring adjustments) have been included in the amounts  stated below to present fairly the results of such periods when read in conjunction  with  the  Consolidated  Financial  Statements  and  related  notes included elsewhere herein.

                                                                        (in thousands, except per share amounts)
                                                   First       Second        Third        Fourth         Fiscal
                                                 Quarter      Quarter       Quarter      Quarter           Year
Year ended December 31, 2004:
   Revenue                                   $    99,498  $    94,086  $    96,488   $   107,486  $     397,558
   Gross profit                                   74,845       69,862       71,358        79,428        295,493
   Income before income taxes                      4,876        2,633        7,756        12,860         28,125
   Net income                                      3,998        2,159        6,360        16,897         29,414
   Basic earnings per share                         0.10         0.06         0.16          0.42           0.75
   Diluted earnings per share                       0.10         0.05         0.16          0.41           0.72

Year ended December 31, 2003:
   Revenue                                   $    87,049  $    87,117  $    89,389   $   100,950  $     364,505
   Gross profit                                   62,390       63,206       64,516        75,462        265,574
   Income before income taxes                      1,908        1,964        3,453         7,842         15,167
   Net income                                      1,336        1,452        2,486         5,646         10,920
   Basic earnings per share                         0.04         0.04         0.07          0.15           0.30
   Diluted earnings per share                       0.04         0.04         0.06          0.14           0.29

Liquidity And Capital Resources

     As of December 31, 2004, cash and cash  equivalents  and  investments  were
$348.7  million,  an increase of $100.4  million from $248.3 million at December
31, 2003. Cash, cash  equivalents and investments  include $266.9 million in the
United States and $81.8 million held by our foreign subsidiaries.  Cash and cash equivalents  consist of high quality and highly liquid investments in short-term money  market  funds,  United  States  government  agency  discount  notes,  and
Corporate Notes. Cash equivalent  investments  include instruments with original maturities  of 90 days or  less.  Short-term  investments  include  auction-rate securities and instruments with maturities of greater than 90 days and less than
365 days.  Long-term  investments consist of high grade corporate and government securities with maturities greater than 12 months and less than three years.

     Our two major sources of cash,  as more fully  discussed  below,  have been cash  generated from  operations  and cash generated from financing  activities.
Cash flows from operations was $70.0 million in 2004,  $52.2 million in 2003 and
$21.4 million in 2002.  Cash provided by financing  activities was $36.1 million in 2004, $21.3 million in 2003 and $4.7 million in 2002.

     Net  income is a primary  source of cash  from  operating  activities.  Net income was $29.4 million, $10.9 million and $8.3 million in 2004, 2003 and 2002, respectively.  Depreciation and amortization added to net income to provide cash from  operating  activities - although the amount has declined  each year due to tight budgetary control over capital spending. Depreciation and amortization was
$16.4 million in 2004, $19.4 million in 2003 and $21.6 million in 2002. Our cash from operations is also impacted by changes in working capital accounts. Changes in accounts  receivable  and  unearned  revenue have  typically  had the largest impact on our cash flows. The days sales outstanding metric, which is calculated by  dividing  quarter-end  accounts  receivable  by average  daily sales for the quarter, was 31 days, 40 days and 47 days as of December 31, 2004, 2003 and 2002
respectively.    We  believe  that  we  will  continue  to  generate  cash  from unearned  revenues  but expect  increases  in cash due to  declines  in accounts receivable to lessen.  We attempt to structure our sales  contracts to require a majority of payments in 30 days or less, and all payments in 90 days or less. To the extent that competitive  pressures  require us to extend our terms, it would result in a decrease to our operating cash flows.  Our annual  customer  support agreements  are  typically  prepaid  at the  beginning  of the  support  period, resulting  in a large  cash  inflow and a  corresponding  increase  in  deferred revenue. This has historically resulted in significant cash inflows in the first quarter,  when the largest portion of our support  agreements  renews. We expect this trend to continue in the future.

     Net cash used for investing  activities  was $88.5  million in 2004,  $64.2 million in 2003 and $27.0  million in 2002.  Capital  spending  has been  fairly consistent and under tight budgetary  control and accounted for net cash used of
$9.4 million in 2004,  $9.2 million in 2003 and $10.8 million in 2002. We do not expect capital expenditure levels in 2005 to differ significantly from the level of the past few years.  Significant  changes in cash from  investing  activities have resulted from the purchase and sale of investments and, to a lesser extent, cash paid for  acquisitions.  Excess  cash from  operations  is invested in high quality  debt  instruments  and  securities,  and the  timing of  purchases  and maturities of investments could result in significant short-term fluctuations in net cash used or generated from investing activities.  As long as we continue to generate excess cash, we expect to invest such amounts and thus continue to show a net use of cash related to investing activities.  However, based on the nature of our investment  policy,  all such investments are available in the short term if needed for any reason.

     Net cash  provided by  financing  activities  results  from the proceeds of common stock related to employee  stock option plans and employee stock purchase plans. As previously  noted, the cash generated from this activity  increased to
$36.1 million from $21.3 million in 2003 and $4.7 million in 2002.  Stock prices favorably  influenced this activity.  As long as our stock price is greater than the  exercise  price of  outstanding  stock  options,  we expect to  continue to generate cash from option exercises.

     The effect of exchange  rate changes on cash and cash  equivalents  held in foreign currency resulted in net cash inflows in all three years as the Euro and other currencies progressively strengthened against the dollar.

     We have no borrowing arrangements as of December 31, 2004. On June 27, 2003 our $5.0 million  multi-currency  revolving line of credit expired in accordance with its terms and was not renewed because the cost of carrying the line did not justify  the level of usage.  We have been  able to meet  escrow  needs  through existing bank relationships in the United States and internationally.

     We  believe  that our  present  cash  balances,  together  with  internally generated  funds,  will be  sufficient  to meet our working  capital and capital expenditures throughout 2005. See "Risk Factors".

     Commitments.  We  lease  certain  of  our  facilities  under  noncancelable operating lease  arrangements that expire at various dates through 2013. We have certain  royalty  commitments  associated with licensing of third party products that require  minimum  payments or  contractual  prepayments.  We have  contract commitments  associated with third party development  agreements.  The following table summarizes  future minimum  payments for these  obligations as of December
31, 2004:

                                                                                         (in thousands)
                                                                Payments Due by Period                        .
                                          Total         2005     2006-2007    2008-2009     Thereafter
Contractual obligations:
  Operating leases                     $ 55,646     $ 12,265      $ 22,161     $ 15,435        $ 5,785
  Third party licensing contracts         3,032        3,032             -            -              -
  Third party development contracts       4,155        2,775         1,380            -              -        .
Total contractual cash obligations    $  62,833     $ 18,072      $ 23,541     $ 15,435        $ 5,785

     We have bank  guarantees  issued in local  currencies in Europe and Asia as discussed  in Note 15 of the Notes to  Consolidated  Financial  Statements.  The
following  table  summarizes  future minimum  commercial  commitments  for these obligations as of December 31, 2004:

                                                                                                (in thousands)
                                                      Amount of Commitment Expiration Per Period                   .
                                           Total
                                         Amounts                            2006-          2008-
Other commercial commitments:          Committed            2005            2007           2009     Therafter      .
  Secured and unsecured bank
   guarantees                          $   2,555       $   1,506        $    877        $   172        $    -      .
Total commercial commitments           $   2,555       $   1,506        $    877        $   172        $    -      .

OTHER MATTERS

     Environmental   Matters.  We  are  not  aware  of  any  issues  related  to environmental  matters that have, or are expected to have, a material  effect on our business.

Impact of Recently Issued Accounting Pronouncements

       NEW ACCOUNTING PRONOUNCEMENTS

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

     In  December  2004,  the  FASB  revised   Statement  No.  123  (FAS  123R),
"Share-Based  Payment,"  which requires  companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date  fair value of the award.  The cost will be recognized over the period during which an employee is required to provide  service in exchange for the award,  usually the vesting  period.  The accounting  provisions of FAS 123R will be effective as of the beginning of the first interim or annual  reporting period that begins after
June 15, 2005. We will adopt the  provisions of FAS 123R on July 1, 2005 using a modified prospective  application.  Under the modified prospective  application,
FAS 123R, will apply to new awards,  unvested awards that are outstanding on the effective  date and any awards  that are  subsequently  modified  or  cancelled.
Compensation  expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the  compensation  cost calculated for pro forma disclosure purposes under FAS 123 (Note 2 Stock-Based Compensation). We  are in the process of  determining  how  the  new method  of valuing  stock-based  compensation  as prescribed  in  FAS  123R  will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation  expense related to such awards will have on our financial statements.

     Inflation.  We believe that  inflation has not had a significant  impact on the price of our products,  the cost of our materials,  or our operating results for any of the three years ended December 31, 2004.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     Our exposure to market rate risk for changes in interest  rates  relates to our investment  portfolio.  We have not used derivative financial instruments in our investment  portfolio.  We place our investments with  high-quality  issuers and,  by  policy,  limit the amount of credit  exposure  to any one  issuer.  We protect  and  preserve  our  invested  funds by  limiting  default,  market  and
reinvestment   risk.  Our  investments  in  marketable   securities  consist  of
high-grade  corporate and  government  securities  with  maturities of less than three years.  Investments purchased with an original maturity of three months or less are considered to be cash  equivalents.  We classify all of our investments as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses,  net of tax, reported in a separate  component of  stockholders'  equity.  Average  maturity  of our  investment  portfolio  is approximately  3 months;  therefore,  the movement of interest  rates should not have a material impact on our balance sheet or income statement.

     At any time, a significant increase/decrease in interest rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed  a  sensitivity  analysis as of  December  31, 2004 and 2003,  using a modeling  technique  that measures the change in the fair values  arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held
constant.   The   analysis   covers   our   investment   and  is  based  on  the
weighted-average  maturity of our  investments as of December 31, 2004 and 2003.
The sensitivity  analysis  indicated that a hypothetical 50 basis points adverse movement  in  interest  rates  would  result in a loss in the fair values of our investment  instruments  of  approximately  $323,000  at  December  31, 2004 and approximately  $194,000 at December 31, 2003. Similarly a hypothetical 100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values of our  investments  of  approximately  $645,000 at December 31, 2004 and approximately $388,000 at December 31, 2003.

     The following table provides  information about our investment portfolio at
December 31, 2004:

                                                           (in thousands)
                                                               Estimated
  Debt Securities                          Cost               Fair Value

    Due in one year or less:
       Short-term munis-taxable     $   120,725             $    120,725
       Corporate                         15,724                   15,682
       Governments/Agencies              75,087                   74,789
  Total due in one year             $   211,536             $    211,196

  Due in one to three years:
       Government/Agencies               14,364                   14,256
   Total due in one to three years       14,364                   14,256

      Grand total                   $   225,900             $    225,452

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
We have entered into forward  foreign  exchange  contracts in an effort to hedge against the effects of fluctuating  currency  exchange rates on monetary  assets and liabilities  denominated in currencies other than the functional currency of the relevant  entity  (mainly in Europe and Asia  Pacific).  We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting  policies for these  contracts  are based on our  designation  of the contracts  as  hedging  transactions.  Gains  and  losses  on  foreign  exchange contracts are recognized in income in the same period as gains and losses occur.
Our forward contracts have an original maturity of three months. These contracts were opened on the last  business day of the quarter and thus had a nominal fair value as of December 31, 2004.

     Cumulative other comprehensive income increased from a gain of $5.6 million during 2003, to a gain of $11.0 million during 2004,  due to unrealized  foreign currency  translation  gains of $5.4 million resulting from the strengthening of the Euro against the U.S. dollar during 2004.

Item 8.   Financial Statements and Supplementary Data

     The  consolidated  financial  statements  for the years ended  December 31,
2004,  2003 and 2002 are  incorporated  herein by reference  and  submitted as a separate section of this Form 10-K. (See Item 15).

Item 9.   Changes  in  and  Disagreements  with  Accountants on  Accounting  and
          Financial Disclosure

     None.

Item 9a.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

     As of December 31, 2004, the end of the period  covered by this report,  an evaluation was carried out under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and our Chief Financial
Officer,  of the  effectiveness  of the design and  operation of our  disclosure controls and procedures as required by Securities  Exchange Act of 1934 Rule 13a
- 15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure  controls and procedures were effective at the  reasonable  assurance  level.  There  has been no  change  in our  internal controls over financial reporting during our most recent fiscal quarter that has materially affected,  or is reasonably likely to materially affect, our internal controls over financial reporting

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for  establishing  and  maintaining  adequate internal  control  over  financial  reporting;  as such term is  defined  in the
Securities  Exchange Act of 1934 Rules  13a-15(f).  Under the supervision of our management,  including our principal  executive officer and principal  financial officer,  we conducted an  evaluation of our internal  controls  over  financial reporting.  We based our  evaluation  on  the  framework  in Internal  Control -
Integrated Framework issued by the Committee of Sponsoring  Organizations of the
Treadway  Commission  (COSO).  Based  on  our  evaluation under the framework in
Internal  Control  -  Integrated Framework, management  has concluded  that  our internal control over financial reporting was effective as of December 31, 2004.

     Our  management's  assessment of the  effectiveness of our internal control over  financial  reporting  as of December 31, 2004 has been audited by Deloitte and Touche LLP, an  independent  registered  public  accounting  firm  that also audited our  financial  statements,  as stated in their report which is included herein.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
FileNet Corporation
Costa Mesa, California

     We have  audited  management's  assessment,  included  in the  accompanying
Management's Report on Internal Control Over Financial Reporting,   that FileNet
Corporation and  subsidiaries  (the  "Company")  maintained  effective  internal control over  financial  reporting  as of December  31, 2004,  based on criteria established in Internal Control--Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining  effective internal control over financial reporting and for its assessment of the  effectiveness  of internal control over financial
reporting.   Our  responsibility  is  to  express  an  opinion  on  management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We  conducted  our audit in  accordance  with the  standards  of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the audit to obtain  reasonable  assurance  about  whether effective  internal  control over  financial  reporting  was  maintained  in all material  respects.  Our audit included  obtaining an  understanding of internal control over financial reporting,  evaluating management's  assessment,  testing and evaluating the design and operating  effectiveness of internal control,  and
performing   such  other   procedures   as  we   considered   necessary  in  the
circumstances.  We believe that our audit  provides a  reasonable  basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's  board of  directors,  management,  and  other  personnel  to  provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally  accepted  accounting  principles.  A company's  internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

     Because of the inherent  limitations  of internal  control  over  financial reporting,  including  the  possibility  of  collusion  or  improper  management override of controls,  material  misstatements  due to error or fraud may not be prevented or detected on a timely basis. Also,  projections of any evaluation of the  effectiveness  of the internal  control over financial  reporting to future periods are subject to the risk that the controls may become inadequate  because of changes in conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

     In  our  opinion,  management's  assessment  that  the  Company  maintained effective internal control over financial  reporting as of December 31, 2004, is fairly stated, in all material  respects,  based on the criteria  established in
Internal  Control--Integrated  Framework  issued by the  Committee of Sponsoring
Organizations  of the  Treadway  Commission.  Also in our  opinion,  the Company maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal
Control--Integrated   Framework   issued   by  the   Committee   of   Sponsoring
Organizations of the Treadway Commission.

     We have also  audited,  in  accordance  with the  standards  of the  Public
Company Accounting Oversight Board (United States),  the consolidated  financial statements  and  financial  statement  schedule  as of and  for the  year  ended
December 31, 2004 of the Company and our report  dated March 11, 2005  expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Costa Mesa, California
March 11, 2005

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Election of Directors," under the caption  "Executive  Officers of the
Company,"  under the  caption  "Section  16(a)  Beneficial  Ownership  Reporting
Compliance"  and under the  caption  "Code of  Ethics" of our  definitive  Proxy
Statement  for our 2005  Annual  Meeting  to be filed  with the  Securities  and
Exchange Commission.

Item 11.   Executive Compensation

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Executive  Compensation" and under the caption "Election of Directors"
of our definitive  Proxy  Statement for our 2005 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.   Security Ownership  of Certain  Beneficial Owners and  Management and
           Related Stockholder Matters

     We hereby  incorporate  by reference the  information  appearing  under the
caption  "Voting   Securities  and  Principal   Holders   Thereof"  and  "Equity
Compensation  Plans"  of our  definitive  Proxy  Statement  for our 2005  Annual
Meeting to be filed with the Securities and Exchange Commission.

Item 13.   Certain Relationships and Related Transactions

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Related Party  Transactions" of our definitive Proxy Statement for our
2005 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 14.   Principal Accountant Fees and Services

     We hereby  incorporate  by reference the  information  appearing  under the caption  "Principal  Accountant  Fees  and  Services"  of our  definitive  Proxy
Statement  for our 2005  Annual  Meeting  to be filed  with the  Securities  and
Exchange Commission.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedule

     (a)  Report of  Independent  Registered  Public  Accounting Firm, Financial
          Statements and Financial Statement Schedule

                                                                                      Page

         Report of Independent Registered Public Accounting Firm                       F-2

         Consolidated Balance Sheets at December 31, 2004 and December 31, 2003        F-3

         Consolidated Statements of Operations for each of the three years in
         the period ended December 31, 2004                                            F-4

         Consolidated Statements of Comprehensive Operations for each of the
         three years in the period ended December 31, 2004                             F-5

         Consolidated Statements of Stockholders' Equity for each of the three
         years in the period ended December 31, 2004                                   F-6

         Consolidated Statements of Cash Flows for each of the three years in
         the period ended December 31, 2004                                            F-7

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

      10.18*+     Form of Amended and Restated Letter Agreement by and among Registrant and certain  Executive  Officers
                  (filed as Exhibit 10.18 to Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June 30,
                  2003).(2)

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

      23.1        Consent of Independent Registered Public Accounting Firm

      31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

      32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
   ________________________________________________________________________________________________________________

   * Incorporated herein by reference                   + Management contract, compensatory plan or arrangement

     (1)  Amended and Restated Letter Agreement, dated May 15, 2003 was entered into by and between  Registrant and  Messrs.  Sam  Auriemma,  Chief Financial Officer and Ron L. Ercanbrack, President

     (2)  Amended and Restated Letter Agreement,  dated May 15, 2003 was entered into by and between Registrant and Messrs. Martyn D. Christian,  David D. Despard,  Frederick P. Dillon,  Karl J. Doyle,  William J.
          Kreidler, Chas W. Kunkelmann, Philip  Rugani, Daniel S. Whelan, Franz  X. Zihlmann, and Ms. Audrey N.
          Schaeffer.  Amended and Restated  Letter  Agreement  with substantially the same terms and conditions was  entered  into  between  Registrant  and  Philip C. Maynard  dated  August 30, 2004,  and  L. Kim
          Poindexter dated January 1, 2005.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          FILENET CORPORATION

Date: March 15, 2005            By:       /s/    Lee D. Roberts                       .
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

March 15, 2005                   /s/ Lee D. Roberts                           .
                                 Lee D. Roberts
                                 Chief Executive Officer and
                                 Chairman of the Board
                                (Principal Executive Officer)

March 15, 2005                    /s/ Sam M. Auriemma                         .
                                 Sam M Auriemma,
                                 Chief Financial Officer and Senior Vice
                                 President, Finance (Principal Financial
                                 and Accounting Officer)

March 15, 2005                   /s/ Theodore J. Smith                        .
                                 Theodore J. Smith
                                 Director

March 15, 2005                   /s/ L. George Klaus                          .
                                 L. George Klaus
                                 Director

March 15, 2005                   /s/ John C. Savage                           .
                                 John C. Savage
                                 Director

March 15, 2005                   /s/ Roger S. Siboni                          .
                                 Roger S. Siboni
                                 Director

                   Index to Consolidated Financial Statements

     As required under Item 8,  Financial  Statements  and  Supplementary  Data,
FileNet  Corporation's  consolidated  financial  statements are provided in this separate section as follows:
                                                                                       Page

     Report of Independent Registered Public Accounting Firm                            F-2

     Consolidated Balance Sheets at December 31, 2004 and December 31, 2003             F-3

     Consolidated Statements of Operations for each of the three years in the
        period ended December 31, 2004                                                  F-4

     Consolidated Statements of Comprehensive Operations for each of the
        three years in the period ended December 31, 2004                               F-5

     Consolidated Statements of Stockholders' Equity for each of the three years
        in the period ended December 31, 2004                                           F-6

     Consolidated Statements of Cash Flows for each of the three years in the
        period ended December 31, 2004                                                  F-7

     Notes to Consolidated Financial Statements                                         F-8

     Schedule II.  Valuation and Qualifying Accounts and Reserves                       S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
FileNet Corporation:

     We have audited the  accompanying  consolidated  balance  sheets of FileNet
Corporation and  subsidiaries  (the "Company") as of December 31, 2004 and 2003,
and the related consolidated statements of operations, comprehensive operations, stockholders'  equity,  and cash flows for each of the three years in the period ended  December  31, 2004.  Our audits also  included  the  financial  statement schedule listed in the Index at Item 15(a).  These financial  statements and the financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial  statements and the financial statement schedule based on our audits.

     We  conducted  our audits in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion,  such consolidated  financial statements present fairly, in all  material  respects,  the  financial  position  of FileNet  Corporation  and subsidiaries  as of  December  31,  2004  and  2003,  and the  results  of their operations  and their cash flows for each of the three years in the period ended
December 31, 2004, in conformity with accounting  principles  generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule,  when  considered  in  relation  to the basic  consolidated  financial statements taken as a whole,  presents  fairly,  in all material  respects,  the information set forth therein.

     We have also  audited,  in  accordance  with the  standards  of the  Public
Company  Accounting  Oversight Board (United States),  the  effectiveness of the
Company's  internal  control over  financial  reporting as of December 31, 2004, based on  Internal  Control--Integrated  Framework  issued by the  Committee  of
Sponsoring Organizations of the Treadway Commission,  and our report dated March
11, 2005  expressed an  unqualified  opinion on  management's  assessment of the effectiveness of the Company's internal control over financial  reporting and an unqualified  opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Costa Mesa, California
March 11, 2005

                                  CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                             (in thousands, except share and per share amounts)
December 31,                                                              2004            2003
Current assets:
   Cash and cash equivalents                                       $   123,217     $   100,605
   Short-term investments                                              211,196         134,986
   Accounts receivable, net of allowances for doubtful accounts and sales returns of $3,835 and $3,917 at December 31,
     2004 and 2003, respectively                                        35,878          38,096
   Prepaid expenses and other current assets                            12,179          13,174
   Deferred income taxes                                                 3,681           3,551
                 Total current assets                                  386,151         290,412

Property, net                                                           21,738          26,922
Long-term investments                                                   14,256          12,672
Goodwill                                                                27,268          26,170
Intangible assets, net of accumulated amortization of  $4,750 and
$2,386 at December 31, 2004 and 2003, respectively                       6,188           7,979
Deferred income taxes                                                   36,028          23,001
Other assets                                                             2,037           4,692
                 Total assets                                      $   493,666     $   391,848

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $    13,868     $    11,006
   Accrued compensation and benefits                                    33,674          27,648
   Customer deposits and advances                                        9,007           5,217
   Unearned customer support revenue                                    47,145          40,691
   Income tax payable                                                    5,374           1,492
   Other accrued liabilities                                            14,201          15,032
                 Total current liabilities                             123,269         101,086

Unearned customer support revenue                                        2,533           1,614
Commitments and contingencies (Notes 9, 14 and 15)

Stockholders' equity:
   Preferred stock, $0.10 par value; 7,000,000 shares
     authorized; none issued and outstanding
   Common stock, $0.01 par value; 100,000,000 shares authorized;
     41,690,989 shares issued and 40,592,989 shares outstanding at
     December 31, 2004; and 38,906,640 shares issued and
     37,808,640 shares outstanding at December 31, 2003                284,490         234,025
   Deferred compensation                                                (6,530)              -
   Retained earnings                                                    93,512          64,098
   Accumulated other comprehensive income                               10,959           5,592
   Treasury stock, at cost; 1,098,000 shares at                        382,431         303,715
     December 31, 2004 and 2003                                        (14,567)        (14,567)
   Net stockholders' equity                                            367,864         289,148
                 Total liabilities and stockholders' equity        $   493,666     $   391,848

                     See accompanying Notes to Consolidated Financial Statements

                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (in thousands, except share and per share amounts)
Year Ended December 31,                                      2004           2003              2002
 Revenue:
   Software                                           $   154,279    $   149,214       $   132,508
   Customer support                                       188,011        167,230           157,550
   Professional services and education                     55,268         48,061            56,959
   Total revenue                                          397,558        364,505           347,017

 Cost of revenue:
   Cost of software                                        15,122         13,800            10,565
   Cost of customer support                                41,989         42,785            44,603
   Cost of professional services and education revenue     44,954         42,346            50,408
    Total cost of revenues                                102,065         98,931           105,576
 Gross profit                                             295,493        265,574           241,441

 Operating expenses:
   Research and development                                78,248         77,050            71,735
   Selling and marketing                                  159,716        144,975           132,109
   General and administrative                              35,363         32,466            31,656
   In-process research and development                          -              -               400
   Total operating expenses                               273,327        254,491           235,900

 Operating income                                          22,166         11,083             5,541

 Other income, net                                          5,959          4,084             5,209

 Income before income taxes                                28,125         15,167            10,750

 Provision (benefit) for income taxes                      (1,289)         4,247             2,478

 Net income                                           $    29,414    $    10,920       $     8,272

 Earnings per share:
   Basic                                              $       .75    $       .30       $       .23
   Diluted                                            $       .72    $       .29       $       .23

 Weighted average shares outstanding:
   Basic                                                   39,095         36,532            35,590
   Diluted                                                 40,994         38,089            36,709

               See accompanying Notes to Consolidated Financial Statements

                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                                                     (in thousands)
Year Ended December 31,                                      2004             2003            2002
 Net income                                           $    29,414      $    10,920      $    8,272

 Other comprehensive income:
     Foreign currency translation
         adjustments                                        5,590           12,093           7,631
     Unrealized holding gains (losses) on
         available-for-sale securities, net of tax           (223)            (119)             27
     Other comprehensive income                             5,367           11,974           7,658
 Comprehensive income                                 $    34,781      $    22,894      $   15,930

                        See accompanying Notes to Consolidated Financial Statements

                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                      (in thousands)

                                                                              Accumulated
                              Common                                                Other
                               Stock                  Deferred   Retained   Comprehensive   Treasury Stock
                              Shares      Amount  Compensation   Earnings      Operations           Shares       Amount       Total

Balances at January 1, 2002   36,390  $  199,526       $     -  $  44,906     $   (14,040)      $   (1,098)   $ (14,567)  $ 215,825

Stock options exercised          286       2,753                                                                              2,753
Stock option income tax
benefit                                      685                                                                                685
Common stock issued under the
 Employee Qualified Stock
  Purchase Plan                  339       3,712                                                                              3,712
Foreign currency translation
  adjustment                                                                        7,631                                     7,631
Unrealized holding gains on
   available-for-sale-securities                                                       27                                        27
Net income                                                          8,272                                                     8,272
Balances at December 31, 2002 37,015  $  206,676       $     -  $  53,178     $    (6,382)     $   (1,098)    $ (14,567)  $ 238,905

Stock options exercised        1,553      17,569                                                                             17,569
Stock option income tax
benefit                                    5,865                                                                              5,865
Common stock issued under
  the Employee Qualified Stock
  Purchase Plan                  339       3,788                                                                              3,788
Non-employee stock
   compensation                              127                                                                                127
Foreign currency translation
     adjustment                                                                    12,093                                    12,093
Unrealized holding gains on
  available-for-sale-securities                                                     (119)                                     (119)
Net income                                                         10,920                                                    10,920
Balances at December 31, 2003 39,907  $  234,025       $     -  $  64,098     $     5,592       $   (1,098)   $ (14,567)  $ 289,148

Stock options exercised        2,271      30,669                                                                             30,669
Stock option income tax
benefit                                    7,087                                                                              7,087
Common stock issued under
  the Employee Qualified Stock
  Purchase Plan                  236       5,445                                                                              5,445
Non-employee stock
   compensation                                4                                                                                  4
Restricted stock granted         277       7,260        (6,530)                                                                 730
Foreign currency translation
     adjustment                                                                     5,590                                     5,590
Unrealized holding gains on
  available-for-sale-securities                                                     (223)                                     (223)
Net income                                                        29,414                                                     29,414
Balances at December 31, 2004 41,691  $  284,490      $ (6,530) $ 93,512      $    10,959       $   (1,098)  $  (14,567)  $ 367,864

                                             See accompanying Notes to Consolidated Financial Statements

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                (in thousands)
   Year Ended December 31,                                             2004            2003              2002

   Cash flows provided by operating activities:
   Net income                                                   $    29,414     $    10,920        $    8,272
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Purchased in-process research and development                                          -               400
   Depreciation and amortization                                     16,350          19,378            21,588
   Loss on sale of fixed assets                                         426              27                47
   Provision for doubtful accounts and sales returns                  1,108             653             1,752
   Deferred income taxes                                            (13,158)         (3,956)            1,629
   Stock option income tax benefit                                    7,087           5,865               685
   Changes in operating assets and liabilities, net of
      effects of acquisition:
   Accounts receivable                                                1,918           8,835            (7,818)
   Prepaid expenses and other current assets                            920           3,723            (3,000)
   Accounts payable                                                   2,502           2,325              (940)
   Accrued compensation and benefits                                  5,301           5,309             2,101
   Customer deposits and advances                                     3,774           2,198            (1,895)
   Unearned customer support revenue                                  6,855          (2,276)            4,651
   Income taxes payable                                               3,898           2,349            (3,966)
   Other assets and liabilities                                       3,625          (3,183)           (2,066)
   Net cash provided by operating activities                         70,020          52,167            21,440

   Cash flows used for investing activities:
   Capital expenditures                                              (9,435)         (9,177)          (10,825)
   Proceeds from sale of property                                       106             135                66
   Note receivable                                                        -             294            (1,900)
   Cash paid for acquisitions, net of cash acquired                       -          (8,073)           (9,359)
   Purchases of investments                                        (131,360)       (141,668)         (151,578)
   Proceeds from sales and maturities of investments                 52,225          94,305           146,571
   Net cash used in investing activities                            (88,464)        (64,184)          (27,025)

   Cash flows provided by financing activities:
   Proceeds from issuance of common stock                            36,114          21,357             6,465
   Principal payments on capital lease obligations                     -                (16)           (1,799)
   Net cash provided by financing activities                         36,114          21,341             4,666

   Effect of exchange rate changes on cash and cash
      equivalents                                                     4,942           9,927             6,521

   Net increase in cash and cash equivalents                         22,612          19,251             5,602
   Cash and cash equivalents, beginning of year                     100,605          81,354            75,752
   Cash and cash equivalents, end of year                       $   123,217     $   100,605       $    81,354

   Supplemental cash flow information:
   Interest paid                                                $        38     $        48       $       100
   Income taxes paid                                            $       349     $     3,050       $    $4,301
   See Note 4 for non-cash investing and financing activities                                                           .

                              See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Nature of Operations

     FileNet Corporation  ("FileNet" or "the Company") develops,  markets, sells and supports a framework for Enterprise Content Management ("ECM") software that delivers capabilities in a tightly integrated offering.  The Company markets its products  to a broad range of  industries  in more than 90  countries  through a global sales, service and support organization,  including its ValueNet business partner  program of value added  resellers,  system  integrators and independent software vendors.

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

     Use of Estimates.  The  preparation  of financial  statements in conformity with accounting  principles  generally  accepted in the United States of America requires  management to make estimates and assumptions  that affect the reported amounts of assets and  liabilities  and disclosure of contingent  liabilities at the date of the financial  statements  and the reported  amounts of revenues and expenses  during the reporting  period.  Actual  results could differ from those estimates.  Estimates are used for, but not limited to, the  accounting  for the allowance  for doubtful  accounts and  sales returns,  contingencies and income taxes.

     Foreign Currency Translation. The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency.
Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date.  Revenues,  costs and expenses are  translated at the rates of exchange prevailing during the year. Translation  adjustments resulting from this process are included in  stockholders'  equity.  Gains and losses from foreign  currency  transactions are included in other income,  net.  Transaction gains  incurred  during the years ended  December 31,  2004,  2003 and 2002 were approximately $890,000, $700,000, and $1.5 million, respectively.

     Cash Equivalents.  Investments purchased with an original maturity of three months or less are  considered  to be cash  equivalents  and are stated at cost, which approximates fair value. Cash equivalents  consist of cash, time deposits, commercial  paper, U.S.  government and U.S.  government  agencies  instruments, money market funds and other money market  instruments.  The Company invests its excess cash only in investment AAA grade money market instruments from companies in a variety  of  industries  and,  therefore,  believes  that it bears  minimal principal risk.  During 2004 the Company changed the  classification  of certian securitites  from cash  equivalents to short-term  investments and  reclassified prior years to the current year's presentation (Note 7).

     Investments.  The Company's  investments  consist of marketable  high-grade corporate and government  securities  with  maturities of less than three years.
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
The Company does not  anticipate  a material  loss  resulting  from credit risks related to any of these institutions (Note 16).

     Fair Value of  Financial  Instruments.  The  recorded  amounts of financial assets and liabilities at December 31, 2004 and 2003, approximate fair value due to the relatively  short period of time between  origination of the  instruments and their expected realization.

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

     Property.  Property is stated at cost.  Depreciation  is computed using the straight-line  method over the  estimated  useful  lives of the related  assets, generally  three to five years.  Leasehold  improvements  are amortized over the shorter of the  economic  lives of the  improvements  or the term of the related lease (Note 8).

     Long-Lived  Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived  Assets." In accordance with SFAS No. 144,  long-lived assets are reviewed for events or changes in  circumstances  that  indicate that their carrying value may not be recoverable from future cash flows. Based on the
Company's most recent  analysis,  the Company believes there is no impairment at
December 31, 2004.

     Goodwill.  SFAS No. 142,  "Goodwill and Other Intangible  Assets," requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or when events or changes in circumstances indicate that the carrying amount of these assets may not be  recoverable.  In accordance with
SFAS No. 142, the Company does not amortize goodwill,  but performs the required two-step impairment review each year. Step one of this review determines whether the fair value of each reporting unit is less than its carrying amount as of the measurement  date. In the event that the fair value of each  reporting  unit was less  than  the  carrying  amount,  step two of the test  would be  required  to determine if the carrying  value of goodwill  exceeded  the implied  value.  The
Company  performed an impairment  analysis as of July 1, 2004 in accordance with
SFAS 142. The analysis  indicated  there was no impairment of goodwill in any of the reporting  segments.  As of December 31, 2004, no impairment of goodwill has
been  recognized.   If  estimates  change,  a  materially  different  impairment conclusion could result.

     Revenue  Recognition.  The  Company  derives  revenues  from the  following sources:  (1) software,  which includes software  licenses,  2) customer support
revenues,  which  include  annual  support  agreements,   and  (3)  professional
services, which include consulting, implementation and training services.

     The basis for software revenue recognition is governed by the provisions of
Statement of Position  No. 97-2,  Software  Revenue  Recognition,  issued by the
American  Institute  of  Certified  Public  Accountants.  Accordingly,  software license  revenue is  recognized  when:  (1) the  Company  enters  into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products;  (3) customer payment is deemed fixed or determinable and free of  contingencies  or  significant  uncertainties;  and (4)  collection  is probable.

     The Company's  software license  arrangements  include  multiple  elements, including  software,  postcontract  customer support agreements and professional services such as consulting,  implementation and training.  We recognize revenue
in  multiple  element   arrangements   using  the  residual  method  of  revenue
recognition in accordance  with SOP 98-9.  Under the residual  method,  the fair value of the undelivered  elements is deferred and the remaining  portion of the arrangement  fee is allocated to the  delivered  elements and is  recognized  as revenue,  assuming  all other  revenue  recognition  criteria  have been met. If evidence of fair value for each undelivered  element of the arrangement does not exist,  all revenue from the  arrangement  is  recognized  when evidence of fair value is determined or when all elements of the arrangement are delivered.

     Vendor  specific  objective  evidence  ("VSOE") of fair value for  customer support is determined by reference to the price the Company's  customers pay for such  support  when sold  separately;  that is,  the  renewal  rates  offered to customers.  Revenue from customer support  contracts is recognized  ratably over the term of the arrangement, which is typically 12 months.

     VSOE of fair value for professional  services is based upon the established pricing and discounting  practices for those services when sold separately.  The
Company's  professional  service  revenue  is  derived  primarily  from time and materials  based  contracts  that  typically  range  from 3 months  to 1 year in duration.  Revenue is  recognized  on such  contracts  as time is  incurred  and approved by the customer.  The Company may also provide fixed fee quotes in some contracts.  Nearly all fixed price  contracts  are 1 month or less in  duration.
Revenue from such short term fixed price contracts is recognized upon completion of the work and customer acceptance.  Professional services are not required for the  software to function  and the Company does not make changes to the standard software code in the field.

     The Company  assesses whether fees are fixed or determinable at the time of sale. Standard payment terms range from net 30 to net 90 days. Payments that are due within 90 days are deemed to be fixed or determinable based on the Company's successful  collection history on such  arrangements.  To the extent the Company elects to provide extended payment terms beyond 90 days for competitive or other reasons, revenue is recognized when the amounts become due.

     In addition to direct customer sales, the Company sells through third party channel partners.  The Company's channel partners do not inventory the Company's software  products;  rather,  shipments are made only when the partner places an order for a specific  end user.  The Company  requires  its channel  partners to provide  the  Company  with the name and address of all end users at the time an order is placed and, in many cases,  the Company  ships its product  directly to the end user. Thus, software license revenue from channel partners is recognized when an end user is identified, product is delivered either to a channel partner or to their designated end-user and all other revenue  recognition  criteria are met.

     Product  Warranty.  The Company provides a 90-day warranty for its software products against substantial  non-conformance to the published  documentation at the time of delivery.  The incremental cost of services performed under warranty obligations has historically not been significant.

     Research and Development  Costs. We expense research and development  costs as  incurred.  The Company does not consider its new products or new versions to be technologically  feasible until all design  specifications for functionality, features and technical  performance are completed and all uncertainties  related to identified  high-risk  development  issues are  resolved.  Once all high-risk development  issues  are  resolved  and the  program  design is  finalized,  the products have  historically  been  considered  ready for general  release.  As a result,  no amounts are required to be capitalized  in accordance  with SFAS No.
86,  "Accounting  for the Costs of  Computer  Software  to Be Sold,  Leased,  or
Otherwise Marketed," because no significant costs are incurred subsequent to the establishment of technological feasibility.

     Income  Taxes.  The provision for incomes taxes is determined in accordance with SFAS No.  109,  "Accounting  for  Income  Taxes."  Deferred  tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated  financial statements that will result in taxable or deductible  amounts in future years.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (Note 12).

     Earnings  Per  Share.  Basic  earnings  per  share are  computed  using the weighted  average  number of common  shares  outstanding  during  the  reporting period. Diluted earnings per share is computed using the weighted average number of common  shares  outstanding  plus the dilutive  effect of  outstanding  stock options and shares  issuable  under the employee  stock  purchase plan using the treasury stock method. (Note 5).

     Stock-Based  Compensation.  The Company accounts for stock-based  awards to employees  using the  intrinsic  value  method  in  accordance  with  Accounting
Principles  Board  ("APB")  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees."

     The following  table  summarizes  the Company's net income and earnings per share on a pro forma basis had compensation  cost for the Company's  stock-based compensation  plans been  determined  based on the  provisions  of SFAS No. 123,
"Accounting for Stock-Based Compensation:"

                                                                          (In thousands, except per share amounts)
 December 31,                                                             2004              2003             2002
 Net income, as reported                                            $   29,414        $   10,920       $    8,272
  Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                           (7,821)           (7,429)          (8,735)
 Pro forma net income (loss)                                        $   21,593        $    3,491       $     (463)

 Earnings per share:
     Basic earnings per share - as reported                         $     0.75        $     0.30       $     0.23
     Basic earnings (loss) per share - pro forma                    $     0.55        $     0.10       $    (0.01)

    Diluted earnings per share - as reported                        $     0.72        $     0.29       $     0.23
    Diluted earnings (loss) per share - pro forma                   $     0.53        $     0.09       $    (0.01)

     The fair  value of each  option  grant was  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

  ______________________________________________________________________________________________________
                                                        2004                  2003                 2002
  Expected volatility                                    76%                   58%                  68%
  Risk-free interest rates                         3.07% - 3.72%         1.63% - 4.76%        2.0% to 4.61%
  Expected life (years)                                  5.46                  5.56                 5.60
  Dividend                                                0%                    0%                   0%

     Pro forma  compensation  cost also includes the fair value of awards issued under the Employee Stock Purchase Plan.

Recently Issued Accounting Pronouncements

Note 3.   New Accounting Pronouncements

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

     In  December  2004,  the  FASB  revised   Statement  No.  123  (FAS  123R),
"Share-Based  Payment,"  which requires  companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date  fair value of the award.  The cost will be recognized over the period during which an employee is required to provide  service in exchange for the award,  usually the vesting  period.  The accounting  provisions of FAS 123R will be effective as of the beginning of the first interim or annual  reporting period that begins after

June 15, 2005. The Company will adopt the provisions of FAS 123R on July 1, 2005 using  a  modified  prospective  application.  Under  the  modified  prospective application,  FAS 123R,  will  apply to new  awards,  unvested  awards  that are outstanding on the effective date and any awards that are subsequently  modified or  cancelled.  Compensation  expense  for  outstanding  awards  for  which  the requisite  service  had not  been  rendered  as of the  effective  date  will be recognized  over the  remaining  service  period  using  the  compensation  cost calculated for  pro forma  disclosure purposes under FAS 123 (Note 2 Stock-Based
Compensation).  The  Company is in the process of determining how the new method of  valuing  stock-based compensation  as prescribed in FAS 123R will be applied to valuing  stock-based awards  granted after the effective date and the  impact the  recognition  of compensation  expense  related to  such  awards  will  have on  its  financial statements.

     Reclassifications. Certain reclassifications have been made to prior-years'
balances to conform to the current year's presentation (see Note 7 and Note 13).

Note 4.   Acquisitions

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

     On April 2, 2003,  the Company  completed a stock  purchase  acquisition of
Shana  Corporation  ("Shana"),  an electronic  forms  management  company.  This strategic acquisition provides technology and experience to expand the Company's
ECM offering with Enterprise Forms Management  capability,  which contributed to the  purchase  price  and  resulted  in  goodwill.  The  purchase  price for the acquisition  consisted of $8.55 million in cash consideration,  less $938,000 of acquired  cash,  plus  $184,000 in  acquisition  expenses and $277,000  paid for
Non-Compete Agreements. The Company had previously invested in licensing Shana's technology,  and the book value of the investment as of the acquisition date was included as purchase consideration.

     In  accordance   with  SFAS  No.  141,   "Business   Combinations,"   these
acquisitions  were accounted for under the purchase  method of  accounting.  The purchase price was allocated as follows:

                                                                   (in thousands)
                                              eGrail, Inc.            Shana Corp.
                                            April 2, 2002          April 2, 2003

 Net tangible assets                          $       581             $    2,725
 Patents                                               24                      -
 Goodwill                                           5,793                  7,235
 Acquired technology                                3,300                  4,000
 Technical manuals and design documents                 -                    600
 Customer support relationships                         -                    800
 In-process research and development                  400                      -
 Non-Compete Agreements                                 -                    277
 Liabilities assumed                                 (739)                (2,494)
 Previous investment in Shana technology                -                 (1,756)
 Deferred tax liability                                 -                 (2,376)
 Total cash purchase price                    $     9,359             $    9,011
 Less cash acquired                                     -                   (938)
 Net cash paid                                $     9,359             $    8,073

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

     The acquisition of Shana resulted in acquired technology, technical manuals and design  documents,  and  customer  support  relationships.  Since  Shana had recently  completed  Version 4.1 of its eForms product,  there was no in-process research  and  development  underway  at the  time of the  acquisition.  Shana's technology  manuals  and  design  documents  are the  "roadmaps"  for the eForms technology  and will be used by FileNet in its  product  development.  Recurring support revenues were expected and estimable for Shana's  customers based on the older and newer versions of eForms technology.  The acquired  technology of $4.0 million,  the  technical  manuals  and design  documents  of  $600,000,  and the customer  support  relationships of $800,000 were assigned a useful life of five years.  The remaining  purchase price of $7.2 million was allocated to goodwill.
Although the goodwill  stemming from the Shana stock purchase is  non-deductible for Canadian tax purposes,  the Company made a Section 338(g) election that will result in the  deductibility  of goodwill  and other  intangibles  for U.S.  tax purposes on this transaction.

     Actual results of operations of the acquired  eGrail  business,  as well as assets and  liabilities  of the acquired  eGrail  business,  are included in the audited consolidated financial statements from the date of acquisition.  The pro forma results of operations data for 2002 presented below assume that the eGrail acquisition had been made at the beginning of fiscal 2002. The pro forma data is presented for informational  purposes only and is not necessarily  indicative of the results of future  operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of fiscal 2002. No pro forma  information has been presented for the Shana  acquisition,  as the result did not have a material impact on the financial statements of the Company during the periods presented.

                                        (in thousands)
                                       2002 Pro Forma
                                           (unaudited)

          Revenue                          $  347,769
          Net income                            6,425
          Earnings per share:
             Basic                          $    0.18
             Diluted                        $    0.17

Note 5   Earnings Per Share

     Basic earnings per share are computed by dividing net income for the period by the  weighted-average  number of common shares outstanding during the period.
Diluted   earnings  per  share  is  computed  by  dividing  net  income  by  the weighted-average number of common shares outstanding plus the dilutive effect of outstanding  stock options,  shares available for issue under the employee stock purchase plan and restricted stock issued to key executive  management using the treasury stock method.  The number of  anti-dilutive  options  excluded from the earnings per share  calculation for 2004,  2003 and 2002 was 1,943,014,  596,517 and 6,044,213  shares,  respectively.  The number of unvested  restricted  stock excluded  from shares used in  computing  basic  earnings  per share was 175,000 shares for 2004. The number of unvested  restricted  stock included in computing diluted  earnings per share was 17,141 shares for 2004. The following table is a reconciliation  of the earnings and share  amounts  used in the  calculation  of basic earnings per share and diluted  earnings per share (in  thousands,  except per share amounts):

                                      _______________________________________________
                                               2004            2003             2002

    Net Income                           $   29,414      $   10,920       $    8,272

    Shares used in computing
      basic earnings per share               39,095          36,532           35,590
    Dilutive effect of stock plans            1,899           1,557            1,119
    Shares used in computing
      diluted earnings per share             40,994          38,089           36,709

    Earnings per basic share             $     0.75      $     0.30       $     0.23
    Earnings per diluted share           $     0.72      $     0.29       $     0.23

Note 6   Accumulated Other Comprehensive Operations

     Accumulated other  comprehensive  operations for each of the three years in the period ended December 31 are comprised of the following:

                                                                     (in thousands)
                                     Foreign                           Accumulated
                                    Currency         Unrealized              Other
                                 Translation            Holding      Comprehensive
                                  Adjustment      Gains (Losses)        Operations
Balance, December 31, 2004       $    11,235        $      (276)       $    10,959
   Current Period Changes              5,590               (223)             5,367

Balance, December 31, 2003       $     5,645        $       (53)       $     5,592
   Current Period Changes             12,093               (119)            11,974

Balance, December 31, 2002       $    (6,448)       $        66        $    (6,382)
   Current Period Changes              7,631                 27              7,658

Balance, January 1, 2002         $   (14,079)       $        39        $   (14,040)

Note 7   Investment Securities Available-for-Sale

     The Company's  investments in marketable  securities  consist of high-grade corporate and government  securities  with  maturities of less than three years.
Investments  purchased  with an original  maturity  of three  months or less are considered to be cash  equivalents.  The following table  summarizes  investment securities available for sale as of December 31:

                                                                       (in thousands)
Investment securities available-for-sale sale:               2004               2003
  Cost                                               $    225,900         $  147,670
  Gross unrealized losses                                    (448)               (12)
  Estimated fair value                               $    225,452         $  147,658

     There were no  significant  realized  gains or losses  for the years  ended
December  31,  2004,  2003 and 2002.  Unrealized  holding  gains  and  losses on investments,  net of  tax,  are  included  in  accumulated  other  comprehensive operations  in  stockholders'  equity at December 31, 2004 and 2003,  and were a cumulative loss of $276,000 and $53,000, respectively. The change year over year was an unrealized loss of $223,000.

     A portion of the Company's  investments  consist of auction rate securities that reset  interest  rates at auction  intervals  ranging  from 7, 28, 35 or 49 days.  These  securities are readily  saleable at par value on the auction dates and the carrying value approximates fair value throughout the holding period. In prior years, auction rate securities were included in cash equivalents. In 2004, the Company  determined such amounts should properly be classified as short-term investments.  As a result,  the Company has  reclassified  $102.7 million in the fiscal  2003  consolidated  balance  sheet  from  cash and cash  equivalents  to
short-term   investments   to  conform  to  the   current   year   presentation.
Additionally,  the Company reclassified prior years' statements of cash flows to remove the amounts from cash equivalents and record the net purchases of auction rate  securities  of $53.9  million and $17.1  million for fiscal 2003 and 2002, respectively, as an investing activity.

     The contractual maturities of investments at December 31, 2004 and 2003 are shown below.  Actual maturities may differ from contractual  maturities  because the issuer of the securities may have the right to repurchase  such  securities.
The Company  classifies  short-term  investments in current assets,  as all such investments are available for current operations.

                                                                                                      (in thousands)
                                                          2004                                      2003                    .
                                                Unrealized      Estimated                 Unrealized      Estimated
                                        Cost    Gain/(Loss)    Fair Value         Cost    Gain/(Loss)    Fair Value
Debt Securities
   Due in one year or less:
      Short-term munis-taxable    $  120,725      $      -     $  120,725    $ 111,013            11      $ 111,024
      Corporate                       15,724           (42)        15,682        8,442            (2)         8,440
      Governments/Agencies            75,087          (298)        74,789       15,526            (4)        15,522
         Total                       211,536          (340)       211,196      134,981             5        134,986

   Due in one to three years:
      Corporate                            -             -              -        2,189            (7)         2,182
      Governments/Agencies            14,364          (108)        14,256       10,500           (10)        10,490
         Total                        14,364          (108)        14,256       12,689           (17)        12,672
Grand Total                       $  225,900      $   (448)    $  225,452    $ 147,670      $    (12)     $ 147,658

Note  8   Property

     Property consisted of the following at December 31:

                                                                    (in thousands)
                                                             2004            2003
Equipment and software                              $     116,669   $     127,265
Furniture and fixtures                                     14,025          14,350
Leasehold improvements                                     23,752          24,344
    Total property                                        154,446         165,959
Less accumulated depreciation and amortization           (132,708)       (139,037)
Property, net                                       $      21,738   $      26,922

Note  9   Leases and Commitments

     The Company leases its corporate  offices,  sales offices,  development and manufacturing  facilities,  and equipment under non-cancelable operating leases, some of which have renewal  options and may provide for escalation of the annual rental  amount.  Amounts  related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet.

     Expenses related to operating leases were $13.2 million;  $13.8 million and
$16.0  million  for  the  years  ended   December  31,  2004,   2003  and  2002,
respectively.  The following  table  summarizes  future  minimum lease  payments required under operating leases at December 31, 2004:

                                               (in thousands)
                  2005                       $        12,265
                  2006                                12,030
                  2007                                10,131
                  2008                                 8,570
                  2009                                 6,865
                  Thereafter                           5,785
                  Total                      $        55,646

     The Company  licenses  certain software from third parties with contractual arrangements that require future payment obligations.  At December 31, 2004 this obligation was $3.0 million and was due the following  year. The Company entered into a  development  contract with a third party vendor during 2003. At December
31, 2004 the Company had an obligation to pay $4.2 million under this contract.

Note 10   Goodwill and Purchased Intangible Assets

     In  acquisitions  accounted  for using the  purchase  method,  goodwill  is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified  intangible assets acquired. Under SFAS No. 142 goodwill and indefinite life intangibles are not amortized but rather reviewed and analyzed for possible  impairment at least annually  or when  circumstances  occur  that  indicate  the  carrying  value of goodwill may not be recoverable. Goodwill was not impaired at December 31, 2004.
Intangible  assets with definite  lives must be amortized  over their  estimated useful lives. A portion of goodwill and intangible  assets were allocated to the

Company's  Ireland  subsidiary  and therefore the two following  tables  reflect amounts resulting from foreign exchange translation.

     The following  table presents the changes in goodwill by reporting  segment during 2004 and 2003:

                                                                              (in thousands)
                                                              Professional
                                                 Customer     Services and
                                  Software        Support        Education            Total
Balance, January 1, 2003          $  9,187       $  3,962         $  3,758         $ 16,907

        Acquired                     4,826          1,353            1,056            7,235
        Foreign currency effect      1,177            446              405            2,028

Balance, December 31, 2003        $ 15,190       $  5,761         $  5,219         $ 26,170

        Foreign currency effect        636            242              220            1,098

Balance, December 31, 2004        $ 15,826       $  6,003         $  5,439         $ 27,268

     Acquired  technology,  technical  manuals  and design  documents,  customer support relationships, patents and non-compete agreements are the Company's only intangible assets subject to amortization  under Statement No. 142. These assets were recorded in connection with the April 2002 eGrail acquisition and the April
2003 Shana  acquisition,  and are  comprised of the following:

                                                                                                      (in thousands)
                                                December 31, 2004                          December 31, 2003        .

                                         Gross    Accumulated                      Gross    Accumulated
                                         Asset   Amortization         Net          Asset   Amortization         Net

Acquired technology and other
intangibles                        $    10,571         (4,496)  $   6,075    $    10,020         (2,272)  $   7,748
Non-compete agreements                     338           (225)        113            317            (90)        227
Patents                                     29            (29)          -             28            (24)          4
     Total                         $    10,938         (4,750)  $   6,188    $    10,365         (2,386)  $   7,979

     Acquired  technology is being  amortized  over a useful life of five years, patents  were  amortized  over a  useful  life  of  two  years  and  non-compete agreements  are being  amortized  over three  years.  Amortization  expense  for amortizing intangible  assets was  $2,109,000  for 2004 and $1,695,000 for 2003.
Estimated future  amortization  expense of purchased  intangible  assets  as  of
December  31,  2004  is  as  follows  (in thousands):

                 Fiscal Year              Amount
                        2005       $       2,207
                        2006               2,134
                        2007               1,517
                        2008                 330

                                   $       6,188

Note 11   Stockholders' Equity

     Shareholder  Rights Plan. In October 1988, the Company  declared a dividend of one common stock purchase right for each outstanding share of common stock. A right may be  exercised  under  certain  circumstances  to purchase one share of common stock at an exercise  price of $87.50,  subject to certain  anti-dilution adjustments.  The rights  become  exercisable  if and when a person (or group of affiliated or associated  persons) acquire 15% or more of FileNet's  outstanding common stock,  or announces an offer that would result in such person  acquiring
15% or more of FileNet's common stock. After the rights become exercisable, each right  will  entitle  its holder to buy a number of shares of  FileNet's  common stock having a market value of twice the exercise price of the rights. After the rights become  exercisable,  if FileNet is a party to certain merger or business combination  transactions  or  transfers  50% or more of its assets or  earnings power (as defined), each right will entitle its holder to buy a number of shares of common stock of the  acquiring or surviving  entity  having a market value of twice the exercise price of the right.  The rights expire  November 17, 2008 and may be  redeemed  by  FileNet  at one cent per  right at any time up to ten days after  it is  announced  that 15% or more of  FileNet's  common  stock  has been acquired.

     Restricted  Stock.  During 2004 the  Company  awarded  restricted  stock to certain  members of senior  management  and members of the  product  development team.  All of these awards were made under the 2002  Incentive  Award Plan.  The fair value of the  restricted  stock award is recorded in the equity  section of the balance sheet as an increase in common stock and a  contra-equity  offset to deferred  compensation.  All restricted  stock awards vest over time and certain awards include a feature that allows the stock to vest on an  accelerated  basis providing certain  performance  targets are achieved.  Certain  restricted stock awards  are also  subject  to Change in Control  Agreements  and/or  termination without cause provisions that could trigger accelerated vesting. Expense related to the shares is amortized on a straight-line basis over the vesting period.

The following table summarizes the awards of restricted stock during 2004:

_____________________________________________________________________________________________________________________
                                                                                                          Performance
                                                                                                              Vesting
  Issuance                                     Shares        Share           Share                       Acceleration
      Date                  Recipients         Issued        Price       Valuation     Vesting Schedule       Feature
12/15/2004        Executive Management                                                     25% annually
                  (Nine members)              105,000    $  26.640    $  2,797,200      over four years            No

08/30/2004        Chief Legal Officer          15,000    $  20.275    $    304,125           12/31/2008           Yes

07/14/2004        Product Development                                                      25% annually
                  (Eight members)              25,000    $  20.760    $    519,000      over four years            No

03/09/2004        Executive Management
                  (Ten members)               132,500    $  27.470    $  3,639,775           12/31/2008           Yes
                  Totals                      277,500                   $7,260,100                                             .

     Recognition  of expense  may be  accelerated  if it becomes  probable  that certain  performance  targets will be achieved that trigger  accelerated vesting for those shares that contain the acceleration feature.  Approximately  $730,000 of compensation expense was recognized in the twelve-month period ended December
31, 2004, for these restricted stock awards with no acceleration.

     Employee  Stock  Purchase  Plans.  In May 1998,  FileNet  adopted  the 1998
Employee Stock Purchase Plan and the International  Employee Stock Purchase Plan
(the "Purchase Plans"). As of December 31, 2004, a total of 2,432,278 shares had been  authorized  to be included in the Purchase  Plans.  Under the terms of the
Purchase  Plans,  common stock may be offered in successive  six-month  offering periods to eligible  employees  of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever is lower.
The Purchase Plans cover  substantially  all employees of the Company.  Eligible employees  may elect to have a portion of their salary  withheld for the purpose of making purchases under the Purchase Plans. Each participant is limited in any plan year to the  acquisition  of that number of shares  that have an  aggregate fair market value of not more than  $25,000.  During the past three fiscal years there  were no charges or  credits  to income in  connection  with the  Purchase
Plans.  During 2004,  2003 and 2002 the shares  issued under the Purchase  Plans were 236,183,  339,236,  and 338,716 at a weighted  average fair value of $8.91,
$4.40 and $4.72 per share, respectively. At December 31, 2004, $775,804 had been withheld from employees' salaries pursuant to the Purchase Plans for the current offering  period,  which  expires  on April 30,  2005.  At  December  31,  2004, approximately 559,015 shares remained available for future issuance.

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

     In May 1995, the Company adopted the 1995 Plan.  Under the amended terms of the 1995 Plan,  options to purchase  8,350,000  shares of the  Company's  common stock were reserved for issuance to employees,  officers and directors.  Options granted under the 1995 Plan's  Discretionary  Option Grant Program for employees and the Automatic  Option Grant Program for directors have an exercise price per share of 100% of the fair  market  value per share on the grant  date and become exercisable  in 25%  annual  installments  beginning  one year  from the date of grant. On October 21, 1999, the Plan's  Discretionary Option Program was amended to change the vesting  schedule of all options granted from that date forward to vest twenty-five  percent (25%) of the option shares after twelve (12) months of service from the grant date and the balance of the options to vest in thirty-six
(36) successive  equal monthly  installments  upon completion of each additional month of service  thereafter.  In May 2003,  the Plan was  amended to  prohibit, without prior stockholder approval,  the re-pricing,  replacement or re-granting through  cancellation  or lowering the option  exercise price of any outstanding options  granted  under the Plan.  As of December 31, 2004,  there are 3,277,230 options  exercisable and 278,059 options available for future issuance under the
1995 Plan.

     Prior  to  their  merger  with  FileNet  in March  1996  and  August  1995, respectively, Saros and Watermark Software, Inc. had adopted stock option plans.
The  Company  assumed  the Saros  Plan and the  Watermark  Plan and  outstanding options were  converted  into options to purchase an aggregate of 975,976 shares of FileNet common stock.  Outstanding options under these plans will continue to be governed by the provisions of the agreements  evidencing those grants. To the extent any of those  outstanding  options terminate or expire prior to exercise, the shares  subject  to those  unexercised  options  will not be  available  for subsequent  option  grant.  At December 31, 2004, a total of 1,778  options were outstanding and exercisable  under the Saros Plan. No shares remain  outstanding or exercisable under the Watermark Plan.

     Non-employee  directors  are granted an initial  option to purchase  25,000 shares of FileNet  common stock at fair market value on the date of grant and an additional  10,000  shares of FileNet  common  stock at fair market value on the date of grant every year  following  the  initial  grant,  provided  such person continued to be a director at such time.

     In May 2002, the Company  adopted the 2002 Incentive  Award Plan (the "2002
Plan").  In May 2003,  the 2002 Plan was  amended  to  prohibit,  without  prior
stockholder  approval,  the  re-pricing,   replacement  or  re-granting  through
cancellation or lowering the option  exercise price of any  outstanding  options granted under the Plan. In May of 2004,  the 2002 Plan was amended and restated, with stockholder approval.  These amendments included:  increasing the available shares by 2,000,000  shares from 2,800,000 to 4,800,000  shares;  increasing the number of shares  that may be  awarded as  restricted  stock,  restricted  stock units,  deferred  stock,  performance  awards and stock payments from 140,000 to
700,000 shares;  increasing the annual automatic grant of stock option awards to independent  directors  from  7,000 to 10,000  shares;  and  extending  the Plan termination  date to February 24, 2014.  Options granted under the 2002 Plan for independent directors,  consultants and key employees have an exercise price per share of 100% of the fair market value per share on the grant date.  Options for key employees and consultants  become exercisable as to 25% of the option shares after  twelve  months of  service  from the grant  date and the  balance  of the options in thirty-six (36) successive equal monthly installments upon completion of  each  additional  month  of  service  thereafter.  Options  for  independent directors  become  exercisable as to 25% per year on each of the first;  second, third and fourth  anniversary  provided the director continues as an independent director on each such  anniversary.  As of December 31, 2004, there were 477,773 options  exercisable and 1,313,507  available for future issuance under the 2002
Plan.

     The Company has also granted  certain  options  outside of its  shareholder approved stock option plans.  In August 1997,  the Company made a  Non-Statutory
Stock Option Grant of 600,000 shares,  dated May 1997, to the Company's  current
Chief Executive  Officer and made a Non-Statutory  Stock Option Grant of 160,000 shares, dated June 1997, to the Company's current President.  In April 2001, the
Company  made a  Non-Statutory  Stock  Option  Grant of  140,000  shares,  dated
September 2000, to the Company's  current Chief Financial  Officer.  Such grants were in  accordance  with hiring  such  persons  and the  employment  agreements entered into by the Company and the grantees.  In September  2003, the Company's
Chief  Marketing  Officer  was granted a  Non-Statutory  Stock  Option  Grant of
100,000 shares. These options were subsequently cancelled in March 2004 upon the termination of employment of the Chief  Marketing  Officer.  All non-plan grants were made with an  exercise  price  equal to 100% of the fair  market  value per share on the date of grant and  expire no later  than ten years from the date of grant and all such grants  were fully  vested as of December  31,  2004.  All of these  options  were  also  amended  in May 2003 to  prohibit  repricing.  As of
December  31,  2004,  there were 196,782  options  exercisable  related to these
Non-Statutory Stock Option Grants and 703,218 had been exercised to date.

Information regarding all stock options is as follows:

__________________________________________________________________________________________________
                                                                    Number of    Weighted Average
                                                                      Options      Exercise Price

Balances, January 1, 2002                                           8,010,453          $    15.56
            Granted (weighted average fair value of $7.02)          1,559,230               13.63
            Exercised                                                (286,114)               9.56
            Cancelled                                                (577,253)              21.42

Balances, December 31, 2002                                         8,706,316          $    15.12
            Granted  (weighted average fair value of $9.33)           799,100               19.97
            Exercised                                              (1,552,892)              11.31
            Cancelled                                                (309,811)              17.21
Balances, December 31, 2003                                         7,642,713          $    16.31
            Granted  (weighted average fair value of $13.71)        1,843,100               27.08
            Exercised                                              (2,270,666)              13.47
            Cancelled                                                (344,530)              19.35
Balances, December 31, 2004                                         6,870,617          $    19.99

     The following  table  summarizes  information  concerning  outstanding  and exercisable options at December 31, 2004:

______________________________________________________________________________________________________
                                  Options Outstanding                      Options Exercisable                       .
                                             Weighted
                                              Average        Weighted                        Weighted
                                            Remaining         Average                         Average
            Range of           Number     Contractual        Exercise            Number      Exercise
      Exercise Price      Outstanding     Life (Years)          Price       Exercisable         Price
$       1.39 - 11.09          702,447            3.63      $     9.12           685,646    $     9.10
       11.13 - 13.38        1,422,005            7.13           13.04           780,716         13.09
       13.39 - 18.45        1,149,815            6.35           16.27           887,383         16.45
       18.75 - 25.00        1,153,709            5.77           22.59         1,043,702         22.83
       25.28 - 28.74        2,223,541            8.79           27.39           368,516         27.27
       29.00 - 41.84          219,100            4.94           30.74           187,600         30.95
$       1.39 - 41.84        6,870,617            6.88      $    19.99         3,953,563    $    17.89

Note 12   Income Taxes

     The provision  (benefit) for income taxes for the years ended  December 31,
2004, 2003 and 2002 consists of the following:

                                                                (in thousands)
Year ended December 31,                        2004         2003         2002
Current:
     Federal                            $     7,044    $   7,428    $  (2,126)
     State                                    2,048          885          235
     Foreign                                  2,777        1,825        2,740
Deferred:
     Federal                                 (7,021)      (4,520)       1,276
     State                                   (5,351)      (1,371)         353
     Foreign                                   (786)           -            -                                              .
Total provision (benefit)               $    (1,289)   $   4,247    $   2,478

     Income (loss) before income taxes consists of the following components:

                                                                (in thousands)
Year ended December 31,                   2004             2003          2002
United States                      $    24,864       $    9,272   $      (307)
Foreign                                  3,261            5,895        11,057
  Total                            $    28,125       $   15,167   $    10,750

     A reconciliation of the provision (benefit) for income taxes at the Federal statutory rate compared to the Company's effective tax rate is as follows:

______________________________________________________________________________________
Year ended December 31,                                2004         2003         2002
Income taxes (benefit), at statutory federal rate        35%          35%          35%
State taxes (benefit), net of federal benefit            (8)          (2)           3
Tax rate differential on foreign earnings                 3           (1)         (10)
Change in domestic valuation allowance                 (36)           -            -
R and D Credit                                           (3)          (7)          (7)
Other                                                     4            3            2
Total                                                    (5%)         28%          23%

     Deferred income taxes reflect the net tax effects of temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes  and  the  amounts  used  for  income  tax  purposes.  The  significant components  of these  temporary  differences  consisted  of the  following as of
December 31, 2004 and 2003, respectively:

                                                               (in thousands)
Year ended December 31,                                2004             2003                 .
Deferred taxes:
     Loss carryforwards                         $    27,939      $    20,254
     Tax credit carryforwards                        20,478           15,980
     Accrued expenses                                 3,369            3,608
     Sales returns and allowance reserves               405              405
     Deferred revenue                                 6,275           10,209
     Depreciable assets and amortizable assets        3,792            4,060
     Other                                           (4,841)          (3,667)
Total                                                57,417           50,849
Valuation allowance                                 (17,708)         (24,297)
Net deferred tax asset                          $    39,709      $    26,552                        .

     Recoverability  of the existing net deferred tax assets is dependent on the continued  Federal  and  foreign  profitability  from  operations.  The  Company
regularly   evaluates  its  net  deferred  tax  assets  for  recoverability  and establishes  a  valuation  allowance  when it is more  likely than not that some portion or all of the net  deferred  tax assets  will not be  realized.  The net increase (decrease) in the total valuation allowance was ($6,589,000),  $457,000 and ($844,000) during 2004, 2003 and 2002,  respectively.  The 2004 net decrease includes a benefit of $13.5 million from the reversal of the valuation allowance related  to  domestic  net  operating  loss  carryforwards  and other  temporary differences as a result of the current year domestic  profits and projections of future domestic profitability. This decrease was partially offset by an increase in valuation  allowance of $1.6 million  associated  with foreign net  operating loss  carryforwards  and $6.0  million  related  to current  year  stock  option deductions.  As of December 31, 2004, the remaining  valuation allowance relates to stock option  deductions of approximately  $15 million and net operating loss carryforwards  specific to certain foreign tax  jurisdictions  of  approximately
$2.7 million. The Company will continue weighing various factors in future years to assess the need for any additional changes in its valuation allowance. Should the Company realize increased  domestic  profitability  (net of any current year stock option  deductions)  and  anticipate  a  continuation  of this trend,  any decrease in the valuation  allowance  related to stock option  deductions  would result in an increase to stockholders' equity.

     The Company has domestic Federal net operating loss carryforwards available to offset future taxable income  totaling $64.9 million and domestic tax credits of $20.2  million as of December 31, 2004.  The domestic  Federal net  operating loss  carryforwards will expire at various dates from 2013 through 2024, and the domestic tax credits will expire at various  dates from 2005  through  2024.  At
December  31, 2004,  the Company had Irish and  Austrian tax loss  carryforwards relating to its foreign  subsidiary  operations that total  approximately  $11.0 million which have unlimited carry forward periods.

     The  Company  has made no  provision  for  U.S.  income  taxes  or  foreign withholding taxes on the earnings of its foreign subsidiaries,  as these amounts are considered permanently reinvested outside the United States. At December 31,
2004, the cumulative amount of undistributed  earnings was  approximately  $63.9 million,  and the  unrecognized  deferred tax liability  for these  earnings was approximately $24.5 million.

     Income tax returns filed by the Company are currently under  examination by the Internal  Revenue Service as well as certain state and foreign  governments.
The Company regularly assesses the likelihood of adverse outcomes resulting from current or future  examinations  to determine  the adequacy of its provision for income  taxes.  The Company accrues  for tax  contingencies based upon  its best estimate of the taxes it expects to pay.  These estimates are updated  over time as more definitive information becomes available  or upon the  completion of tax
audits.   Although the outcome of tax audits are  always  uncertain,  based upon currently  available  information, Management believes that the ultimate outcome of  ongoing  and future  audits will not have a material effect on the Company's financial  position,  cash  flows or  overall  trends in results  of operations.

     The American Jobs Creation Act of 2004 (the "Act"),  enacted on October 22,
2004,  makes a number of significant  changes to the income tax laws,  which may affect the  Company  in future  years.  The main tax  incentives  affecting  the
Company include the new deduction for qualifying domestic production  activities and the one time  repatriation of foreign  earnings  subject to an effective tax rate of 5.25%.  Management is currently  evaluating  the impact of these and any other changes made by the Act and, as such,  the effects of such changes  cannot be quantified at this time.

Note 13   Operating Segment and Geographic Information

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

     Certain  reclassifications  have  been  made to the  prior  years'  segment information  to  conform  to  the  current  year's  presentation.  The  residual operating  activity of the previously  reported  Hardware  reporting segment has
been   incorporated   into  the  Customer  Support   reporting   segment.   This
reclassification  is predicated on the reduced scale and change in the nature of on-going  hardware  operations.  The only  activity  in the  Hardware  reporting segment is related to supporting legacy customers with spare parts and supplies, and management no longer reviews the Hardware reporting segment on a stand-alone basis.

     The  Company's  reporting  units are the same as the lines of business  and include Software, Customer Support, and Professional Services and Education. The
Software operating segment develops,  markets, and sells a software platform and application development framework for Enterprise Content Management and Business
Process Management. The Customer Support segment provides after-sale support for software,  as well as providing  software  upgrades under the Company's right to new versions  program.  The Customer  Support  segment also  provides  operating supplies and spare parts for the installed base of Optical Storage and Retrieval
("OSAR") libraries, the remaining portion of the previous hardware business. The
Professional  Services and Education segment provides  fee-based  implementation and technical consulting services related to the Company's standard products and training services.

     The accounting policies of the Company's operating segments are the same as those  described in Note 2 - Summary of  Significant  Accounting  Policies.  The
Company  evaluates  performance based on stand-alone  segment gross profit.  The
Company does not separately  allocate operating expenses to these segments,  nor does it  allocate  specific  assets  to these  segments.  The  Company  does not evaluate  performance based on the return on assets or on interest income at the operating segment level.  Therefore,  segment information reported includes only revenues,  cost of  revenues,  and gross  profit,  as this  information  and the geographic  information  described  below  are the  only  information  currently provided to the chief operating decision maker on a segment basis.

     Operating  segment data for the three years ended  December 31, 2004, is as follows:

                                                                                          (in thousands)
                                                                          Professional
                                                            Customer      Services and
                                           Software          Support         Education        Consulted
 Year Ended December 31, 2004

 Revenue                                $   154,279     $    188,011       $    55,268      $   397,558
 Cost of Revenue                             15,122           41,989            44,954          102,065
      Gross Profit                          139,157          146,022            10,314          295,493

 Year Ended December 31, 2003

 Revenue                                $   149,214     $    167,230       $    48,061      $   364,505
 Cost of Revenue                             13,800           42,785            42,346           98,931
      Gross Profit                          135,414          124,445             5,715          265,574

 Year Ended December 31, 2002

 Revenue                                $   132,508     $    157,550       $    56,959      $   347,017
 Cost of Revenue                             10,565           44,603            50,408          105,576
      Gross Profit                          121,943          112,947             6,551          241,441

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
concerning  principal  geographic  areas in which  the  Company  operates  is as follows:

                                                                                                     (in thousands)
Year ended December 31,                      2004                          2003                       2002                  .
                                   Revenue          Assets       Revenue          Assets      Revenue       Assets
North America:
   United States               $   278,177     $   372,918   $   257,100     $   283,073  $   251,447  $   251,928
   Canada                            8,786          22,611         7,971          22,627        5,581        5,398
   Total North America             286,963         395,529       265,071         305,700      257,028      257,326

Europe:
   France                            8,252           1,793         6,166           2,111        6,593        2,086
   Germany                          28,882           4,001        29,074           6,985       22,174        3,632
   United Kingdom                   21,250          29,845        18,930          20,810       22,950       18,145
   Ireland                               -          46,019             -          39,742            -       37,114
   Other Europe                     35,588           5,640        31,169           5,954       26,236        4,902
   Total Europe                     93,972          87,298        85,339          75,602       77,953       65,879

Asia Pacific                        15,793          10,839        12,171          10,546        9,916        4,831
All other                              830               -         1,924               -        2,120            -          .
Totals                         $   397,558     $   493,666   $   364,505     $   391,848  $   347,017  $   328,036

Note 14   Litigation

     In the normal  course of  business,  the  Company  is  subject to  ordinary routine  litigation and claims incidental to our business.  The Company monitors and  assesses  the  merits  and risks of pending  legal  proceedings.  While the results of litigation and claims cannot be predicted with certainty,  based upon its current  assessment  the  Company  believes  that the final  outcome of each existing legal  proceeding  either will be resolved in its favor or, if resolved against  it,  will not have a  materially  adverse  effect  on its  consolidated results of operations or financial condition.

Note 15    Guarantees and Indemnifications

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

     In  connection  with  certain   facility   leases  and  other   performance
guarantees,  the  Company  has  guaranteed  payments  on  behalf  of some of its subsidiaries.  To provide subsidiary  guarantees,  the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately  $2.6  million  issued in local  currency in Europe and Asia as of
December 31, 2004. Furthermore,  the Company has signed an indemnity letter as a performance  guarantee  to a  certain  customer  in  Europe  in  local  currency equivalent to approximately $200,000 as of December 31, 2004.

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

Note 16    Other Financial Instruments

     The Company  enters into  forward  foreign  exchange  contracts on the last business day of each quarter - with all contracts maturing in three months.

     The  following  table  summarizes  the  notional  amounts of the  Company's foreign currency agreements entered into on December 31, 2004 and 2003. There is no fair value of such agreements at December 31 as they were entered into on the last day of the year.

                                      F-27

________________________________________________________________________________________
At December 31,                       2004                                  2003
                          Notional            Notional           Notional          Notional
                            Amount              Amount             Amount            Amount
                         Purchased                Sold          Purchased              Sold
European            $   22,546,242     $   (16,855,303)    $   17,907,065    $   11,888,699
Australian                       -                   -                  -           116,072
Asian                    1,292,685            (226,688)         1,791,763                 -
Canadian                         -          (5,785,124)                 -         7,878,703                            .
Total               $   23,838,927     $   (22,867,115)    $   19,698,828    $   19,883,474

Note 17    Related-Party Transactions

     On June 5, 2002,  the  Compensation  Committee  of the  Company's  Board of
Directors  (the  "Board")  approved a loan to Mr.  Roberts  for $1.9  million to enable him to  purchase a home in Orange  County,  California.  Mr.  Roberts has repaid  this loan in full as of  December  10,  2004.  Mr.  Roberts  made  total payments  of  $2,020,576  including  $120,576  in  interest  and  $1,900,000  in principal.

     John Savage, a member of the Board and the Audit Committee of the Board, is
Managing  Partner of  Alliant  Partners.  Alliant  Partners  acted as  financial advisor to eGrail in connection  with our  acquisition  of assets from eGrail in
2002 and was paid  approximately  $500,000 by eGrail.  Accordingly,  John Savage
recused himself from all discussions related to the acquisition of eGrail assets by the Company and abstained from voting on the transaction.

                                              SCHEDULE II

                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                                  (in thousands)
                                                          Additions
                                          Balance at     Charged to                     Balance
                                           Beginning    Revenue and                      at End
                                           of Period       Expenses    Deductions     of Period
Year ended December 31, 2004:
   Inventory reserves                      $     250              -           250     $       -
   Allowance for doubtful accounts
     and sales returns                     $   3,917          1,108         1,190     $   3,835
Year ended December 31, 2003:
   Inventory reserves                      $     301            547           598     $     250
   Allowance for doubtful accounts
     and sales returns                     $   4,232            653           968     $   3,917
Year ended December 31, 2002:
   Inventory reserves                      $     188            139            26     $     301
   Allowance for doubtful accounts
     and sales returns                     $   3,567          1,752         1,087     $   4,232

                                                       S-1

                          EXHIBIT INDEX

  Exhibit No.                         Exhibit Title

     21.1        List of Subsidiaries of Registrant (filed as FileNet
                 Corporation Subsidiary Information)

     23.1        Consent of Independent Registered Public Accounting Firm

     31.1        Certification of Chief Executive Officer

     31.2        Certification of Chief Executive Officer

     32.1        Certification of Chief Financial Officer

     32.2        Certification of Chief Financial Officer

                                                                    Exhibit 21.1

                       LIST OF SUBSIDIARIES OF REGISTRANT

        3565 Acquisition, LLC
        FileNet BV (The Netherlands)
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
        FileNet Limited (United Kingdom)
        FileNet Nova Scotia Corporation
        FileNet Poland Sp.zo.o
        FileNet (Proprietary) Limited (South Africa)
        FileNet Shared Services Centre Ireland Limited
        FileNet Sweden AB
        FileNet (Switzerland) GmbH
        Shana Corporation U.S.A.
        SPMM,Inc.

                                                                    Exhibit 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the  incorporation  by reference in  Registration  Statement  Nos.
33-90454,  33-96076,  33-80899,  333-02194,   333-09075,  333-34031,  333-66997,
333-89983, 333-43254, 333-59274, 333-71598, 333-96711, 333-96713, 333-107012 and
333-116883  on Form S-8 of our  reports  dated  March 11,  2005  relating to the financial  statements and financial  statements  schedule of FileNet Corporation and management's  report on the effectiveness of internal control over financial reporting,  appearing in this Annual Report on Form 10-K of FileNet  Corporation for the year ended December 31, 2004.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP
Costa Mesa, California
March 11, 2005

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lee D. Roberts, certify that:

1. I have reviewed  this annual  report on Form 10-K of FileNet Corporation (the
"registrant");

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

4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over  financial reporting  (as defined  in Exchange Act  Rules 13-a-15(f) and 15d-15(f)) for the
registrant and have:

     a)  designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure that  material  information  relating to the  registrant,  including  its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or  caused such internal control over financial reporting to be designed under our  supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in  accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls  and procedures and presented in this report our conclusions about the  effectiveness of the disclosure controls and procedures,  as of the end  of the period covered by this report based on such evalution; and

     d) disclosed in this report any change in the registrant's internal control over  financial  reporting  that occurred  during the  registrant's  most recent fiscal quarter (the registrant's  fourth fiscal quarter in the case of an annual report) that has  materially  affected,  or is  reasonably  likely to materially affect, the registrant's internal control over financial reporting; and

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

Date:   March 15, 2005
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
                                                  Chief Executive Officer

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sam M. Auriemma, certify that:

1. I have reviewed this annual report on Form 10-K of  FileNet  Corporation (the
"registrant");

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

4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e))  and internal control over financial reporting (as defined in Exchange Act  Rules 13-a-15(f)  and  15d-15(f)) for the
registrant and have:

     a)  designed  such  disclosure  controls  and  procedures,  or caused  such disclosure  controls and  procedures to be designed  under our  supervision,  to ensure that  material  information  relating to the  registrant,  including  its consolidated subsidiaries,  is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or  caused such internal control over financial reporting to be designed under our  supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in  accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's  disclosure controls and procedures and presented in this report our conclusions  about the effectiveness of the disclosure  controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over  financial  reporting  that occurred  during the  registrant's  most recent fiscal quarter (the registrant's  fourth fiscal quarter in the case of an annual report) that has  materially  affected,  or is  reasonably  likely to materially affect, the registrant's internal control over financial reporting; and

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

Date:   March 15, 2005
                                                    /s/ Sam M. Auriemma        .
                                                     Sam M. Auriemma
                                                  Chief Financial Officer

                                                                    Exhibit 32.1

                    Certification of Chief Executive Officer
                Certification Pursuant To 18 U.S.C. Section 1350
                             Created by Section 906
                        of The Sarbanes-Oxley Act of 2002

The  undersigned  officer  of  FileNet   Corporation  (the  "Company"),   hereby
certifies, to such officer's knowledge, that:

     (i) the  accompanying  Annual  Report on Form 10-K of the  Company  for the
fiscal period ended  December 31, 2004 (the  "Report")  fully  complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:   March 15, 2005
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

     (i) the  accompanying  Annual  Report on Form 10-K of the  Company  for the
fiscal period ended  December 31, 2004 (the  "Report")  fully  complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  March 15, 2005
                                                  /s/ Sam M. Auriemma          .
                                                  Sam M. Auriemma
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                 (Principal Financial Officer)