Form 10-Q
period 2005-03-31
FILENET CORP
filed 2005-05-10
CIK 706015

                                         FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

  (Mark One)

  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

  For the quarterly period ended March 31, 2005

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
                                                      Yes  |X|  No |_|

  As of May 9, 2005, there were 40,937,891 shares of the Registrant's common stock outstanding.

                                      FILENET CORPORATION
                                             Index

                                                                                    Page
                                                                                  Number

     PART I.        FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                    FILENET CORPORATION
                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except per share amounts)

                                                          March 31,              December 31,
                                                              2005                      2004
ASSETS
Current assets:
  Cash and cash equivalents                            $   235,113               $   123,217
  Short-term investments available for sale                130,680                   211,196
  Accounts receivable, net                                  40,198                    35,878
  Prepaid expenses and other current assets                 12,730                    12,179
  Deferred income taxes                                      3,681                     3,681
  Total current assets                                     422,402                   386,151

  Property, net                                             19,918                    21,738
  Long-term investments available for sale                   9,585                    14,256
  Goodwill                                                  26,896                    27,268
  Intangible assets, net                                     5,591                     6,188
  Deferred income taxes                                     36,063                    36,028
  Other assets                                               2,283                     2,037
   Total assets                                        $   522,738               $   493,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    14,153               $    13,868
  Accrued compensation and benefits                         27,443                    33,674
  Customer deposits and advances                             8,484                     9,007
  Unearned maintenance revenue                              71,552                    47,145
  Income tax payable                                         9,009                     5,374
  Other accrued liabilities                                 12,081                    14,201
    Total current liabilities                              142,722                   123,269

  Unearned maintenance revenue and other liabilities         4,819                     2,533
  Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock - $0.10 par value; 7,000,000 shares
    authorized; none issued and outstanding
  Common stock - $0.01 par value; 100,000,000 shares
    authorized; 41,790,050 issued and  40,692,050
    shares outstanding at March 31, 2005; and
   41,690,989 shares issued and 40,592,982 shares
    outstanding at December 31, 2004                       285,813                   284,490
  Deferred compensation                                     (6,122)                   (6,530)
  Retained earnings                                        101,784                    93,512
  Accumulated other comprehensive income                     8,289                    10,959
  Treasury stock, at cost; 1,098,000 shares                (14,567)                  (14,567)
  Net stockholders' equity                                 375,197                   367,864

    Total liabilities and stockholders' equity         $   522,738               $   493,666

  See accompanying notes to unaudited condensed consolidated financial statements.

                                                3

                               FILENET CORPORATION
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Three Months Ended
                                                          March 31,            .
                                                  2005                  2004   .
Revenue:
  Software                                  $   38,451            $   41,351
  Customer support                              48,333                45,270
  Professional services and education           13,233                12,877
  Total revenue                                100,017                99,498

Costs:
  Software                                       2,370                 3,523
  Customer support                              10,526                10,292
  Professional services and education           10,384                10,838
  Total cost of revenue                         23,280                24,653

    Gross Profit                                76,737                74,845

Operating expenses:
  Sales and marketing                           38,182                41,561
  Research and development                      18,630                20,102
  General and administrative                     9,227                 9,233
  Total operating expenses                      66,039                70,896

Operating income                                10,698                 3,949

Other income, net                                2,028                   927

Income before income taxes                      12,726                 4,876

Provision for income taxes                       4,454                   878

Net income                                  $    8,272            $    3,998

Earnings per share:
  Basic                                     $     0.20            $     0.10
  Diluted                                   $     0.20            $     0.10

Weighted-average shares outstanding:
  Basic                                         40,361                38,280
  Diluted                                       41,706                40,785

See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)

                                                      Three Months Ended
                                                           March 31,        .
                                                      2005             2004

 Net income                                     $    8,272       $    3,998
 Other comprehensive loss:
   Foreign currency translation adjustments         (2,614)            (914)
 Unrealized gain (loss) on securities:
   Unrealized holding gain (loss), net of
   taxes                                               (56)              16
 Total other comprehensive loss                     (2,670)            (898)
 Comprehensive income                           $    5,602       $    3,100

See accompanying notes to unaudited condensed consolidated financial statements.

                                    FILENET CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                                                       .
Three months ended March 31,                                    2005              2004

Cash flows provided by operating activities:
Net income                                                 $   8,272        $    3,998
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization                                  3,840             4,276
Loss on sale of fixed assets                                      15                 4
Provision for doubtful accounts and sales returns                299                 6
Deferred income taxes                                            (35)              (40)
Changes in operating assets and liabilities:
Accounts receivable                                           (5,223)            4,551
Prepaid expenses and other current assets                     (1,193)             (411)
Accounts payable                                                 492              (756)
Accrued compensation and benefits                             (5,893)           (3,261)
Customer deposits and advances                                  (518)            1,762
Unearned maintenance revenue                                  27,122            25,875
Income taxes payable                                           3,582             1,734
Other                                                         (1,426)           (1,774)
Net cash provided by operating activities                     29,334            35,964

Cash flows provided by (used in) investing activities:
Capital expenditures                                          (1,585)           (2,726)
Proceeds from sale of property                                     2                48
Purchases of marketable securities                          (283,607)         (356,040)
Proceeds from sales and maturities of marketable
  securities                                                 368,525           352,825
Net cash provided by (used in) investing activities           83,335            (5,893)

Cash flows provided by financing activities:
Proceeds from issuance of common stock                         1,323            10,178
Net cash provided by financing activities                      1,323            10,178

Effect of exchange rate changes on cash and cash
  equivalents                                                 (2,096)             (528)

Net increase in cash and cash equivalents                    111,896            39,721
Cash and cash equivalents, beginning of period               123,217           100,605
Cash and cash equivalents, end of period                 $   235,113        $  140,326

Supplemental cash flow information:
Interest paid                                            $         1        $       22
Income taxes paid / (refunded)                           $       892        $     (950)
                                                                                       .
 See accompanying notes to unaudited condensed consolidated financial statements.

                               FILENET CORPORATION
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
statements of FileNet  Corporation and subsidiaries (the "Company" or "FileNet")
reflect all adjustments  (consisting of normal recurring  adjustments) necessary to present  fairly the financial  position of the Company at March 31, 2005, and the results of its operations,  its comprehensive  operations and its cash flows for the three  months  ended March 31, 2005 and 2004.  Certain  information  and footnote  disclosures  normally  included  in  financial  statements  have  been condensed or omitted  pursuant to rules and  regulations  of the  Securities and
Exchange  Commission  (the  "SEC"),  although  the  Company  believes  that  the disclosures in the condensed  consolidated  financial statements are adequate to ensure the information presented is not misleading. These condensed consolidated financial  statements  should  be  read in  conjunction  with  the  consolidated financial  statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended  December  31, 2004 filed with the SEC on
March 15,  2005.  The  results of  operations  for the  interim  periods are not necessarily  indicative  of the  operating  results  for the year,  or any other future period.

     Reclassifications.  A  portion  of the  Company's  investments  consist  of auction rate securities that reset interest rates at auction intervals of 7, 28,
35 or 49 days. These securities are readily saleable at par value on the auction dates and the carrying  value  approximates  fair value  throughout  the holding period.  In prior years,  auction rate  securities that reset or matured in less than 90 days were included in cash  equivalents.  In December  2004, the Company determined such amounts should properly be classified as short-term investments.
As a result,  in its 2004 Form 10-K the Company  reclassified  these amounts for all periods presented.  Additionally,  the Company reclassified the accompanying statement  of cash flows for the three months ended March 31, 2004 to remove the amounts  from cash  equivalents  and record the net  purchases  or  proceeds  of auction rate securities as an investing activity.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In March  2004,  The FASB  issued  EITF Issue No.  03-1 (EITF  03-1),  "The
Meaning  of  Other-Than-Temporary  Impairment  and Its  Application  to  Certain
Investments"  which  provides new guidance for  assessing  impairment  losses on investments.  Additionally,  EITF 03-1 includes new disclosure  requirements for investments that are deemed to be temporarily  impaired.  In September 2004, the
FASB delayed the accounting  provisions for EITF 03-1;  however,  the disclosure requirements remain effective for annual periods ending after June 15, 2004. The
Company will evaluate the impact of EITF 03-1 once final guidance is issued.

     In  December  2004,  the  FASB  revised   Statement  No.  123  (FAS  123R),
"Share-Based  Payment,"  which requires  companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date  fair value of the award.  The cost will be recognized over the period during which an employee is required to provide  service in exchange for the award,  usually the vesting  period.  The accounting  provisions of FAS 123R will be effective as of the  beginning of the first  fiscal year that begins  after June 15,  2005.  The
Company  will  adopt the  provisions  of FAS 123R on  January  1,  2006  using a modified prospective  application.  Under the modified prospective  application,
FAS 123R will apply to new awards,  unvested  awards that are outstanding on the effective  date and any awards  that are  subsequently  modified  or  cancelled.
Compensation  expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the  compensation  cost calculated for pro forma disclosure purposes under FAS 123 (Note 3 Stock-Based Compensation).  The Company is in the
process of determining how the new method of valuing stock-based compensation as prescribed  in FAS 123R will be applied to valuing  stock-based  awards  granted after the effective date and the impact the recognition of compensation  expense related to such awards will have on its financial statements.

3.   STOCK BASED COMPENSATION

     The Company  currently  accounts for stock based awards to employees  using the intrinsic value method in accordance with Accounting  Principles Board (APB)
Opinion No. 25,  "Accounting for Stock Issued to Employees." The following table summarizes  the  Company's  net  income  and net income per share on a pro forma basis had compensation  cost for the Company's  stock-based  compensation  plans been determined  based on the provisions of SFAS No. 123,  "Accounting for Stock
Based Compensation", for the three ended March 31, 2005 and 2004.

                                                          Three Months Ended
                                                               March 31,       .
(in thousands, except per share amounts)                 2005             2004

 Net income, as reported                           $    8,272       $    3,998

 Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards, net
 of related tax effects                                (2,447)          (1,547)
 Pro forma net income                              $    5,825       $    2,451

 Earnings per share:
 Basic earnings per share - as reported            $    0.20        $     0.10
 Basic earnings per share - pro forma                   0.14              0.06

 Diluted earnings per share - as reported          $    0.20        $     0.10
 Diluted earnings per share - pro forma                 0.14              0.06

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

                                                   Three Months Ended
                                                       March 31,           .
                                                2005                 2004

Expected life (in years)                        5.52                 5.39
Expected volatility                               72%                  51%
Risk free interest rates                        3.87%                3.07%
Expected dividend                                  0%                   0%

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     The  Company's  business  acquisitions  have resulted in goodwill and other intangible  assets.  Goodwill is recorded at cost and is not  amortized,  but is tested for  impairment at least annually and would be written down if impairment were  determined.  Effective  the first day of July of each  year,  goodwill  is tested for  impairment by  determining  if the carrying  value of each reporting unit exceeds its fair value.  The Company's  reporting units are consistent with the  reportable  segments  identified  in Note 7. The Company also  periodically evaluates whether events and circumstances  have occurred between annual testing dates that indicate the carrying  value of goodwill may not be  recoverable.  An impairment  analysis was  performed as of July 1, 2004 in  accordance  with SFAS
142. The results  indicated  there was no  impairment  of goodwill in any of the three reporting  units.  As of March 31, 2005,  there have been no indicators of impairment; therefore no interim impairment tests have been performed.

     The following  table presents the changes in goodwill by reporting  segment during the three months ended March 31, 2005:

(in thousands)                                                                    .
                                                        Professional
                                           Customer     Services and
                             Software       Support        Education        Total
Balance, December 31, 2004   $  15,826     $  6,003         $  5,439    $  27,268

  Foreign currency effect         (216)         (82)            (74)        (372)

Balance, March 31, 2005      $  15,610     $  5,921         $  5,365    $  26,896

     Foreign currency change relates to the impact of translation on the portion of goodwill that was recorded on the Company's foreign subsidiaries.

     Identified   intangible  assets  are  recorded  at  cost  less  accumulated amortization.  These assets are amortized  using the  straight-line  method over estimated useful lives of three to five years. The determination of useful lives and  whether or not these  assets are  impaired  involves  judgment.  Long-lived assets are reviewed for impairment  whenever  events or  circumstances  indicate that the  carrying  amount of such  assets may not be  recoverable.  The Company evaluates  these assets for impairment  based on estimated  undiscounted  future cash flows from these assets.  If the carrying  value of the assets  exceeds the estimated  future  undiscounted  cash flows,  a loss would be  recorded  for the excess of the asset's carrying value over the fair value.  While the Company has not  experienced  impairment of intangible  assets in prior  periods,  it cannot guarantee  that there will not be  impairment in the future.  Intangible  assets subject to amortization consist of the following:

(in thousands)                                                                                                   .
                                          March 31, 2005                              December 31, 2004          .
                                  Gross       Accumulated                     Gross      Accumulated
                                  Asset      Amortization         Net         Asset     Amortization         Net
Acquired technology and
   related intangibles       $   10,480      $   (4,970)    $   5,510    $   10,571      $   (4,496)   $   6,075
Non-compete agreements
   and patents                      367            (286)           81           367            (254)         113
     Total                   $   10,847      $   (5,256)    $   5,591    $   10,938      $   (4,750)   $   6,188

     Acquired technology and other intangibles are being amortized over a useful life of five years,  and  non-compete  agreements are being amortized over three
years.   Patents  were  amortized  over  two  years  and  are  fully  amortized.
Amortization  expense for  intangible  assets was  $553,000 for the three months ended March 31, 2005 compared to $527,000 for the comparable period in 2004.

     Estimated future amortization expense (assuming no foreign exchange effect)
of purchased intangible assets as of March 31, 2005 is as follows:

                  (in thousands)                                 .
                         Fiscal Year                      Amount
                    (Remainder) 2005                 $     1,633
                                2006                       2,116
                                2007                       1,513
                                2008                         329
                                                     $     5,591

5.   EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income for the period by the  weighted-average  number of common shares outstanding during the period.
Diluted   earnings  per  share  is  computed  by  dividing  net  income  by  the weighted-average number of common shares outstanding plus the dilutive effect of outstanding  stock  options,  shares  issuable under the employee stock purchase plan and restricted stock issued to key executive  management using the treasury stock  method.  The  number  of  anti-dilutive  options  excluded  from  the EPS calculation  for the three months  ended March 31, 2005 and 2004 were  1,345,145
and  2,505,000  shares,  respectively.   The  following  table  sets  forth  the
computation  of basic and diluted  earnings per share for the three months ended
March 31, 2005 and 2004:

                                                  Three Months Ended
                                                         March 31,        .

(in thousands, except per share amounts)         2005                2004

Net Income                                  $   8,272          $    3,998

Weighted average common shares
  outstanding                                  40,639              38,413
Unvested restricted stock                        (278)               (133)
Shares used in computing
  basic earnings per share                     40,361              38,280

Earnings per basic share                    $    0.20          $     0.10

Shares used in computing
  basic earnings per share                     40,361              38,280
Dilutive effect of stock plans                  1,323               2,472
Dilutive effect of weighted average
  common shares of unvested
  restricted stock                                 22                  33
Shares used in computing
  diluted earnings per share                   41,706              40,785

Earnings per diluted share                  $    0.20          $     0.10

6.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive  income, net of taxes, for the three months ended March 31, 2005 is comprised of the following:

                                                                                .
                                  Foreign       Unrealized
                                 Currency          Holding    Accumulated Other
                              Translation          Loss on        Comprehensive
(in thousands)                 Adjustment       Securities               Income

Balance, December 31, 2004     $   11,235       $     (276)         $   10,959
Three month period changes         (2,614)             (56)             (2,670)
Balance, March 31, 2005        $    8,621       $     (332)         $    8,289

7.   OPERATING SEGMENT DATA

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

     The Company's  reportable  operating  segments include  Software,  Customer
Support, and Professional Services and Education. The Software operating segment develops,  markets, and sells a software platform and application  framework for
Enterprise  Content  Management and Business  Process  Management.  The Customer
Support segment provides  after-sale support for software,  as well as providing software  upgrades,  on a when and if available basis, under the Company's right to new versions  program.  The Customer Support segment also provides  operating supplies and spare parts for the installed base of Optical Storage and Retrieval
("OSAR")  libraries.  The Professional  Services and Education  segment provides fee-based  implementation  and  technical  consulting  services  related  to the
Company's standard products and training services.

     The accounting policies of the Company's operating segments are the same as those for the Company as a whole.  The Company  evaluates  performance  based on stand-alone  segment  gross  profit.  The Company does not  separately  allocate operating  expenses to these segments,  nor does it allocate  specific assets to these segments. The Company does not evaluate performance based on the return on assets or on interest income at the operating segment level. Therefore,  segment information reported includes only revenues, cost of revenues, and gross profit, as this  information  is the only  information  currently  provided to the chief operating decision maker on a segment basis.

     Operating  segment  data for the three months ended March 31, 2005 and 2004 is as follows:

                                                       Three months ended
                                                             March 31,
(in thousands)                                        2005                 2004

Software:
  Revenue                                     $     38,451          $    41,351
  Cost of revenue                                    2,370                3,523
      Gross profit                                  36,081               37,828

Customer Support:
  Revenue                                     $     48,333          $    45,270
  Cost of revenue                                   10,526               10,292
      Gross profit                                  37,807               34,978

Professional Services and Education:
  Revenue                                     $     13,233          $    12,877
  Cost of revenue                                   10,384               10,838
    Gross profit                                     2,849                2,039

Total
  Revenue                                     $    100,017          $    99,498
  Cost of revenue                                   23,280               24,653
      Gross profit                                  76,737               74,845

8.       STOCK OPTIONS

     The following is a summary of stock option transactions regarding all stock option plans for the three months ended March 31, 2005:

                                                                             Weighted
                                                                              Average
                                                           Number of        Excercise
                                                             Options            Price

 Balance, December 31, 2004                                6,870,617        $  19.99

       Granted (weighted-average fair value of $13.11)        22,000           23.58
       Exercised                                             (99,061)          13.35
       Canceled                                             (103,719)          26.38
 Balance, March 31, 2005                                   6,689,837        $  20.00

     The following  table  summarizes  information  concerning  outstanding  and exercisable stock options at March 31, 2005:

                                                                                                          .
                          Options Outstanding                                     Options Exercisable     .

                                             Weighted
                                              Average         Weighted                           Weighted
                                            Remaining          Average                            Average
         Range of             Number      Contractual         Exercise             Number        Exercise
   Exercise Price        Outstanding      Life (Years)           Price        Exercisable           Price
 1.39   -   12.86          1,401,516             5.35        $   10.99          1,037,972       $   10.40
12.97   -   16.35          1,117,119             6.24            13.94            812,590           13.90
16.54   -   23.47          1,436,527             6.24            19.87          1,243,331           19.98
23.88   -   26.66          1,125,129             7.32            25.73            521,568           24.74
26.75   -   28.19          1,333,754             8.85            27.77            277,355           27.82
28.42   -   41.84            275,792             4.38            30.09            250,718           30.13
 1.39   -   41.84          6,689,837             6.68        $   20.00          4,143,534       $   18.13

9.   ISSUANCE OF RESTRICTED STOCK

     The fair value of restricted stock awards is recorded in the equity section of the balance sheet as an increase in common stock and a  contra-equity  offset to deferred compensation. All restricted stock awards vest over time and certain awards include a feature that allows the stock to vest on an  accelerated  basis provided  certain  performance  targets are achieved.  Certain  restricted stock awards  are also  subject  to Change in Control  Agreements  and/or  termination without cause provisions that could trigger accelerated vesting. Expense related to the shares is amortized  on a  straight-line  basis over the vesting  period.
Recognition of expense may be  accelerated  if it becomes  probable that certain performance  targets will be achieved that trigger accelerated vesting for those shares that contain the acceleration feature. Approximately $408,000 and $45,500 of compensation  expense was recognized for restricted stock awards in the three months ended March 31, 2005 and 2004, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its corporate  offices,  sales offices,  development and manufacturing  facilities,  and other equipment under  non-cancelable  operating leases,  some of which have renewal options and generally provide for escalation of the annual rental amount. Rental expense is recorded on a straight-line basis over the life of the lease and amounts  related to deferred rent are recorded in other accrued  liabilities  on the  consolidated  balance  sheet.  Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of March 31, 2005 were as follows:

     (in thousands)                                                .
     2005 (remaining 9 months)                       $      13,987
     2006                                                   13,461
     2007                                                   11,268
     2008                                                    9,786
     2009                                                    7,401
     2010                                                    6,310
     Thereafter                                              3,029
     Total                                           $      65,242

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

     In  connection  with  certain   facility   leases  and  other   performance
guarantees,  the  Company  has  guaranteed  payments  on  behalf  of some of its domestic and foreign subsidiaries. To provide subsidiary guarantees, the Company obtains  unsecured  bank  guarantees  from local  banks.  These bank  guarantees totaled an  equivalent  of  approximately  $2.8  million  as of March 31,  2005.
Approximately  $1.4  million  was issued in local  currency  in Europe and Asia, while the balance was issued in the United States. Approximately $0.5 million of the $2.8 million is secured by cash deposit.

     The Company  indemnifies  its directors and officers to the maximum  extent permitted under the laws of the State of Delaware.

     The Company has not recorded a liability for the guarantees and indemnities described above in the accompanying consolidated balance sheet as the fair value of such guarantees and indemnities is considered nominal.

     Legal Proceedings

     In the normal  course of  business,  the  Company  is  subject to  ordinary routine  litigation and claims incidental to its business.  The Company monitors and  assesses  the  merits  and risks of pending  legal  proceedings.  While the results of litigation and claims cannot be predicted with certainty,  based upon its current  assessment the Company  believes that the final outcome of existing legal  proceedings  will either be resolved in its favor or, if resolved against it, will not have a materially  adverse  effect on its  consolidated  results of operations or financial condition.

11.  FOREIGN CURRENCY TRANSACTIONS

     The  Company  is  exposed  to foreign  exchange  rate  fluctuations  due to
intercompany   accounts   between  the  U.S.  parent  company  and  the  foreign
subsidiaries.  The Company is also exposed to foreign exchange rate fluctuations as the financial  statements of foreign  subsidiaries  are translated  into U.S.
dollars for  consolidation  purposes.  The Company  purchases  foreign  exchange contracts  to  mitigate  the effect of  exchange  gains and  losses on  recorded foreign currency denominated  monetary assets and liabilities.  The Company does not use foreign  exchange  contracts for  speculative or trading  purposes.  All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense) in the consolidated  statements of operations.  The Company opens new hedge contracts each quarter that will mature within three months.  The  counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the  counterparties  and does not  anticipate  nonperformance  by any counterparties.  The Company does not  anticipate a material loss resulting from any credit risks related to any of these institutions.

12.  INCOME TAXES

     The Company's combined federal, state and foreign annual effective tax rate applied to the three months ended March 31, 2005 was 35% compared to 18% for the comparable period in 2004. The increased effective tax rate applied to the three months ended March 31, 2005 was  primarily due to i) the mix of income earned by domestic  operations versus the foreign  subsidiaries,  and ii) the absence of a valuation allowance reversal that benefited the Company's rate in 2004.

13.  RELATED-PARTY-TRANSACTIONS

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

     In addition to historical  information  this Quarterly  Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of
1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is  subject  to the safe  harbors  created  by  those  sections.  Words  such as
"anticipates,"  "expects," "intends," "plans," "believes," "seeks," "estimates,"
"may," "will" and variations of these words or similar  expressions are intended to identify forward-looking  statements.  In addition, any statements that refer to  expectations,  projections  or other  characterizations  of future events or
circumstances,   including  any  underlying  assumptions,   are  forward-looking
statements.  These  statements are not guarantees of future  performance and are subject to risks,  uncertainties  and assumptions that are difficult to predict.
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

Overview

     We develop,  market,  sell and support a software  platform for  Enterprise
Content and Business  Process  Management.  This  platform,  called  FileNet P8, provides a flexible  and  scaleable  framework  for  developing  solutions  that provide  our  customers  with the  ability to manage  content  throughout  their organizations,  and streamline  their  business  processes.  Enterprise  Content
Management, or ECM, refers to the broad range of functions used by organizations of all types,  including  businesses and governmental  agencies,  to control and track the  information,  or content,  that is  important  to the  organization's operations, whether that information is used internally, such as sales contracts or product  diagrams,  or  externally,  such as content  provided  to  customers through a Web site.  The  documents and content our software  manages,  commonly called unstructured  content,  includes,  but is not limited to: Web pages, word processing  documents,  spreadsheets,  HTML, XML, PDF,  document  images,  email messages and other electronic content. Our software offers customers the ability to configure,  design, build and deploy ECM solutions to meet the needs of their particular business or organization.

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

     Our earnings results are highly  sensitive to fluctuations in revenue.  The nature of our cost structure is essentially  fixed,  with employee  compensation and benefits being the single  largest  expense.  These expenses  represent more than 50% of our cost  structure.  Costs  associated  with variable  compensation expense and third party royalty  expenses  fluctuate  with  revenue.  Our future profitability  is contingent  upon revenue  growth  achieved  through  continued
investments in internally developed or acquired software  technologies that gain market acceptance.

Software

     The  FileNet P8  platform  provides  our  customers  with  enterprise-level software that is scalable and flexible to handle  demanding  content  challenges and manage  complex  business  processes.  The  FileNet P8  platform  provides a framework  for  functional  expansion  to provide  enhanced  content and process
management  across  an  enterprise   through  FileNet's  product  suites;   each
emphasizing a different aspect of the ECM solution set, with functions  designed to meet a customer's  individual ECM or BPM needs. Each suite can be implemented by a customer individually, but remains expandable to include additional FileNet content and process management capabilities.  Solutions and applications,  built by third party partners or our customers using FileNet P8 software, are designed to manage documents and all forms of content; allowing organizations to capture, create,  use, and activate  that content in order to make  decisions  faster and bring control and consistency to business  processes,  to improve efficiency and address compliance requirements.

     We license  our ECM  software  to  companies  in the  insurance,  financial
services,   government,   manufacturing,    telecommunications   and   utilities
industries,  both directly to the end user and through  partners.  The growth in software  license  revenue is affected by the  strength of general  economic and business  conditions,  as  well  as the  competitive  position  of our  software products. Our enterprise software business is characterized by long sales cycles and timing of a few large software license  transactions  that can substantially affect our  operating  results.  In the past several years the economy has shown slow growth in the software  industry  resulting  in customer  delays or limited spending for technology  capital.  The ability to meet regulatory and compliance requirements has become  increasingly  critical for large public  enterprises in order to maintain proper  documentation for all key transactions.  We believe we are well  positioned  to grow our revenue  through our  software  products  that address  our  current  and  prospective  customers'  regulatory  compliance  and business process improvement requirements.  However, we believe software revenue will continue to be affected by future economic conditions.

Customer Support

     We  offer  product   support  on  a  global  basis  to  ensure   successful
implementation of our products and customer  satisfaction.  Our support offering also  includes  the right to new  versions.  Our  Customer  Service  and Support organization provides  comprehensive  support capabilities  including electronic and real-time  phone support and global call tracking for customers and partners on support  programs.  System  engineers  deliver  support  coverage on multiple platforms  with 24-hour call  handling.  Our Web site offers the ability to open cases, search our knowledge base and review related status reports.

     Our  customers  typically  purchase  support at the time they  acquire  new software  licenses and renew their software license support  contracts  annually provided  their systems are still in service.  The growth of support  revenue is influenced  by the renewal rate of the existing  customer base and the amount of new support  contracts  associated  with the sale of new software  licenses.  We believe that our customer  support revenue will continue to grow as we sell more new software licenses and our customers  continue to renew their product support contracts.

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
Additionally,  we license  and embed third  party  software  that is designed to expand the  functionality  of our products  through a variety of agreements with the  producers  of this  software  and we intend to increase the number of third party  licensing  agreements.  We expect  research and  development  to remain a significant portion of our cost structure throughout 2005.

Critical Accounting Policies and Estimates

     The condensed  consolidated financial statements of FileNet are prepared in conformity with accounting principles generally accepted in the United States of
America.  The condensed  consolidated  financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions  have been eliminated.  The preparation of financial  statements in conformity with accounting principles generally accepted in the United States of
America  requires  management to make estimates and assumptions  that affect the reported  amounts  of  assets  and  liabilities  at the  date  of the  financial statements and the reported amounts of revenue and expenses during the reporting period.

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

     Revenue Recognition.  The nature of our business commonly includes multiple elements in our  arrangements  and requires us to make judgments for determining the timing and the amount of revenue to recognize.  These judgments include, but are not limited to,  determining  the allocation of revenue in multiple  element arrangements  based on vendor  specific  objective  evidence and determining the creditworthiness  of a customer to assess the  probability  of  collection  of a transaction.

     We derive revenue from the following sources: (1) software,  which includes
software  licenses,   (2)  customer  support  revenues,   which  include  annual
maintenance agreements, and (3) professional services, which include consulting, implementation and training services.

     The  provisions  of  Statement  of  Position  No.  97-2,  Software  Revenue
Recognition,  issued by the American Institute of Certified Public  Accountants,
governs the basis for our software revenue  recognition.  Accordingly,  software license  revenue  is  recognized  when:  (1) we  enter  into a  legally  binding arrangement  with a customer  for the  license of  software;  (2) we deliver the products;  (3)  customer  payment is deemed  fixed or  determinable  and free of contingencies or significant  uncertainties;  and (4) collection is probable. We must make  judgments and estimates to determine  whether or not the certainty of these elements has been met.

     Our software  license  arrangements  often include  multiple  elements that consist of software, post- contract customer support agreements and professional services such as consulting,  implementation and training.  We recognize revenue
in  multiple  element   arrangements   using  the  residual  method  of  revenue
recognition in accordance  with SOP 98-9.  Under the residual  method,  the fair value of the undelivered  elements is deferred and the remaining  portion of the arrangement  fee is allocated to the  delivered  elements and is  recognized  as revenue,  assuming  all other  revenue  recognition  criteria  have been met. If evidence of fair value for each undelivered  element of the arrangement does not exist,  all revenue from the  arrangement  is  recognized  when evidence of fair value is determined or when all elements of the arrangement are delivered.

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
Revenue is recognized on such  contracts as time is incurred and approved by the customer.  We also provide fixed price pre-packaged  services that are one month or less in  duration.  Revenue  from such  short-term  fixed price  contracts is recognized  upon  completion  of the work and  customer  acceptance.  Short-term fixed-price  contracts of a repetitive  nature are more readily  estimable  than long-term  contracts.  Our ability to make judgments  about revenue and cost for these types of contracts has in the past been accurate. We have limited exposure to cost overruns in professional  service engagements as any additional services are  pre-approved by our customers in time and material  contracts and our fixed price contracts are normally very short term in nature and highly estimable.

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

     Goodwill  and Other  Intangible  Assets.  Our  business  acquisitions  have resulted in goodwill and other intangible  assets.  Goodwill is recorded at cost and is not  amortized,  but is tested for impairment at least annually and would be written down if impairment were  determined.  Effective the first day of July of each year,  goodwill is tested for  impairment by determining if the carrying value of each  reporting  unit exceeds its fair value.  Our reporting  units are
consistent  with  the  reportable   segments  identified  in  Note  7.  We  also
periodically  evaluate  whether events and  circumstances  have occurred between annual  testing  dates that  indicate the carrying  value of goodwill may not be recoverable.  We  performed  an  impairment  analysis  as of  July  1,  2004  in accordance  with SFAS 142.  The results  indicated  there was no  impairment  of goodwill in any of the three reporting  units. As of March 31, 2005,  there have been no indicators of  impairment;  therefore no interim  impairment  tests have been performed.

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

     We  recognize  deferred  income tax assets and  liabilities  based upon the differences  between the financial  statement carrying amounts and the tax bases of assets and  liabilities.  Such deferred income taxes primarily  relate to the timing  of the  recognition  of  certain  revenue  items  and the  timing of the deductibility  of certain  reserves  and accruals  for income tax  purposes.  We regularly  review the deferred  tax assets for  recoverability  and  establish a valuation  allowance when it is more likely than not that some portion or all of the  deferred tax assets will not be  realized.  In 2004 we  concluded  that the
valuation   allowance   associated  with  domestic  NOL's  and  other  temporary
differences  should be fully  reversed  as a result of the  cumulative  domestic profits in recent years and future domestic  projections.  However,  we could be required to record  additional  valuation  allowance  against the  deferred  tax assets if we are unable to generate  sufficient  future taxable income,  fail to benefit from our tax planning strategies or if there is a material change in the actual  effective tax rates or time periods within which the  underlying  timing differences become taxable or deductible.  Increases in the valuation  allowance could have a material  adverse  impact on our income tax  provision  and our net income. The remaining portion of the valuation  allowance of $15 million related to stock  option  deductions  will result in an increase to  additional  paid in capital should the Company generate sufficient taxable income in future years to utilize the net operating loss carryforwards recorded as a deferred tax asset.

Results of Operations

     The  following  table  sets  forth  certain   consolidated   statements  of
operations data as a percentage of total revenue for the periods indicated:

                                                     Three Months Ended
                                                          March 31,
                                                   2005              2004
Revenue:
   Software                                        38.5%            41.6%
   Customer support                                48.3              45.5
   Professional services and education             13.2              12.9
Total Revenue                                     100.0             100.0

Cost of revenue:
   Software                                         2.4               3.5
   Customer support                                10.5              10.4
   Professional services and education             10.4              10.9
      Total cost of revenue                        23.3              24.8

Gross Profit                                       76.7              75.2

Operating expenses:
Sales and marketing                                38.2              41.8
Research and development                           18.6              20.2
General and administrative                          9.2               9.2
      Total operating expenses                     66.0              71.2

Operating income                                   10.7               4.0
Other income, net                                   2.0               0.9
Income before income tax                           12.7%             4.9%

Revenue

     Total  revenue in the quarter  ended  March 31,  2005  compared to the same period in 2004 was  virtually  unchanged  with an  increase  of less than half a percentage  point.  Our software  segment  showed a 7.0% decline in revenue year over year.  Fluctuation in software revenue is attributable to the timing of one or a few large enterprise  transactions when comparing quarters.  Revenue in our service segments increased when comparing the first quarter of 2005 to the first quarter of 2004. A high rate of renewal in our customer  support  segment and an increase in professional  services and education  revenue offset the decrease in software revenue.

     Revenue by  Geography.  The  following  table sets forth  total  revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

                                           Three Months Ended
                                                March 31,                     .
                                                                   % Increase/
 (in thousands)                           2005           2004        decrease

 $ Total Revenue
 Total United States Revenue        $   68,597     $   68,000             0.9%

 Europe, Middle East and Africa         25,538         25,317             0.9%
 Canada, Latin America and Asia          5,882          6,181            (4.8%)
 Total International Revenue            31,420         31,498            (0.2%)

 Total Revenue                      $  100,017     $   99,498             0.5%

 % of Total Revenue
 United States Revenue                    68.6%         68.3%
 International Revenue                    31.4%         31.7%
 Total Revenue Contribution              100.0%        100.0%

     Revenue  generated  in the United  States  grew by 0.9% in the first  three months of 2005  compared to the same period in 2004.  This  increase  during the three-month  period  is  primarily  due  to the  increase  in  service  revenue.
International  revenue  represented  approximately 31.4% of total revenue in the first three months of 2005  compared to  approximately  31.7% for the same three months in 2004. The factors driving software license and service revenue changes will be more fully discussed in the Revenue by Reporting Segment section below.

     We believe that process improvement and content management requirements are global in nature and international customers also view our products as essential to solving their business and content problems.  Revenue growth in the long term appears to be  non-regional in nature,  but is subject to periodic  fluctuations depending on transaction size and timing.  Furthermore,  international  revenues will be adversely affected if the U.S. dollar strengthens  against certain major international currencies or if international economic conditions weaken.

     Revenue by Reporting Segment.  The following table sets forth total revenue by  reporting  segment  and as a  percentage  of total  revenue  for the periods indicated:

Revenue by Reporting Segment

                                   Three Months Ended
                                        March 31,                        .
                                                             % Increase/
(in thousands)                   2005            2004         (decrease)

$ Total Revenue
   Software                 $  38,451       $  41,351              (7.0%)
   Customer Support            48,333          45,270               6.8%
   Professional Services and
   Education                   13,233          12,877               2.8%
   Total Revenue            $ 100,017       $  99,498               0.5%

% of Total Revenue
   Software                      38.5%           41.6%             (3.1%)
   Customer Support              48.3%           45.5%              2.8%
   Professional Services
   and Education                 13.2%           12.9%              0.3%
   Total Revenue
   Contribution                 100.0%          100.0%

     Software.  Software  revenue  consists of fees earned from the licensing of our software  products to our customers.  Software revenue  decreased by 7.0% in the three-month period ended March 31, 2005 compared to the same period in 2004.
As we have seen in prior quarters, fluctuation in buying patterns and the number of large enterprise transactions that close in any particular quarter can affect our level of software sales quarter to quarter. One customer accounted for 9% of total  revenue  in the  first  quarter  of  2004.  There  were  no  individually significant sales of this size in the first quarter 2005, which accounts for the year-to-year  decrease.  This buying  behavior  creates an  environment  that is unpredictable  and we believe this will continue in the near term. In the longer term we believe spending on enterprise  content  management and business process management  software will be a priority as companies look to automate regulatory and compliance  requirements.  Additionally,  we believe there will be increased demand for our ECM products driven by the need for large organizations to manage their unstructured content.

     Customer  Support.  Customer  support  revenue  consists  of  revenue  from software maintenance contracts, time and material revenues and the sale of spare parts and  supplies.  Maintenance  contracts  entitle our  customers  to receive technical  support,  enhancements  and  upgrades  to new  versions  of  software releases  when and if  available.  Time and  material  revenue is  derived  from services  provided to the customer  that are not  included in their  maintenance
contract   entitlements.   Customer   support  revenue  is  generated  from  new
maintenance  contracts for current year  software  sales and from the renewal of
existing  maintenance   contracts  for  previously  sold  software  licenses  on
installed systems. Customer support revenue increased by 6.8% in the three-month period  ended  March 31,  2005  compared  to the same  period  in 2004.  We have historically  experienced a high contract  maintenance renewal rate and continue to see this same high level of renewal,  but are continuing to encounter pricing
pressures  from  our  customers   during   contract   negotiation  and  renewal.
Accordingly,  the rate of software revenue growth may not directly  correlate to the same growth for customer support revenue experienced in the past.

     Professional  Services and Education.  Professional  services and education revenue is generated from consulting and implementation services to end users of our software products,  technical consulting services provided to our resellers, and training  services.  No modifications  are made to our standard base product code once the  software  has been  sold.  Professional  services  and  education revenue  increased by 2.8% in the three months ended March 31, 2005  compared to the same period in 2004. Professional services revenue is dependent on the level and the nature of software sales in prior periods. Professional services revenue grows more  rapidly  when  customers  purchase  new  systems  for a large  scale implementation or purchase our FileNet P8 product to replace legacy systems,  as opposed to existing customers  purchasing add-on licenses for installed systems.
The increase in  professional  services and education  revenue we experienced in the first three months of 2005 compared to the same period in 2004 was primarily attributable  to the increase in P8 software  license  sales.  Based on software revenue  sales for the past  year we do not  believe  the  level of  demand  for professional  services and  education  services will change  significantly  from current levels.

Cost of Revenue

     Cost of Revenue by Reporting Segment.  The following table sets forth total cost of revenue by reporting segment and as a percentage of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

                                        Three Months Ended
                                            March 31,                               .
                                                                        % Increase/
(in thousands)                         2005                2004          (decrease)

$ Total Cost of Revenue
Software                        $     2,370         $     3,523             (32.7%)
Customer Support                     10,526              10,292               2.3%
Professional Services and
Education                            10,384              10,838              (4.2%)
Total Cost of Revenue           $    23,280         $    24,653              (5.6%)

% Total Cost of Revenue
Software                                6.2%                8.5%             (2.3%)
Customer Support                       21.8%               22.7%             (0.9%)
Professional Services and
Education                              78.5%               84.2%             (5.7%)
Total Cost of Revenue as a %
of Revenue                             23.3%               24.8%             (1.5%)

     Software. Cost of software revenue includes royalties paid to third parties for  technology  used in our  products to enhance  features  and  functionality, referral fees, amortization of acquired technology, media costs, and the cost to manufacture and distribute  software.  The cost of software  revenue in absolute dollars  decreased by 32.7% when comparing the three months ended March 31, 2005 to the same three months in 2004.  The cost of software  revenue as a percent of software  revenue  decreased 2.3  percentage  points in the  three-month  period comparison.  Costs will fluctuate  period to period based on the mix of products sold  containing  third  party  royalties  and fees.  A majority  of the current quarter  decrease is due to royalty costs being $0.9 million less than the prior year  quarter.  However,  we  anticipate  continuing  to  integrate  third party technology  with our  software  which  could  lower our margins in the future by several  percentage points from current levels.  Going forward we anticipate the cost of software revenue to be approximately 8%-10% of software revenue.

     Customer  Support.  Cost of customer  support revenue  includes the cost of compensation  and  benefits  paid to customer  support  personnel,  facility and technology  infrastructure  expenses  in our call  centers,  supplies  and spare parts.  The cost of customer  support  revenue as a percent of customer  support revenue  decreased by 0.7 percentage  points in the three months ended March 31,
2005 compared to the same period in 2004. The cost of customer  support  revenue in absolute dollars  increased $0.2 million in these  comparable  periods due to minor increases in variable compensation,  third-party maintenance and a variety of other expense items. The reduction in cost of customer support revenue,  as a percentage of the revenue is  attributable  to  efficiencies  in the delivery of technical  support,  which  allows for  increased  revenue  without a comparable increase in cost.  We expect the cost of customer  support  revenue to remain at approximately 21%-24% of customer support revenue for the near future.

     Professional  Services and  Education.  Cost of  professional  services and education  revenue  consists  primarily  of the costs of  professional  services
personnel,   training  personnel,  and  third-party  contractors.  The  cost  of professional  services  and  education  revenue,  as a percent  of  professional services and education revenue,  decreased by 5.7 percentage points in the three months  ended  March 31,  2005 as  compared  to the same  period  in 2004.  This decrease in cost of professional  services and education revenue as a percent of professional  services and education revenue is primarily  attributable to lower costs  associated with reduced employee  headcount  resulting in $0.5 million in lower benefit costs and lower variable employee  compensation.  In the near-term we  expect  professional  services  and  education  costs  as  a  percentage  of professional  services  and  education  revenue  to vary  from  period to period depending on the utilization rates of internal  resources,  the level of revenue and the mix between internal and external service providers, but to average in a range between 80%-82% of revenue.

Operating Expenses

     Total  Operating  Expenses.  The following table sets forth total operating expense  by  function  and as a  percentage  of total  revenue  for the  periods indicated:

Operating Expenses

                                           Three Months Ended
                                                March 31,                       .
                                                                     % Increase/
(in thousands)                           2005              2004       (decrease)

$ Total Operating Expenses
Research and Development           $   18,630       $    20,102            (7.3%)
Marketing and Sales                    38,182            41,561            (8.1%)
General and Administrative              9,227             9,233            (0.1%)
Total Operating Expenses           $   66,039       $    70,896            (6.9%)

% Total Operating Expenses
Research and Development                 18.6%             20.2%           (1.6%)
Marketing and Sales                      38.2%             41.8%           (3.6%)
General and Administrative                9.2%              9.3%           (0.1%)
Operating Expense as a % of
Revenue                                  66.0%             71.3%           (5.3%)

     Research and Development.  Our research and development efforts are focused on enhancing and maintaining our Enterprise Content Management capabilities. Our efforts focus on our product suites including Business Process Manager,  Content
Manager,  Image Manager,  Email Manager,  Records Manager,  Forms Manager,  Team
Collaboration Manager, Web Content Manager and other capabilities.

     Our research and development  expense consists primarily of personnel costs for internal software development; third party contracted development resources, and related facilities costs. Research and development expense decreased 7.3% in the three  months  ended March 31, 2005  compared to the same period in 2004 due primarily  to lower  internal  personnel  and  facility  expense of $1.5 million resulting  from  decreased  headcount.  The  number  of  internal  research  and development  personnel  was 401 on March 31,  2005  compared to 452 on March 31,
2004.  We  currently  have 94  contract  workers  in India  developing  software compared to 99 one year ago. This  reduction  resulted in a decrease in research and development expense as a percent of revenue by 1.6 percentage points for the three months ended March 31, 2005 compared to the same period in 2004.  Offshore development  cost  remained  constant  at  approximately  $2.0  million  for the comparable  periods.  We intend to modestly  increase  research and  development headcount in the short term to invest in adding  functionality to our Filenet P8 platform,  increase support for industry standards,  and extend the scalability, manageability,  and  openness of the Filenet P8  architecture.  We believe  that research  and  development  expenditures,  including  compensation  of technical personnel,  are essential to maintaining  our  competitive  position.  We expect research and development  expense to range between  18%-20% of revenue  assuming revenue growth in the near term.

     Selling and  Marketing.  We sell our products  through a direct sales force and our  indirect  channel  sales  partners.  The  majority  of our  selling and marketing  expense is salaries,  benefits,  sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market development  programs.  Selling and marketing expense as a percent of revenue  decreased by 3.6 percentage points for the three months ended March 31,
2005  compared  to the same  period in 2004.  In  absolute  dollars  selling and marketing  expense  decreased  by 8.1% for the three months ended March 31, 2005 compared to the same period in 2004.  Approximately $1.9 million of the decrease in absolute  dollars  was  attributable  to reduced  compensation  and  benefits resulting from lower headcount.  Headcount was 534 as of March 31, 2005 compared to 582 as of March 31,  2004.  Reduced  spending in  programs,  travel,  and the annual sales kickoff meeting held in the first quarter accounted for the balance of the  decrease.  We  expect  expense  levels  in future  quarters  to  reflect incremental  hiring in sales and increased  marketing program expense related to lead generation and brand awareness and we expect selling and marketing  expense to range between 38%-40% of revenue in the near-term.

     General and Administrative. Our general and administrative expense consists primarily of salaries,  benefits,  and other expenses related to personnel costs
for  finance,  information  technology,   legal,  human  resources  and  general
management  and  the  cost  of  outside  professional   services.   General  and
administrative  expense as a percent of revenue and in absolute dollars remained constant in the three months ended March 31, 2005 compared to the same period in
2004. We expect  general and  administrative  expense to range between 8%-10% of revenue in the near-term.

     Other Income,  Net. Other income, net consists primarily of interest income earned on our cash and investments,  and other items including  realized foreign exchange  gains and losses and  interest  expense.  Other  income,  net of other expenses, was $2.0 million for the three months ended March 31, 2005 compared to
$1.1  million  during the three months  ended March 31,  2004.  Interest  income increased  $0.9  million  in the first  quarter  of 2005  compared  to the first quarter in 2004.  This increase is  attributable  to a higher cash balance and a higher  weighted  average  interest rate earned on cash,  cash  equivalents  and investments  which was  2.44%  during  the three  months  ended  March 31,  2005 compared to 1.48% for the same period in 2004.

     Provision for Income Taxes. Our combined federal,  state and foreign annual effective  tax rate  applied to the three  months  ended March 31, 2005 was 35%, compared to 18% for the comparable  period in 2004. The increased  effective tax rate applied to the three months  ended March 31, 2005 was  primarily  due to i)
the mix of income earned by domestic operations versus the foreign subsidiaries, and ii) the absence of a valuation allowance reversal that benefited our rate in
2004.

Liquidity and Capital Resources

     As of March 31, 2005, cash and cash equivalents and investments were $375.4 million,  an increase of $26.7 million from $348.7 million at December 31, 2004.
Cash,  cash  equivalents  and  investments  include $299.3 million in the United
States  and  $76.1  million  held by our  foreign  subsidiaries.  Cash  and cash equivalents  consist of high quality and highly liquid investments in short-term money  market  funds,  United  States  government  agency  discount  notes,  and corporate notes. Cash equivalent  investments  include instruments with original maturities  of 90  days  or  less.  Short-term  investments  include  investment instruments  with  maturities  of greater than 90 days and less than 365 days as well as auction rate securities  that reset interest rates at auction  intervals ranging from 7, 28, 35, or 49 days. Long-term  investments consist of high grade corporate and government  securities with maturities  greater than 12 months and less than three years.

     Our two major  sources of cash in the past two fiscal  years have been cash generated from  operations and cash  generated  from financing  activities.  The amount of these sources can fluctuate  depending on  operational  activities and stock price as more fully discussed  below.  Cash flow from operations was $29.3 million for the three months ended March 31, 2005  compared to $36.0 million for the same three months in 2004.  Cash provided by financing  activities  was $1.3 million in the three months ended March 31, 2005  compared to $10.2  million for the same period in 2004.

     Net  income is a primary  source of cash  from  operating  activities.  Net income was $8.3  million and $4.0  million for the three  months ended March 31,
2005 and 2004,  respectively.  Depreciation and amortization added to net income to provide  cash from  operating  activities  - although the amount has declined year to year due to tight budgetary control over capital spending.  Depreciation and  amortization  was $3.8 million in the first  quarter of 2005 down from $4.3 million in the first quarter of 2004. Our cash from  operations is also impacted by changes in working  capital  accounts.  Changes in  accounts  receivable  and unearned  revenue have typically had the largest  impact on our cash flows.  The days sales  outstanding  metric,  which is  calculated  by dividing  quarter-end accounts receivable by average daily sales for the quarter, was 36 days at March
31, 2005  compared to 30 days at of March 31, 2004.  We attempt to structure our sales  contracts  to require a majority of payments in 30 days or less,  and all payments in 90 days or less. To the extent that competitive pressures require us to extend our terms,  it would result in a decrease to our operating cash flows.
Our annual customer support agreements are typically prepaid at the beginning of the  support  period,  resulting  in a large  cash  inflow  and a  corresponding increase in unearned  maintenance  revenue.  This has  historically  resulted in significant  cash inflows in the first quarter,  when the largest portion of our support agreements renews. This trend continued in the first quarter of 2005.

     Net cash generated from investing  activities was $83.3 million compared to net cash used in investing  activities of $5.9 million in the three months ended
March  31,  2005 and  2004,  respectively.  Capital  spending  has  been  fairly consistent and under tight budgetary  control and accounted for net cash used of
$1.6 million in the first  quarter of 2005 and $2.7 million in the first quarter of  2004.  We do not  expect  capital  expenditure  levels  in  2005  to  differ significantly from the level of the past year.  Significant changes in cash from investing  activities  have resulted from the purchase and sale of  investments.
Excess cash from  operations  is invested in high quality debt  instruments  and securities,  and the timing of purchases  and  maturities of  investments  could result in significant short-term fluctuations in net cash used or generated from investing  activities.  During  the first  quarter  of 2005,  most  auction-rate securities were sold which resulted in an increase in cash and cash  equivalents and at the same time generated the large increase from proceeds from the sale of marketable  securities  that is  reflected in the first  quarter of 2005.  As we continue to generate excess cash, we expect to invest such amounts in marketable securities  and thus  continue  to show a net use of cash  related to  investing activities.  However,  based on the nature of our  investment  policy,  all such investments are available in the short term if needed for any reason.

     Net cash  provided by  financing  activities  results  from the proceeds of common stock related to employee  stock option plans and employee stock purchase plans.  Cash  generated from this activity was $1.3 million for the three months ended  March 31,  2005  compared  to $10.2  million for the same period in 2004.
Stock prices  unfavorably  influenced this activity in the first quarter of 2005 with a lower stock price  compared to the first quarter of 2004.  When our stock price is greater than the exercise price of outstanding stock options, we expect to generate cash from option exercises.

     The effect of exchange  rate changes on cash and cash  equivalents  held in foreign currency had the effect of decreasing net cash in the two periods as the
Euro and other currencies weakened against the dollar in those two quarters.

     We have no borrowing arrangements as of March 31, 2005. We believe that our present  cash  balances,  together  with  internally  generated  funds,  will be sufficient to meet our working capital and capital expenditures throughout 2005.
See "Risk Factors".

Other Financial Instruments

     We conduct business on a global basis in several  currencies.  Accordingly, we are exposed to movements in foreign  currency  exchange  rates. We enter into forward foreign exchange contracts to minimize the short-term impact of currency fluctuations on monetary assets and liabilities  denominated in currencies other than the  functional  currency  of the  relevant  entity.  We do not enter  into foreign exchange  forward  contracts for trading  purposes.  Gains and losses on these  contracts,  which equal the difference  between the forward contract rate and the prevailing market spot rate at the time of valuation,  are recognized as other income (expense) in the consolidated statements of operations. We open new hedge  contracts  each  quarter  that will  mature  at the end of the  following quarter. The counterparties to these contracts are major financial institutions.
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

     In  December  2004,  the  FASB  revised   Statement  No.  123  (FAS  123R),
"Share-Based  Payment,"  which requires  companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date  fair value of the award.  The cost will be recognized over the period during which an employee is required to provide  service in exchange for the award,  usually the vesting  period.  The accounting  provisions of FAS 123R will be effective as of the  beginning of the first fiscal year that begins after June 15, 2005. We will adopt the provisions of FAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards,  unvested  awards that are outstanding on the effective date and any awards that are  subsequently  modified or cancelled.  Compensation  expense for outstanding  awards for which the requisite  service had not been rendered as of the effective  date will be recognized  over the remaining  service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123
(Note 3 Stock-Based Compensation).  We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing  stock-based  awards granted after the effective date and the impact the recognition of compensation  expense related to such awards will have on our financial statements.

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

Other competitive risks include, but are not limited to:

     o    We  anticipate   significant  future  consolidation  as  the  software
          industry matures. Large  well-established  software firms like Oracle,
          IBM and EMC  either  have  entered  or may enter our  market by adding content  management  features to their existing suite of products.  In addition,  large hardware or infrastructure firms may enter our market by acquiring our competitors to pursue revenue growth opportunities;

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

     o    In  order  to  be  successful  in  the  future,  we  must  respond  to technological  change,  customer requirements and competitors' current software  products  and  innovations.  We may not be  able to  compete effectively in our target markets. In addition,  current and potential
          competitors   have   established   or   may   establish    cooperative
          relationships  among  themselves or with third parties to increase the ability  of their  products  to  address  the needs of the  markets we serve.  Accordingly,  it is possible that new competitors or alliances among  competitors may emerge and rapidly acquire  significant  market share.  Increased competition may result in price reductions,  reduced gross  margins and loss of market  share that could  result in reduced revenue.

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

     We must develop and sell new  products to keep up with rapid  technological change in order to achieve future revenue growth and  profitability.  The market
for  our  software  and  services  is  characterized   by  rapid   technological
developments,  evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements.  Our ability to continue to sell  products  will be  dependent  upon our  ability to continue to enhance our existing  software and services  offerings,  develop and introduce,  in a timely manner, new software products  incorporating  technological advances and respond to customer requirements.  For example, three new product suites that we predict can  address  new  markets  include  Records  Manager,  E-Mail  Manager and Team
Collaboration  Manager.  The  Records  Manager  Suite was  released in the third quarter of 2004 and provides  customers  with the  capability to  systematically apply records management  principles to content.  E-Mail Manager was released in late  2004 and  allows  organizations  with  large  numbers  of  email  users to effectively  manage email  content.  The Team  Collaboration  Manager  Suite was released during the first quarter of 2005 and is designed to enable customers to initiate collaborative tasks at any point in a process.

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

     Our business is highly  automated for the  execution of marketing,  selling and  technical  support  functions,  and natural  disasters  that disable  these systems  could result in a disruption  in our ability to transact  business.  We depend on the  integrity of our  information  systems  network  connectivity  to perform these business  functions.  While  mitigating  measures have been put in
place,   significant  business  interruption  could  occur  at  our  Costa  Mesa headquarters  facility due to a natural  disaster such as an  earthquake,  which could cause a prolonged  power  outage and the  inability  for key  personnel to perform their job functions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     Our  exposure to market rate risk for  changes in  interest  rates  relates primarily to our investment  portfolio.  We have not used  derivative  financial
instruments  in  our  investment  portfolio.   We  place  our  investments  with
high-quality  issuers and, by policy, limit the amount of credit exposure to any one issuer.  We protect and  preserve our  invested  funds by limiting  default, market and reinvestment  risk. Our investments in marketable  securities consist primarily of high-grade  corporate and government  securities with maturities of less than three years.  Investments purchased with an original maturity of three months or less are  considered to be cash  equivalents  except for  auction-rate securities that are considered as short term investments for any maturities less than  365  days.  We  classify  all of our  investments  as  available-for-sale.
Available-for-sale  securities are carried at fair value,  with unrealized gains and  losses,  net of tax,  reported  in a separate  component  of  stockholders'
equity. The average maturity of our investment portfolio is 78 days;  therefore, the movement of interest rates should not have a material  impact on our balance sheet or  income  statement.

     Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities.  We classify investments  maturing  in less than one year in current  assets and  investments maturing greater than one year are classified as long-term investments.

     At any time, a significant increase/decrease in interest rates will have an impact  on the  fair  market  value  and  interest  earnings  of our  investment portfolio.  We do not  currently  hedge this  interest  rate  exposure.  We have performed a sensitivity analysis as of March 31, 2005 and 2004, using a modeling
technique   that  measures  the  change  in  the  fair  values  arising  from  a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest  rates across the entire yield curve,  which are  representative  of historical  movements in the Federal  Funds Rate with all other  variables  held

constant.   The   analysis   covers   our   investment   and  is  based  on  the
weighted-average  maturity of our investments as of March 31, 2005 and 2004. The sensitivity  analysis  indicated  that a  hypothetical  50 basis points  adverse movement  in  interest  rates  would  result in a loss in the fair values of our
investment   instruments  of  approximately  $314,000  at  March  31,  2005  and approximately  $223,000 at March 31, 2004.  Similarly a  hypothetical  100 basis points  adverse  movement in interest  rates would  result in a loss in the fair values of our  investments  of  approximately  $629,000  at March  31,  2005 and approximately $446,000 at March 31, 2004.

     The following table provides  information about our investment portfolio at
March 31, 2005:

                                                                                  .
                                                    Unrealized          Estimated
  (in thousands)                         Cost       Gain/(Loss)        Fair Value
  Debt Securities
    Due in one year or less:
       Short-term munis-taxable    $    7,500       $        -         $    7,500
       Corporate                        7,091              (27)             7,064
       Governments/Agencies           116,525             (409)           116,116
  Total due in one year               131,116             (436)           130,680

  Due in one to three years:
       Government/Agencies              9,687             (102)             9,585
   Total due in three years             9,687             (102)             9,585

      Grand total                  $  140,803       $     (538)        $  140,265

Foreign Currency Fluctuations and Inflation

     Our  performance  can be  affected  by changes in foreign  currency  values relative to the U.S.  dollar in relation to our revenue and operating  expenses.
We have entered into forward  foreign  exchange  contracts in an effort to hedge against the effects of fluctuating  currency  exchange rates on monetary  assets and liabilities  denominated in currencies other than the functional currency of the relevant  entity  (mainly in Europe and Asia  Pacific).  We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting  policies for these  contracts  are based on our  designation  of the contracts  as  hedging  transactions.  Gains  and  losses  on  foreign  exchange contracts  are  recognized  in income in the same period as the gains and losses occur. Our forward  contracts have an original  maturity of three months.  These contracts  were closed on the last business day of the quarter  ending March 31,
2005 and as such there were no  outstanding  forward  contracts  as of March 31,
2005.

     Cumulative  other  comprehensive  income  decreased $2.7 million during the three-month  period  ended March 31,  2005 due to  unrealized  foreign  currency translation  loss of $2.6  million  resulting  from  the  weakening  of the Euro against the U.S. dollar the first three months of 2005.

     Management  believes that inflation has not had a significant impact on the prices of our products, the cost of our materials,  or our operating results for the three months ended March 31, 2005.

Item 4.   Controls and Procedures

     Conclusion   regarding  the   effectiveness  of  disclosure   controls  and
procedures.  We maintain disclosure controls and procedures that are designed to ensure that information  required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports are recorded, processed,  summarized and reported within the time periods  specified in the Securities  and Exchange  Commission's rules and forms and that such information is accumulated and communicated to our management,  including our Chief Executive Officer and Chief Financial  Officer,
as appropriate,  to allow for timely decisions regarding required disclosure. In designing and  evaluating  the disclosure  controls and  procedures,  management recognizes  that any controls and  procedures,  no matter how well  designed and operated, can provide only reasonable assurance of achieving the desired control objectives,  and  in  reaching  a  reasonable  level  of  assurance,  management necessarily  was required to apply its judgment in evaluating  the  cost-benefit relationship of possible controls and procedures.

     As of March 31, 2005,  the end of the quarter  covered by this  report,  an evaluation was carried out under the supervision and with the  participation  of our management,  including our Chief  Executive  Officer and our Chief Financial
Officer,  of the  effectiveness  of the design and  operation of our  disclosure controls and procedures as required by Securities  Exchange Act of 1934 Rule 13a
- 15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure  controls and procedures were effective at the reasonable assurance level.

     Changes in internal  control over  financial  reporting.  There has been no change in our internal controls over financial  reporting during our most recent fiscal  quarter  that  has  materially  affected,  or is  reasonably  likely  to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 10 to Condensed Consolidated Financial Statements.

Item 6.  Exhibits

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

May 10, 2005                  By:  /s/ Sam M. Auriemma                               .
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

    10.6*+   Amended and Restated  FileNet  Corporation  1998 Employee Stock Purchase Plan (filed as Appendix B to
             Registrant's  Definitive Proxy Statement on Schedule 14A, for the Registrant's 2002 Annual Meeting of
             Stockholders, filed on April 18, 2002).

  10.6.1*+   Amendment No. 1 to the FileNet Corporation Amended and Restated 1998 Employee Stock Purchase Plan
             (filed as exhibit 10.6.1 to Registrant's Current Report of Form 8-K filed on April 11, 2005).

  10.6.2*+   Revised Amendment No. 1 to the FileNet Corporation Amended and Restated 1998 Employee Stock Purchase
             Plan (filed as exhibit 10.6.2 to Registrant's Current Report of Form 8-K filed on April 21, 2005).

    10.7*+   FileNet Corporation  International  Employee Stock Purchase Plan (filed as Appendix C to Registrant's
             Definitive  Proxy  Statement  on  Schedule  14A,  for  the   Registrant's   2002  Annual  Meeting  of
             Stockholders, filed on April 18, 2002).

  10.7.1*+   Amendment  No. 1 to the  FileNet  Corporation  Amended  and  Restated  International  Employee  Stock
             Purchase Plan (filed as exhibit 10.7.1 to Registrant's  Current Report of Form 8-K filed on April 11,
             2005).

  10.7.2*+   Revised Amendment No. 1 to the FileNet Corporation Amended and Restated  International Employee Stock
             Purchase Plan (filed as exhibit 10.7.2 to Registrant's  Current Report of Form 8-K filed on April 21,
             2005).

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

   10.17*+   Form of Amended and Restated Letter Agreement,  dated May 15, 2003, by and between Registrant and the
             Chief Financial  Officer and President  (filed as Exhibit 10.17 to Registrant's  Quarterly  Report on
             Form 10-Q for the quarter ended June 30, 2003)(1) .

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

          b)  designed  such  internal  control and  procedures,  or caused such internal  control  over  financial  reporting  to  be  designed  under  our supervision,  to provide reasonable  assurance regarding the reliability of financial  reporting  and  the  preparation  of  financial  statements  for
     external  purposes  in  accordance  with  generally   accepted   accounting
     principles;

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

Date:    May 10, 2005

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

          b)  designed  such  internal  control and  procedures,  or caused such internal  control  over  financial  reporting  to  be  designed  under  our supervision,  to provide reasonable  assurance regarding the reliability of financial  reporting  and  the  preparation  of  financial  statements  for
     external  purposes  in  accordance  with  generally   accepted   accounting
     principles;

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

Date:   May 10, 2005

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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal  period  ended  March 31, 2005 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  May 10, 2005
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

     (i) the  accompanying  Quarterly Report on Form 10-Q of the Company for the
fiscal  period  ended  March 31, 2005 (the  "Report")  fully  complies  with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities
Exchange Act of 1934, as amended; and

     (ii) the  information  contained  in the  Report  fairly  presents,  in all material  respects,  the  financial  condition  and results of operations of the
Company.

Dated:  May 10, 2005
                                    /s/ Sam M. Auriemma             .
                                    Sam M. Auriemma
                                    Senior Vice President and
                                    Chief  Financial Officer
                                    (Principal Financial Officer)