Form 10-Q
period 2005-06-30
FILENET CORP
filed 2005-08-09
CIK 706015

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 00-15997

FILENET CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-3757924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3565 Harbor Boulevard, Costa Mesa, CA 92626
(Address of principal executive offices) (Zip code)

(714) 327-3400
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                  Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934:

Yes ☒ No ☐

As of August 8, 2005, there were 41,430,612 shares of the Registrant’s common stock outstanding.

FILENET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 182,346	$ 123,217
Short-term investments available for sale	195,856	211,196
Accounts receivable, net	40,165	35,878
Prepaid expenses and other current assets	11,400	12,179
Deferred income taxes	3,681	3,681
Total current assets	433,448	386,151

Property, net	19,055	21,738
Long-term investments	8,030	14,256
Goodwill	26,273	27,268
Intangible assets, net	4,953	6,188
Deferred income taxes	36,024	36,028
Other assets	2,329	2,037
Total assets	$ 530,112	$ 493,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 13,185	$ 13,868
Accrued compensation and benefits	27,497	33,674
Customer deposits and advances	8,452	9,007
Unearned maintenance revenue	65,710	47,145
Income tax payable	13,708	5,374
Other accrued liabilities	10,275	14,201
Total current liabilities	138,827	123,269

Unearned maintenance revenue and other liabilities	4,237	2,533
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock - $0.10 par value; 7,000,000 shares
authorized; none issued and outstanding
Common stock - $0.01 par value; 100,000,000 shares
authorized; 42,189,190 issued and 41,091,190
shares outstanding at June 30, 2005; and
41,690,989 shares issued and 40,592,989 shares
outstanding at December 31, 2004	292,597	284,490
Deferred compensation	(5,710)	(6,530)
Retained earnings	110,492	93,512
Accumulated other comprehensive income	4,236	10,959
Treasury stock, at cost; 1,098,000 shares	(14,567)	(14,567)
Net stockholders’ equity	387,048	367,864

Total liabilities and stockholders’ equity	$ 530,112	$ 493,666

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Software	$ 40,636	$ 32,677	$ 79,087	$ 74,028
Customer support	49,931	47,072	98,264	92,342
Professional services and education	14,072	14,337	27,305	27,214
Total revenue	104,639	94,086	204,656	193,584

Costs:
Software	2,719	3,128	5,089	6,651
Customer support	10,940	9,942	21,466	20,234
Professional services and education	11,370	11,154	21,754	21,992
Total cost of revenue	25,029	24,224	48,309	48,877

Gross Profit	79,610	69,862	156,347	144,707
Operating expenses:
Sales and marketing	40,718	39,198	78,900	80,759
Research and development	18,759	19,703	37,389	39,805
General and administrative	8,200	9,394	17,427	18,627
Total operating expenses	67,677	68,295	133,716	139,191

Operating income	11,933	1,567	22,631	5,516

Other income, net	2,293	1,066	4,321	1,993

Income before income taxes	14,226	2,633	26,952	7,509

Provision for income taxes	5,518	474	9,972	1,352

Net income	$ 8,708	$ 2,159	$ 16,980	$ 6,157

Earnings per share:
Basic	$ 0.21	$ 0.06	$ 0.42	$ 0.16
Diluted	$ 0.21	$ 0.05	$ 0.40	$ 0.15

Weighted-average shares outstanding:
Basic	40,651	38,854	40,506	38,567
Diluted	42,156	41,099	41,931	40,942

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$ 8,708	$ 2,159	$ 16,980	$ 6,157
Other comprehensive loss:
Foreign currency translation adjustments	(4,141)	(1,474)	(6,755)	(2,388)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on available-for-sale security, net of tax	88	(241)	32	(225)
Total other comprehensive loss	(4,053)	(1,715)	(6,723)	(2,613)
Comprehensive income	$ 4,655	$ 444	$ 10,257	$ 3,544

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Six months ended June 30,	2005	2004

Cash flows provided by operating activities:
Net income	$ 16,980	$ 6,157
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,517	8,338
Loss on sale of fixed assets	17	12
Provision for doubtful accounts and sales returns	(312)	31
Deferred income taxes	4	(230)
Changes in operating assets and liabilities:
Accounts receivable	(5,522)	3,848
Prepaid expenses and other current assets	175	252
Accounts payable	(147)	606
Accrued compensation and benefits	(5,270)	(3,959)
Customer deposits and advances	(553)	1,540
Unearned maintenance revenue	21,527	21,536
Income taxes payable	8,179	2,127
Other	(2,945)	(1,109)
Net cash provided by operating activities	39,650	39,149

Cash flows provided by (used in) investing activities:
Capital expenditures	(4,032)	(6,137)
Proceeds from sale of property	4	52
Note receivable	-	331
Purchases of marketable securities	(603,455)	(780,497)
Proceeds from sales and maturities of marketable securities	624,925	719,615
Net cash provided by (used in) investing activities	17,442	(66,636)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	8,107	20,481
Net cash provided by financing activities	8,107	20,481

Effect of exchange rate changes on cash and cash equivalents	(6,070)	(1,802)

Net increase (decrease) in cash and cash equivalents	59,129	(8,808)
Cash and cash equivalents, beginning of period	123,217	100,605
Cash and cash equivalents, end of period	$ 182,346	$ 91,797

Supplemental cash flow information:
Interest paid	$ 13	$ 25
Income taxes paid / (refunded)	$ 1,858	$ (798)

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of FileNet Corporation and subsidiaries (the “Company” or “FileNet”) reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations, its comprehensive operations and its cash flows for the three and six months ended June 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 15, 2005. The results of operations for the interim periods are not necessarily indicative of the operating results for the year, or any other future period.

Reclassifications. A portion of the Company’s investments consist of auction rate securities that reset interest rates at auction intervals of 7, 28, 35 or 49 days. These securities are readily saleable at par value on the auction dates and the carrying value approximates fair value throughout the holding period. In prior years, auction rate securities that reset or matured in less than 90 days were included in cash equivalents. In December 2004, the Company determined such amounts should properly be classified as short-term investments. As a result, in its 2004 Form 10-K, the Company reclassified these amounts for all periods presented. Additionally, the Company reclassified the accompanying statement of cash flows for the six months ended June 30, 2004 to remove the related amounts from cash equivalents and record the net purchases or proceeds of auction rate securities as an investing activity.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, The FASB issued EITF Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions for EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of adopting EITF 03-1 once final guidance is issued.

In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company will adopt the provisions of FAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, FAS 123R will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (Note 3 Stock-Based Compensation). The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its financial statements.

3.	STOCK BASED COMPENSATION

The Company currently accounts for stock based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table summarizes the Company’s net income and net income per share on a pro forma basis had compensation cost for the Company’s stock-based compensation plans been determined based on the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$8,708	$2,159	$16,980	$6,157

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(2,374)	(2,137)	(4,820)	(3,676)
Pro forma net income	$6,334	$22	$12,160	$2,481

Earnings per share:
Basic earnings per share - as reported	$.21	$.06	$.42	$.16
Basic earnings per share - pro forma	.16	.00	.30	.06

Diluted earnings per share – as reported	.21	.05	.40	.15
Diluted earnings per share - pro forma	$.15	$.00	$.29	$.06

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

The assumptions used to value the option grants and the stock purchase plan rights are stated as follows (with the exception of the expected life (in years) for the stock purchase plan rights which has an expected life of 0.5 years):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected life (in years)	5.47	5.28	5.47	5.28
Expected volatility	70%	67%	70% - 72%	51% - 67%
Risk free interest rates	3.88%	3.72%	3.88%	3.40%
Expected dividend	0%	0%	0%	0%

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. The Company’s reporting units are consistent with the reportable segments identified in Note 7. The Company also periodically evaluates whether events and circumstances have occurred between annual testing dates that indicate the carrying value of goodwill may not be recoverable. An impairment analysis was performed as of July 1, 2004 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of June 30, 2005, there have been no indicators of impairment; therefore no interim impairment tests have been performed.

The following table presents the changes in goodwill by reporting segment during the six months ended June 30, 2005:

(in thousands)		Customer	Professional Services and
	Software	Support	Education	Total
Balance, December 31, 2004	$15,826	$6,003	$5,439	$27,268

Foreign currency effect	(578)	(219)	(198)	(995)

Balance, June 30, 2005	$15,248	$5,784	$5,241	$26,273

Foreign currency change relates to the impact of translation on the portion of goodwill that was recorded on the Company’s foreign subsidiaries.

Identified intangible assets are recorded at cost less accumulated amortization. These assets are amortized using the straight-line method over estimated useful lives of three to five years. The determination of useful lives and whether or not these assets are impaired involves judgment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates these assets for impairment based on forecasted undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss would be recorded for the excess of the asset’s carrying value over the fair value. While the Company has not experienced impairment of intangible assets in prior periods, it cannot guarantee that there will not be impairment in the future. Intangible assets subject to amortization consist of the following:

(in thousands) June 30, 2005 December 31, 2004
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Acquired technology and related intangibles	$ 10,267	$ (5,374)	$ 4,893	$ 10,571	$ (4,496)	$ 6,075
Non-compete agreements
and patents	361	(301)	60	367	(254)	113
Total	$ 10,628	$ (5,675)	$ 4,953	$ 10,938	$ (4,750)	$ 6,188

Acquired technology and other intangibles are being amortized over a useful life of five years, and non-compete agreements are being amortized over three years. Patents were amortized over two years and are fully amortized. Amortization expense for intangible assets was $1,087,000 for the six months ended June 30, 2005 compared to $1,040,000 for the comparable period in 2004.

Estimated future amortization expense (assuming no foreign exchange effect) of purchased intangible assets as of June 30, 2005 is as follows:

(in thousands)

Fiscal Year	Amount
(Remainder) 2005	$1,067
2006	2,073
2007	1,488
2008	325
$4,953

5.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options, shares issuable under the employee stock purchase plan and restricted stock issued to key executive management using the treasury stock method. The number of anti-dilutive options excluded from the EPS calculation for the three and six months ended June 30, 2005 was 2,562,708 and 2,600,049 shares, respectively, compared to 960,983 and 769,273 shares for the comparable periods in 2004. The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net Income	$8,708	$2,159	$16,980	$6,157

Weighted average common shares
outstanding	40,929	38,986	40,784	38,699
Unvested restricted stock	(278)	(132)	(278)	(132)
Shares used in computing
basic earnings per share	40,651	38,854	40,506	38,567

Earnings per basic share	$0.21	$0.06	$0.42	$0.16

Shares used in computing basic
earnings per share	40,651	38,854	40,506	38,567
Dilutive effect of stock plans	1,448	2,234	1,386	2,353
Dilutive effect of weighted average
common shares of unvested
restricted stock	57	11	39	22
Shares used in computing
diluted earnings per share	42,156	41,099	41,931	40,942

Earnings per diluted share	$0.21	$0.05	$0.40	$0.15

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of taxes, for the six months ended June 30, 2005 is comprised of the following:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Securities	Accumulated Other Comprehensive Income

Balance, December 31, 2004	$11,235	$(276)	$10,959
Six month period changes	(6,755)	32	(6,723)
Balance, June 30, 2005	$4,480	$(244)	$4,236

7.	OPERATING SEGMENT DATA

The Company has prepared operating information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” to report components that are evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company is organized geographically and by line of business. The line of business management structure is the primary basis for which financial performance is assessed and resources allocated.

The Company’s reportable operating segments include Software, Customer Support, and Professional Services and Education. The Software operating segment develops, markets, and sells a software platform and application framework for Enterprise Content Management and Business Process Management. The Customer Support segment provides after-sale support for software, as well as providing software upgrades, on a when and if available basis, under the Company’s right to new versions program. The Customer Support segment also provides operating supplies and spare parts for the installed base of Optical Storage and Retrieval (“OSAR”) libraries. The Professional Services and Education segment provides fee-based implementation and technical consulting services related to the Company’s standard products and training services.

The accounting policies of the Company’s operating segments are the same as those for the Company as a whole. The Company evaluates performance based on stand-alone segment gross profit. The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. The Company does not evaluate performance based on the return on assets or on interest income at the operating segment level. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit, as this information is the only information currently provided to the chief operating decision maker on a segment basis.

Operating segments data for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Software
Revenue	$ 40,636	$ 32,677	$ 79,087	$ 74,028
Cost of Revenue	2,719	3,128	5,089	6,651
Gross Profit	37,917	29,549	73,998	67,377

Customer Support
Revenue	$ 49,931	$ 47,072	$ 98,264	$ 92,342
Cost of Revenue	10,940	9,942	21,466	20,234
Gross Profit	38,991	37,130	76,798	72,108

Professional Services and Education
Revenue	$ 14,072	$ 14,337	$ 27,305	$ 27,214
Cost of Revenue	11,370	11,154	21,754	21,992
Gross Profit	2,702	3,183	5,551	5,222

Total
Revenue	$ 104,639	$ 94,086	$ 204,656	$ 193,584
Cost of Revenue	25,029	24,224	48,309	48,877
Gross Profit	79,610	69,862	156,347	144,707

8.	STOCK OPTIONS

The following is a summary of stock option transactions regarding all stock option plans for the six months ended June 30, 2005:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2004	6,870,617	$ 19.99

Granted (weighted-average fair value of $15.32)	652,050	28.18
Exercised	(363,170)	13.86
Canceled	(165,234)	25.65
Balance, June 30, 2005	6,994,263	$ 20.00

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2005:

Options Outstanding	Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.46 - 12.86	1,289,906	5.10	$ 10.99	990,805	$ 10.47
12.97 - 16.75	1,315,461	5.81	14.56	1,121,675	14.63
16.81 - 23.88	1,226,550	5.93	21.19	1,035,156	21.49
23.94 - 27.14	1,197,635	7.62	26.15	512,424	25.49
27.49 - 28.66	1,706,003	9.18	28.13	242,062	28.15
28.74 - 41.84	258,708	3.94	30.16	242,707	30.17
$ 3.46 - 41.84	6,994,263	6.76	$ 20.94	4,144,829	$ 18.39

9.	ISSUANCE OF RESTRICTED STOCK

The fair value of restricted stock awards is recorded in the equity section of the balance sheet as an increase in common stock and a contra-equity offset to deferred compensation. All restricted stock awards vest over time and certain awards include a feature that allows the stock to vest on an accelerated basis provided certain performance targets are achieved. Certain restricted stock awards are also subject to Change in Control Agreements and/or termination without cause provisions that could trigger accelerated vesting. Expense related to the shares is amortized on a straight-line basis over the vesting period. Recognition of expense may be accelerated if it becomes probable that certain performance targets will be achieved that trigger accelerated vesting for those shares that contain the acceleration feature. Approximately $412,574 and $820,613 of restricted stock compensation expense were recognized in the three and six-month periods ended June 30, 2005, compared to $188,407 and $233,956 for the comparable periods in 2004.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices, sales offices, development and manufacturing facilities, and other equipment under non-cancelable operating leases, some of which have renewal options and generally provide for escalation of the annual rental amount. Rental expense is recorded on a straight-line basis over the life of the lease and amounts related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of June 30, 2005 were as follows:

(in thousands)

2005 (remaining 6 months)	$6,640
2006	13,285
2007	11,274
2008	10,109
2009	7,939
2010	6,702
Thereafter	4,059
Total	$60,008

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

In connection with certain facility leases and other performance guarantees, the Company has guaranteed payments on behalf of some of its domestic and foreign subsidiaries. To provide subsidiary guarantees, the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately $2.2 million as of June 30, 2005. Approximately $1.3 million was issued in local currency in Europe and Asia, while the balance was issued in the United States. Approximately $0.5 million of the $2.2 million is secured by cash deposit.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The Company has not recorded a liability for the guarantees and indemnities described above in the accompanying consolidated balance sheet, as the fair value of such guarantees and indemnities is considered nominal.

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

The Company is exposed to foreign exchange rate fluctuations due to intercompany accounts between the U.S. parent company and the foreign subsidiaries. The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. The Company purchases foreign exchange contracts to mitigate the effect of exchange gains and losses on recorded foreign currency denominated monetary assets and liabilities. The Company does not use foreign exchange contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense) in the consolidated statements of operations. Forward contracts generally have terms of three months or less. The counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties and does not anticipate nonperformance by any counterparties. The Company does not anticipate a material loss resulting from any credit risks related to any of these institutions.

12.	INCOME TAXES

The Company’s combined federal, state and foreign annual effective tax rate applied to the three months ended June 30, 2005 was 38.8% compared to 18% for the comparable period in 2004. The Company’s combined federal, state and foreign annual effective tax rate for the six months ended June 30, 2005 was 37% compared to 18% for the comparable period in 2004. The increased effective tax rate applied to the six months ended June 30, 2005 was primarily due to i) the expected mix of income earned by domestic operations versus the foreign subsidiaries, and ii) the benefit received from the valuation allowance reversal in 2004.

13.	RELATED-PARTY-TRANSACTIONS

On June 5, 2002, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved a loan to Mr. Roberts for $1.9 million to enable him to purchase a home in Orange County, California. Mr. Roberts has repaid this loan in full as of December 10, 2004. Mr. Roberts made total payments of $2,020,576 including $120,576 in interest and $1,900,000 in principal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the factors described under the heading “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.filenet.com, when such reports are available at the Securities and Exchange Commission Web site.

Overview

We develop, market, sell and support a software platform for Enterprise Content and Business Process Management. This platform, called FileNet P8, provides a flexible and scaleable framework for developing solutions that provide our customers with the ability to manage content throughout their organizations, and streamline their business processes. Enterprise Content Management, or ECM, refers to the broad range of functions used by organizations of all types, including businesses and governmental agencies, to control and track the information, or content, that is important to the organization’s operations, whether that information is used internally, such as sales contracts or product diagrams, or externally, such as content provided to customers through a Web site. The documents and content our software manages, commonly called unstructured content, includes, but is not limited to: Web pages, word processing documents, spreadsheets, HTML, XML, PDF, document images, email messages and other electronic content. Our software offers customers the ability to configure, design, build and deploy ECM solutions to meet the needs of their particular business or organization.

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

Software

The FileNet P8 platform provides our customers with enterprise-level software that is scalable and flexible to handle demanding content challenges and manage complex business processes. The FileNet P8 platform provides a framework for functional expansion to provide enhanced content and process management across an enterprise through FileNet’s product suites; each emphasizing a different aspect of the ECM solution set, with functions designed to meet a customer’s individual ECM or BPM needs. Each suite can be implemented by a customer individually, but remains expandable to include additional FileNet content and process management capabilities. Solutions and applications, built by third party partners or our customers using FileNet P8 software, are designed to manage documents and all forms of content; allowing organizations to capture, create, use, and activate that content in order to make decisions faster and bring control and consistency to business processes, to improve efficiency and address compliance requirements.

We license our ECM software to companies in the insurance, financial services, government, manufacturing, energy, telecommunications and utilities industries, both directly to the end user and through partners. The growth in software license revenue is affected by the strength of general economic and business conditions, as well as the competitive position of our software products. Our enterprise software business is characterized by long sales cycles and timing of a few large software license transactions that can substantially affect our operating results. The ability to meet regulatory and compliance requirements has become increasingly critical for large public enterprises in order to maintain proper documentation for all key transactions. We believe we are well positioned to grow our revenue through our software products that address our current and prospective customers’ regulatory compliance and business process improvement requirements. However, we believe software revenue will continue to be affected by future economic conditions.

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

Professional Services and Education

Our worldwide professional services organization provides consulting, implementation, development and other technical services and training services to our licensed customers and authorized ValueNet Partners. These services are provided by our internal employees and through a network of qualified service providers hired on a fee for service basis. Our professional services organization offers a comprehensive methodology to help our customers design, install, integrate, customize and deploy our products. These services typically include projects billed on a time and material basis and short-term fixed price services such as software installation and implementation packages, but do not include modifications to the standard software.

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

Vendor specific objective evidence (“VSOE”) of fair value for customer support is determined by reference to the price our customers pay for such support when sold separately; that is, the renewal rates paid by our customers. Revenue from customer support contracts is recognized ratably over the term of the arrangement, which is typically 12 months. VSOE of fair value for professional services is based upon the established pricing and discounting practices for those services when sold separately. Historically, we have been able to establish VSOE for customer support and professional services, but we may modify our pricing practices in the future, which could result in changes in, or the inability to support VSOE of fair value for these undelivered elements. If this occurs, our future revenue recognition for multi-element arrangements could differ significantly from our historical results. A majority of our professional service revenue is derived from time and materials based contracts that typically range from three months to one year in duration. Revenue is recognized on such contracts as time is incurred and approved by the customer. We also provide fixed price pre-packaged services that are one month or less in duration. Revenue from such short-term fixed price contracts is recognized upon completion of the work and customer acceptance. Short-term fixed-price contracts of a repetitive nature are more readily estimable than long-term contracts. Our ability to make judgments about revenue and cost for these types of contracts has in the past been accurate. We have limited exposure to cost overruns in professional service engagements as any additional services are pre-approved by our customers in time and material contracts and our fixed price contracts are normally very short term in nature and highly estimable.

We use judgment in assessing whether fees are fixed and determinable and probable of collection at the time of sale. Since customers who have previously deployed our products somewhere within their enterprise comprise approximately 90% of software sales, our ability to assess the credit-worthiness of a transaction is supported by the collection history we have with that customer. In the past our ability to judge the probability of collection has been highly accurate and we expect that this will continue. Our standard payment terms range from net 30 to net 90 days. Payments that are due within 90 days are deemed to be fixed or determinable based on our successful collection history on such arrangements. To the extent we elect to provide extended payment terms beyond 90 days for competitive or other reasons, revenue is recognized when the amounts become due. Historically, sales returns and bad debt write-offs have been insignificant and within management’s expectations. However, any adverse changes in these trends could impact the timing of revenue recognition in the future.

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

Allowance for Doubtful Accounts and Sales Returns. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. We perform an initial evaluation of the creditworthiness of our customers prior to order fulfillment, and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and the customer’s current creditworthiness. We monitor collections from our customers and maintain an allowance for estimated credit losses that is based on historical experience and on specific customer collection issues. While credit losses have historically been within our expectations and the provisions established in our financial statements, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our consolidated financial position. Even though we have large transactions, these tend to be with large, well capitalized and credit worthy customers. We also maintain a sales returns allowance based on historical return rates. While we are not legally required to accept sales returns, we have done so on certain occasions for our customers. Product returns have historically been minimal and within our expectations. If we elect to accept a higher level of returns in the future for customer relations or other reasons, our results of operations could be materially affected. If the historical data we use to calculate the allowance for doubtful accounts or if estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and results of operations in that period could be materially affected.

Goodwill and Other Intangible Assets. Our business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. Our reporting units are consistent with the reportable segments identified in Note 7. We also periodically evaluate whether events and circumstances have occurred between annual testing dates that indicate the carrying value of goodwill may not be recoverable. We performed an impairment analysis as of July 1, 2004 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of June 30, 2005, there have been no indicators of impairment; therefore no interim impairment tests have been performed.

Identified intangible assets are recorded at cost less accumulated amortization. These assets are amortized using the straight-line method over estimated useful lives of three to five years. The determination of useful lives and whether or not these assets are impaired involves judgment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate these assets for impairment based on forecasted undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss would be recorded for the excess of the asset’s carrying value over the fair value. While we have not experienced impairment of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

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

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004 we concluded that the valuation allowance associated with domestic NOL’s and other temporary differences should be fully reversed as a result of the cumulative domestic profits in recent years and future domestic projections. However, we could be required to record additional valuation allowance against the deferred tax assets if we are unable to generate sufficient future taxable income, fail to benefit from our tax planning strategies or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible. Increases in the valuation allowance could have a material adverse impact on our income tax provision and our net income. The remaining portion of the valuation allowance of $15 million related to stock option deductions will result in an increase to additional paid in capital should the company generate sufficient taxable income in future years to utilize the net operating loss carryforwards recorded as a deferred tax asset.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Software	38.8%	34.8%	38.7%	38.2%
Customer support	47.7	50.0	48.0	47.7
Professional services and education	13.5	15.2	13.3	14.1
Total Revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software	2.6	3.3	2.5	3.4
Customer support	10.4	10.5	10.5	10.4
Professional services and education	10.9	11.9	10.6	11.4
Total cost of revenue	23.9	25.7	23.6	25.2

Gross Profit	76.1	74.3	76.4	74.8

Operating expenses:
Sales and marketing	38.9	41.7	38.5	41.7
Research and development	17.9	20.9	18.3	20.6
General and administrative	7.9	10.0	8.5	9.6
Total operating expenses	64.7	72.6	65.3	71.9
Operating income	11.4	1.7	11.1	2.9
Other income, net	2.2	1.1	2.1	1.0
Income before income tax	13.6%	2.8%	13.2%	3.9%

Revenue

Total revenue increased 11.2% in the quarter ended June 30, 2005 compared to the same period in 2004 and increased 5.7% for the six months ended June 30, 2005 compared to the same period in 2004. Our software segment showed strong growth in the three and six-month periods ended June 30, 2005 compared to these same periods in 2004. The second quarter of 2004 was a challenging economic environment for the software industry in general as reflected when comparing our software revenue for the second quarter of 2005 to the same quarter in 2004. A high rate of renewal in our customer support segment resulted in an increase in customer support revenue for both the three and six months ended June 30, 2005 when compared to June 30, 2004. Revenue in our professional services segment was basically the same in the comparable periods presented. The factors driving software license and service revenue fluctuations from quarter to quarter is more fully discussed in the Revenue by Reporting Segment section below.

Revenue by Geography. The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2005	2004	% Increase/ decrease	2005	2004	% Increase/ decrease

$ Total Revenue
Total United States Revenue	$ 71,861	$ 66,288	8.4	$ 140,458	$ 134,288	4.6

Europe, Middle East and Africa	26,672	22,225	20.0	52,210	47,542	9.8
Canada, Latin America and Asia	6,106	5,573	9.6	11,988	11,754	2.0
Total International Revenue	32,778	27,798	17.9	64,198	59,296	8.3

Total Revenue	$ 104,639	$ 94,086	11.2	$ 204,656	$ 193,584	5.7

% of Total Revenue
United States Revenue	68.7%	70.5%		68.6%	69.4%
International Revenue	31.3%	29.5%		31.4%	30.6%
Total Revenue Contribution	100.0%	100.0%		100.0%	100.0%

Revenue generated in the United States grew by 8.4% in the second quarter of 2005 over the comparable prior year quarter and grew by 4.6% in the first six months of 2005 compared to the same period in 2004. Despite the strengthening of the dollar, international revenue grew by 17.9% in the second quarter of 2005 and 8.3% in the first six months of 2005 over the same periods in 2004 and represented 31.4% of total revenue in the first six months of 2005 compared to 30.6% for the same six months in 2004. Increases in worldwide revenue are primarily due to the increase in the software and customer support revenue segments and are attributable to increased demand for our products that help companies electronically store data and provide ease of access. We believe that business process improvement and content management requirements are global in nature and international customers also view our products as essential to solving their business and content problems. Revenue growth in the long term appears to be non-regional in nature, but is subject to periodic fluctuations depending on transaction size and timing. Furthermore, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies or if international economic conditions weaken.

Revenue by Reporting Segment. The following table sets forth total revenue by reporting segment and as a percentage of total revenue for the periods indicated:

Revenue by Reporting Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2005	2004	% Increase/ (decrease)	2005	2004	% Increase/ (decrease)

$ Total Revenue
Software	$40,636	$32,677	24.4%	$79,087	$74,028	6.8%
Customer Support	49,931	47,072	6.1%	98,264	92,342	6.4%
Professional Services and Education	14,072	14,337	(1.7%)	27,305	27,214	0.3%
Total Revenue	$104,639	$94,086	11.2%	$204,656	$193,584	5.7%

% of Total Revenue
Software	38.8%	34.8%	4.1%	38.7%	38.2%	0.4%
Customer Support	47.7%	50.0%	(2.3%)	48.0%	47.7%	0.3%
Professional Services and Education	13.5%	15.2%	(1.8%)	13.3%	14.1%	(0.7%)
Total Revenue Contribution	100.0%	100.0%		100.0%	100.0%

Software. Software revenue consists of fees earned from the licensing of our software products to our customers. Software revenue increased by 24.4% in the three-month period ended June 30, 2005 compared to the same period in 2004 and increased 6.8% in the six-month period ended June 30, 2005 compared to the same period in 2004. The growth in 2005 is driven by increased demand for our software products and the need for companies to manage increasing quantities of unstructured content. As noted earlier, the second quarter of 2004 was a challenging economic environment for the software industry in general and was reflected in our results for that quarter. Historically our quarterly results have been impacted by large enterprise transactions that close in the particular quarter. For example, we had one customer sale in the first quarter of 2004 that accounted for 9% of that quarter’s total revenue. In the first two quarters of 2005 we experienced balanced sales with no one customer accounting for more than 5% of our software sales. We believe this variability in buying behavior will continue in the near term. In the longer term we believe spending on enterprise content management and business process management software will be a priority as companies look to automate regulatory and compliance requirements as well as automating business processes.

Customer Support. Customer support revenue consists of revenue from software maintenance contracts, time and material revenues and the sale of spare parts and supplies. Maintenance contracts entitle our customers to receive technical support, enhancements and upgrades to new versions of software releases when and if available. Customer support revenue is generated from maintenance contracts for current year software sales and from the renewal of existing maintenance contracts for previously sold software licenses on installed systems. Customer support revenue increased by 6.1% in the three-month period ended June 30, 2005 compared to the same period in 2004 and increased 6.4% in the six-month period ended June 30, 2005 compared to the same period in 2004 primarily due to an increased installed base from software sales over the last twelve months. We have historically experienced a high contract maintenance renewal rate and continue to see this same high level of renewal, but are continuing to encounter pricing pressures from our customers during contract negotiation and renewal. Accordingly, the rate of software revenue growth may not directly correlate to the same growth for customer support revenue experienced in the past.

Professional Services and Education. Professional services and education revenue is generated from consulting and implementation services to end users of our software products, technical consulting services provided to our resellers, and training services. Our strategy focuses on delivering packaged services and time and material projects that are short term in nature verses large fixed price engagements of a longer-term nature. We define short term as three months or less. Larger projects are usually delivered by our channel partners, our customer’s in-house resources or other third-party providers. No modifications are made to our standard base product code once the software has been sold. Professional services and education revenue decreased by 1.7% in the three months ended June 30, 2005 compared to the same period in 2004 and was flat in the six-month period ended June 30, 2005 compared to the same period in 2004. Professional services revenue is dependent on the level and the nature of software sales and grows more rapidly when customers purchase new systems that require implementation services as opposed to existing customers purchasing add-on licenses for installed systems. Professional services revenue in the second quarter of 2005 was negatively impacted by a number of large add-on orders that did not generate professional services revenue during the quarter. The result has been no growth in professional services revenue on a year-to-year comparison. Based on our strategy and our software revenue sales for the past twelve months we do not believe the level of demand for professional services and education services in the near term will change significantly from current levels.

Cost of Revenue

Cost of Revenue by Reporting Segment. The following table sets forth total cost of revenue by reporting segment and as a percentage of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2005	2004	% Increase/ (decrease)	2005	2004	% Increase/ (decrease)

$ Total Cost of Revenue
Software	$2,719	$3,128	(13.1)%	$5,089	$6,651	(23.5%)
Customer Support	10,940	9,942	10.0%	21,466	20,234	6.1%
Professional Services and Education	11,370	11,154	1.9%	21,754	21,992	(1.1%)
Total Cost of Revenue	$25,029	$24,224	3.3%	$48,309	$48,877	(1.2%)

% Total Cost of Revenue
Software	6.7%	9.6%	(2.9)%	6.4%	9.0%	(2.5%)
Customer Support	21.9%	21.1%	0.8%	21.8%	21.9%	(0.1%)
Professional Services and Education	80.8%	77.8%	3.0%	79.7%	80.8%	(1.1%)
Total Cost of Revenue as a % of Revenue	23.9%	25.7%		23.6	25.2%

Software. Cost of software revenue includes royalties paid to third parties for technology used in our products to enhance features and functionality (sometimes referred to as OEM’s), referral fees, amortization of acquired technology, media costs, and the cost to manufacture and distribute software. The cost of software revenue in absolute dollars decreased 13.1% or $0.4 million when comparing the three months ended June 30, 2005 to the same three months in 2004 and the six-month comparison for these two years resulted in a decrease of 23.5% or $1.6 million. The cost of software revenue as a percent of software revenue decreased 2.9 percentage points and 2.5 percentage points in the three and six-month periods ended June 30, 2005, compared to the same periods in 2004. Costs fluctuate period to period based on the mix of products sold containing third party royalties and fees and based on software sales volume. A majority of the six-month comparative decrease is due to royalty costs being $1.0 million less than the prior year. However, we anticipate continuing to integrate third party technology with our software which could lower our margins in the future by several percentage points from current levels. We anticipate the cost of software revenue to be approximately 7%-9% of software revenue in the near term.

Customer Support. Cost of customer support revenue includes the cost of compensation and benefits paid to customer support personnel, facility and technology infrastructure expenses in our call centers, supplies and spare parts. The cost of customer support revenue in absolute dollars increased 10.0% when comparing the three months ended June 30, 2005 to the same three months in 2004 and the six-month comparison for these two years resulted in an increase of 6.1%. These increases were due to higher variable compensation and associated benefits and increased third-party maintenance expense paid to OEM’s. Together these increases were approximately $1.2 million for the six-month comparison. The cost of customer support revenue has been consistent at approximately 21%-22% of revenue in the three and six-month periods ended June 30, 2005 compared to the same periods in 2004. We expect the cost of customer support revenue to remain at approximately 21%-22% of customer support revenue for the near term.

Professional Services and Education. Cost of professional services and education revenue consists primarily of the costs of professional services personnel, training personnel, and third-party contractors. The cost of professional services and education revenue, as a percent of professional services and education revenue, changed marginally in the three and six-months ended June 30, 2005 as compared to the same periods in 2004. Both the costs and the revenue in absolute dollars were virtually unchanged when comparing the two years. Compensation and benefits have remained unchanged as a result of static headcount. We expect professional services and education costs as a percentage of professional services and education revenue to vary slightly from period to period depending on the level of revenue and the mix between internal and external service providers. With the mix of fewer large implementation projects being replaced by shorter-term fixed price contracts of a repetitive nature our resource requirements are more readily estimable. Our current headcount will accommodate modest revenue growth in the short term and we expect professional services and education costs to average in a range between 80%-82% of revenue for the near term.

Operating Expenses

Total Operating Expenses. The following table sets forth total operating expense by function and as a percentage of total revenue for the periods indicated:

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2005	2004	% Increase/ (decrease)	2005	2004	% Increase/ (decrease)
$ Total Operating Expenses
Research and Development	$18,759	$19,703	(4.8%)	$37,389	$39,805	(6.1%)
Selling and Marketing	40,718	39,198	3.9%	78,900	80,759	(2.3%)
General and Administrative	8,200	9,394	(12.7%)	17,427	18,627	(6.4%)
Total Operating Expenses	$67,677	$68,295	(0.9%)	$133,716	$139,191	(3.9%)

% Total Operating Expenses
Research and Development	17.9%	20.9%	(3.0%)	18.3%	20.6%	(2.3%)
Selling and Marketing	38.9%	41.7%	(2.7%)	38.6%	41.7%	(3.2%)
General and Administrative	7.8%	10.0%	(2.1%)	8.5%	9.6%	(1.1%)
Operating Expense as a % of Revenue	64.7%	72.6%		65.3%	71.9%

Research and Development. Our research and development efforts are focused on enhancing and maintaining our Enterprise Content Management capabilities. Our efforts focus on our product suites including Business Process Manager, Content Manager, Image Manager, Email Manager, Records Manager, Forms Manager, Team Collaboration Manager, Web Content Manager and other capabilities.

Our research and development expense consists primarily of personnel costs for internal software development; third party contracted development resources, and related facilities costs. In absolute dollars research and development expense decreased 4.8% and 6.1% in the three and six months ended June 30, 2005 compared to the same periods in 2004 due primarily to lower internal headcount resulting in lower corresponding compensation, benefits and facility expense. For the six-month comparison these expenses were lower by $2.0 million. The number of internal research and development personnel was 413 on June 30, 2005 compared to 446 on June 30, 2004. As of June 30, 2005 we had 94 contract workers in India developing software, which is consistent with the same number as one year earlier. The reduction in internal personnel and the increase in revenue resulted in a decrease in research and development expense as a percent of revenue by 3.0 percentage points and 2.3 percentage points for the three and six months ended June 30, 2005 compared to the same periods in 2004. Offshore development cost and other contractor expense remained constant at approximately $3.0 million for the comparable six-month periods. We intend to modestly increase research and development headcount in the short term to invest in adding functionality to our Filenet P8 platform, increase support for industry standards, and extend the scalability, manageability, and openness of the Filenet P8 architecture. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position. We expect research and development expense to range between 17%-19% of revenue assuming revenue growth in the near term.

Selling and Marketing. We sell our products through a direct sales force and our indirect channel sales partners. The majority of our selling and marketing expense is salaries, benefits, sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market development programs. Selling and marketing expense as a percent of revenue decreased by 2.7 and 3.2 percentage points, respectively, for the three and six months ended June 30, 2005 compared to the same periods in 2004. In absolute dollars selling and marketing expense increased by 3.9% for the three months ended June 30, 2005 compared to the same period in 2004 and decreased 2.3% for the six months ended June 30, 2005 compared to the same period in 2004. Selling and marketing expense in absolute dollars increased by $1.5 million in the second quarter of 2005 compared to the same quarter in 2004, which was attributable to expenses associated with our international customer conference and increased consulting fees associated with marketing initiatives. On a six-month basis, however, the second quarter increases were more than offset by lower spending levels in the first quarter of 2005 compared to the same period in 2004. The decreases in first quarter 2005 resulted from reduced headcount along with reduced spending in programs, travel, and the annual sales kickoff meeting held in the first quarter. We expect expense levels in future quarters to reflect incremental hiring in sales and increased marketing program expense related to lead generation and brand awareness and we expect selling and marketing expense to range between 38%-40% of revenue in the near-term.

General and Administrative. Our general and administrative expense consists primarily of salaries, benefits, and other expenses related to personnel costs for finance, information technology, legal, human resources and general management and the cost of outside professional services. General and administrative expense in absolute dollars decreased 12.7% and 6.4% in the three and six-month periods ended June 30, 2005 compared to these same periods in 2004. General and administrative expense as a percent of revenue decreased 2.1% and 1.1% in the three and six-month periods ended June 30, 2005 compared to these same periods in 2004. The decrease of $1.2 million for the six-month comparison is primarily attributable to reduced cost of compliance with less reliance on external resources. We expect general and administrative expense to range between 8%-10% of revenue in the near-term.

Other Income, Net. Other income, net consists primarily of interest income earned on our cash and investments, and other items including realized foreign exchange gains and losses and interest expense. Other income, net of other expenses, was $2.3 million and $4.3 million for the three and six-month periods ended June 30, 2005 compared to $1.1 million and $2.0 million during the three and six-month periods ended June 30, 2004. Interest income increased $2.6 million in the six months ended June 30, 2005 compared to the same period in 2004. This increase is attributable to a higher cash balance and a higher weighted average interest rate earned on cash, cash equivalents and investments which was 2.92% during the six months ended June 30, 2005 compared to 1.60% for the same period in 2004.

Provision for Income Taxes. Our combined federal, state and foreign annual effective tax rate applied to the three months ended June 30, 2005 was 38.8% compared to 18% for the comparable period in 2004. Our combined federal, state and foreign annual effective tax rate applied to the six months ended June 30, 2005 was 37%, compared to 18% for the comparable period in 2004. The increased effective tax rate applied to the six months ended June 30, 2005 was primarily due to i) the expected higher mix of income earned by domestic operations versus the foreign subsidiaries, and ii) the benefit received from the valuation allowance reversal in 2004. Our effective tax rate is based on estimated earnings by geographic location. To the extent that our earnings or the distribution of our earnings differs from the current estimate, our effective tax rate could be materially impacted.

Liquidity and Capital Resources

As of June 30, 2005, cash, cash equivalents, and investments were $386.2 million, an increase of $10.8 million and $37.5 million from March 31, 2005 and December 31, 2004, respectively. Cash, cash equivalents and investments as of June 30, 2005 include $307.7 million in the United States and $78.5 million held by our foreign subsidiaries. Cash and cash equivalents consist of high quality and highly liquid investments in short-term money market funds, United States government agency discount notes, and corporate notes. Cash equivalent investments include instruments with original maturities of 90 days or less. Short-term investments include investment instruments with maturities of greater than 90 days and less than 365 days as well as auction rate securities that reset interest rates at auction intervals ranging from 7, 28, 35, or 49 days. Long-term investments consist of high grade corporate and government securities with maturities greater than 12 months and less than three years.

Our two major sources of cash in the past two fiscal years have been cash generated from operations and cash generated from financing activities. The amount of these sources can fluctuate depending on operational activities and stock price. Cash flow from operations was $39.7 million for the six months ended June 30, 2005 compared to $39.1 million for the same six months in 2004. Cash provided by financing activities was $8.1 million in the six months ended June 30, 2005 compared to $20.5 million for the same period in 2004.

Net income is a primary source of cash from operating activities. Net income was $17.0 million and $6.2 million for the six months ended June 30, 2005 and 2004, respectively. Depreciation and amortization added to net income to provide cash from operating activities - although the amount has declined year to year due to tight budgetary control over capital spending. Depreciation and amortization expense was $7.5 million in six months ended June 30, 2005 down from $8.3 million for the same six months in 2004. Our cash from operations is also impacted by changes in working capital accounts. Changes in accounts receivable and unearned revenue have typically had the largest impact on our cash flows. The days sales outstanding metric, which is calculated by dividing quarter-end accounts receivable by average daily sales for the quarter, was 35 days at June 30, 2005 compared to 33 days at June 30, 2004. We attempt to structure our sales contracts to require a majority of payments in 30 days or less, and all payments in 90 days or less. To the extent that competitive pressures require us to extend our terms, it would result in a decrease to our operating cash flows. Our annual customer support agreements are typically prepaid at the beginning of the support period, resulting in a large cash inflow and a corresponding increase in unearned maintenance revenue. This has historically resulted in significant cash inflows in the first quarter, when the largest portion of our support agreements renew and declines in subsequent quarters as the revenue is amortized over the year. This trend continued in the two comparative years. Our income tax rate increased from 18% in 2004 to 37% in 2005 resulting in increased income tax payable.

Net cash generated from investing activities was $17.4 million compared to net cash used in investing activities of $66.6 million in the six months ended June 30, 2005 and 2004, respectively. Excess cash from operations is invested in high quality debt instruments and securities, and the timing of purchases and maturities of investments can result in significant short-term fluctuations in net cash used or generated from investing activities at the end of any period. As we continue to generate excess cash, we expect to invest such amounts in marketable securities. However, based on the nature of our investment policy, all such investments are available in the short term if needed for any reason. Capital spending has been under tight budgetary control and accounted for net cash used of $4.0 million in the first six months of 2005 compared to $6.1 million in the first six months of 2004. We do not expect capital expenditure levels in 2005 to differ significantly in the near term from the level of the past year.

Net cash provided by financing activities results from the proceeds of common stock related to employee stock option plans and employee stock purchase plans. Cash generated from this activity was $8.1 million for the six months ended June 30, 2005 compared to $20.5 million for the same period in 2004.

The effect of exchange rate changes on cash and cash equivalents held in foreign currency had the effect of decreasing net cash in the two periods as the Euro and other currencies weakened against the dollar.

We have no borrowing arrangements as of June 30, 2005. We believe that our present cash balances, together with internally generated funds, will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. See “Risk Factors”.

Other Financial Instruments

We conduct business on a global basis in several currencies. Accordingly, we are exposed to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts to minimize the short-term impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. We do not enter into foreign exchange forward contracts for trading purposes. Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized as other income (expense) in the consolidated statements of operations. All outstanding forward contracts are marked to market at the end of each month. Our forward contracts generally have terms of three months or less. The counterparties to these contracts are major financial institutions. We use commercial rating agencies to evaluate the credit quality of the counterparties and do not anticipate nonperformance by any counterparties. We do not anticipate a material loss resulting from any credit risks related to any of these institutions.

New Accounting Pronouncements

In March 2004, The FASB issued EITF Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions for EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

In December 2004, the FASB revised Statement No. 123 (FAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The accounting provisions of FAS 123R will be effective as of the beginning of the first fiscal year that begins after June 15, 2005. We will adopt the provisions of FAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, FAS 123R, will apply to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123 (Note 3 Stock-Based Compensation). We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

Other Matters

Environmental Matters. We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business.

Risk Factors That May Affect Future Results

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from recent results or from our anticipated future results. We operate in a rapidly changing economic and technological environment that presents numerous risks. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this quarterly report and our other public filings. Many of these risks are beyond our control and are driven by factors that we cannot predict. The following discussion highlights some of these risks:

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

Factors that may cause our operating results to fluctuate, include, but are not limited to, the following:

• the tendency to realize a substantial percentage of our revenue in the last weeks, or even days, of each quarter;
• the potential for delays or deferrals of customer orders;
• information technology spending trends;
• the discretionary nature of our customers’ budget and purchase cycles and the absence of long-term customer purchase commitments;
• the size, complexity and timing of individual transactions;
• the length of our sales cycle;
• the level of software sales and price competition;
• the timing of new software introductions and software enhancements by us and our competitors;
• general domestic and international economic and political conditions;
• seasonality in technology purchases, and
• a significant portion of our expenses is personnel related and fixed and cannot be adjusted quickly in response to actual or anticipated revenue trends.

The decision to implement our products is subject to each customer’s resources and budget availability. Our quarterly sales generally include a mix of medium sized orders, along with several large individual orders, and as a result, the loss or delay of an individual large order could have a significant impact on our quarterly operating results and revenue. Our operating expenses are based on projected revenue trends and are generally fixed. Therefore, any shortfall from projected revenue may cause significant fluctuations in operating results from quarter to quarter. As a result of these factors, revenue and operating results for any quarter are subject to fluctuations and are not predictable with any significant degree of accuracy. Therefore, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. Moreover, such factors could cause our operating results in a given quarter to be below the expectations of public market analysts and investors. In either case, the price of our common stock could decline materially.

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

Other competitive risks include, but are not limited to:

•      We anticipate significant future consolidation as the software industry matures. Large well-established software firms like Oracle, IBM and EMC either have entered or may enter our market by adding content management features to their existing suite of products. In addition, large hardware or infrastructure firms may enter our market by acquiring our competitors to pursue revenue growth opportunities;

•      Many of our competitors are also our distribution channel partners. For example, IBM competes with us in the content management market, but also implements our software solutions through its IBM Global Services business unit. Our customers may view this type of vertical integration of software development and system integration capabilities as a key competitive advantage.

•      In order to be successful in the future, we must respond to technological change, customer requirements and competitors’ current software products and innovations. We may not be able to compete effectively in our target markets. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the markets we serve. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share that could result in reduced revenue.

A significant portion of our revenue is derived internationally and we are subject to many risks internationally, which could put our revenue at risk. Historically, we have derived approximately 30% of our total revenue from international sales through our worldwide network of subsidiaries and channel partners. This contribution percentage will fluctuate quarter to quarter. International business is subject to certain risks including, but not limited to, the following:

• political and economic instability;
• tariffs and trade barriers;
• varying technical standards and requirements for localized products;
• reduced protection for intellectual property rights in certain countries;
• difficulties in staffing and maintaining foreign operations;
• difficulties in managing foreign partners;
• multiple overlapping tax regimes;
• currency restrictions and currency exchange fluctuations;
• the burden of complying with a wide variety of complex foreign laws, regulations and treaties;
• spreading our management resources to cover multiple countries; or,
• longer collection cycles and higher risk of non-collection and bad debt expense.

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

We must devote substantial resources to software development, and we may not realize revenue from our development efforts for a substantial period of time. Introducing new products that rapidly address changing market demands requires a continued high level of investment in research and development. We expect to invest approximately 17%-19% of annual revenue in research and development efforts in the near term. The majority of our investment in new and existing market opportunities is made prior to our ability to generate revenue from these new opportunities. These investments of money and resources are made based on our prediction of new products and services that we anticipate the market needs and will accept. As a result, our operating results could be adversely affected if our predictions of market demand are incorrect and we are not able to realize the level of revenues we expect from new products or if that revenue is significantly delayed due to revenue recognition rules that require new products be tested in the market to validate pricing and acceptance.

We are increasing our use of third party software developers and may have difficulty enforcing or managing our agreements with them, which could delay new product introductions and reduce revenue. To help manage costs, we have contracted with third party software development companies overseas, particularly in India, where labor costs are lower, to perform a portion of our software development of specific products and software localization work. As a result, we are dependent on these third party developers for continued development and support of several of our key products. If any of these third party developers were to terminate their relationship with us, our efforts to develop new products and improve existing products could be significantly delayed and our ability to provide product support to our customers could be impaired. In addition, since the majority of these third party developers are located outside the United States, our ability to enforce our agreements with them may be limited.

We must retain and attract key executives and personnel who are essential to our business, which could result in increased personnel expenses. Our success depends to a significant degree upon the continued contributions of our key management, as well as other marketing, sales, technical and operational personnel. The loss of the services of one or more key employees could have a material adverse effect on our operating results. We do not have employment agreements with any of the members of our United States-based senior management. We do have employment contracts with members of our international management that commit them to a notification period.

We believe our future success will depend in large part upon our ability to attract and retain additional highly skilled management, technical, marketing, sales, product development and operational personnel and consultants. There is competition for such personnel; particularly software developers, professional services consultants and other technical personnel. We may not be successful in attracting and retaining such personnel in the future.

If our products contain errors or performance problems, we could incur unplanned expenses and delays that could result in reduced revenue, lower profits, and harmful publicity. Software, services and products, as complex as those we sell, are susceptible to errors or performance problems, especially when first introduced or deployed. Our software products are often intended for use in applications that are critical to a customer’s business. As a result, our customers may rely on the effective performance of our software to a greater extent than the market for software products generally. Despite internal testing and testing by current and potential customers, new products or enhancements often contain undetected errors or performance problems that are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or could require design modifications, either of which could lead to a loss in or delay of revenue. These problems could cause a diversion of development resources, harm our reputation or result in increased service or warranty costs, or require the payment of monetary damages. While our license agreements with customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective under the laws of certain jurisdictions.

The limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Although product liability claims to date have been immaterial, the sale and support of our products entails the risk of such claims, which could be substantial in light of our customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

Acquisitions of companies or technologies may result in disruptions to our business and diversion of management attention, which could cause our financial performance to suffer. As part of our business strategy, we frequently evaluate strategic acquisition opportunities. We anticipate that our future growth may depend in part on our ability to identify and acquire complementary businesses, technologies or product lines. Acquisitions involve significant risks and could divert management’s attention from the day-to-day operations of our ongoing business. Additionally, such acquisitions may include numerous other risks, including, but not limited to, the following:

• difficulties in the integration of the operations, products and personnel of the acquired companies;
• the incurrence of debt;
• liabilities and risks that are not known or identifiable at the time of the acquisition;
• difficulties in retaining the acquired company’s customer base;
• valuations of acquired assets or businesses that are less than expected; or
• the potential loss of key personnel of the acquired company.

If we fail to successfully manage future acquisitions or fully integrate future acquired businesses, products or technologies with our existing operations, we may not receive the intended benefits of the acquisitions and such acquisitions may harm our business and financial results.

Our business is highly automated for the execution of marketing, selling and technical support functions, and natural disasters that disable these systems could result in a disruption in our ability to transact business. We depend on the integrity of our information systems network connectivity to perform these business functions. While mitigating measures have been put in place, significant business interruption could occur at our Costa Mesa headquarters facility due to a natural disaster such as an earthquake, or acts of terrorism, which could cause a prolonged power outage and the inability for key personnel to perform their job functions.

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

We depend on certain strategic relationships in order to broaden the number of third party platforms with which our products are compatible and the loss of these relationships could harm our business. In order to broaden the number of third party platforms with which our products are compatible and thereby broaden the market opportunities for our products, we have established strategic relationships with a number of software and hardware platform vendors, including companies such as BEA Systems Inc., Hewlett-Packard Development Company LP, Network Appliance, Inc., Sun MicroSystems and Symantec Corporation. We cannot assure that these companies will not reduce or discontinue their relationships with, or support of, FileNet and our products. If we fail to maintain these relationships, or to establish new relationships in the future, it could harm our business, financial condition and results of operations.

We currently license certain software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Also, certain of our products include publicly available software pursuant to open source license agreements. We would be unable to sell these products if we do not maintain these licenses, which would result in reduced revenue. In the past, we have had difficulty renewing certain licenses. The failure to continue to maintain these licenses would prohibit us from selling certain products until replacement functionality could be developed, licensed or acquired. We cannot assure that such third parties will remain in business, that they will continue to support their software products or that their software products will continue to be available to us on acceptable terms. The loss or inability to maintain any of these software licenses could result in shipment delays or reductions in software shipments until equivalent software can be developed, licensed, or acquired and integrated. In addition, it is possible that as a consequence of a merger or acquisition transaction involving one of these third parties, certain restrictions could be imposed on our business that had not been imposed prior to the transaction. This could adversely affect our sales.

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

Our stock price has been and may continue to be volatile causing fluctuations in the market price of our stock, which would impact shareholder value. The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, among others, some of which are beyond our control:

• variations in quarterly operating results;
• fluctuations in our order levels;
• announcements of technological innovations or new products or product enhancements by us or our competitors;
• key management changes;
• changes in accounting regulations;
• changes in joint marketing and development programs;
• developments relating to patents or other intellectual property rights or disputes;
• developments in our relationships with our customers, resellers and suppliers;
• our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

• general conditions in the software and computer industries;
• fluctuations in general stock market prices and volume, which are particularly common among highly volatile securities of Internet and software companies;
• acquisitions in the past have been primarily cash based transactions. Future acquisitions may include stock, which could dilute earnings per share and possibly reduce shareholder value;

•      we may not be able to hedge all foreign exchange risk due to the significant fluctuation of the Euro to the US Dollar and our ability to predict the mix of sales orders denominated in the Euro at the end of each fiscal quarter;

• reduced stock value may restrict our access to equity financing to fund further acquisitions using stock;
• industry analyst opinions may increase our stock price volatility and reduce shareholder value; and,
• other general economic and political conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist primarily of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents except for auction-rate securities that are considered as short-term investments for any maturities less than 365 days. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The average maturity of our investment portfolio is 99 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify investments maturing in less than one year in current assets and investments maturing greater than one year are classified as long-term investments.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of June 30, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of June 30, 2005 and 2004. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $443,000 at June 30, 2005 and approximately $323,000 at June 30, 2004. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $886,000 at June 30, 2005 and approximately $646,000 at June 30, 2004.

The following table provides information about our investment portfolio at June 30, 2005:

		Unrealized	Estimated
(in thousands)	Cost	Loss	Fair Value
Debt Securities
Due in one year or less:
Auction rate securities	$ 43,675	$ -	$ 43,675
Commercial paper	11,316	(8)	11,308
Corporate	5,874	(17)	5,857
Government/Agencies	135,353	(336)	135,017
Total due in one year	196,218	(361)	195,857

Due in one to three years:
Corporate	2,064	(8)	2,056
Government/Agencies	6,000	(26)	5,974
Total due in one to three years	8,064	(34)	8,030

Grand Total	$ 204,282	$ (395)	$ 203,887

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to our revenue and operating expenses. We have entered into forward foreign exchange contracts in an effort to hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity (mainly in Europe and Asia Pacific). We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. Gains and losses on foreign exchange contracts are recognized in income in the same period as the gains and losses occur. All outstanding contracts are marked to market at the end of each month. Our forward contracts have an original maturity of three months or less. As of June 30, 2005, the fair value of forward contracts outstanding totaled approximately $2.0 million in 10 currencies.

Cumulative other comprehensive income decreased $4.1 million and $2.6 million for the three and six-month period ended June 30, 2005 due to unrealized foreign currency translation losses resulting from the weakening of the Euro against the U.S. dollar the first six months of 2005.

Management believes that inflation has not had a significant impact on the prices of our products, the cost of our materials, or our operating results for the six months ended June 30, 2005.

Item 4.	Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act of 1934 Rule 13a – 15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our 2005 Annual Meeting of Stockholders at 9:00 a.m. on May 5, 2005, in Costa Mesa, California.

(b)	At the annual meeting, the following five individuals were elected to our Board of Directors, constituting all members of the Board of Directors:

Nominee	Affirmative Votes	Votes Withheld
L. George Klaus	37,078,194	1,840,743
Lee D. Roberts	37,693,918	1,225,019
John C. Savage	37,717,337	1,201,600
Roger S. Siboni	33,250,377	5,668,560
Theodore J. Smith	26,882,772	12,036,165

(c)

Our stockholders were asked to approve an amendment to our 2002 Incentive Award Plan which (i) increases the number of shares of Common Stock available for issuance thereunder by an additional 1,400,000 shares, from 4,800,000 to 6,200,000 shares; (ii) increases the number shares that may be awarded as Restricted Stock, Restricted Stock Units, Deferred Stock, Performance Awards and Stock Payments from 700,000 shares to 1,100,000 shares, an increase of 400,000 shares; (iii) changes the minimum price per share of Options that may be granted to no less than 100% of the Fair Market Value of a share on the date of grant; and (iv) provides certain minimum vesting periods for Restricted Stock and Restricted Stock Units.

This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
21,692,788	12,413,298	43,994

(d)

Our stockholders were asked to ratify the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2005. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
38,649,850	235,236	33,851

Item 6. Exhibits

The list of exhibits contained in the accompanying Index to Exhibits is herein incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILENET CORPORATION

August 9, 2005	By:	/s/ Sam M. Auriemma
Date		Sam M. Auriemma, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer, Authorized Signatory)

Index to Exhibits

Exhibit No.	Exhibit Description

3.1*	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Form S-4 filed on January 26, 1996; Registration No. 333-00676).
3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Registrant’s Form S-4 filed on January 26, 1996, Registration No. 333-00676).
3.2*	Bylaws (filed as Exhibit 3.2 of the Registrant’s registration statement on Form S-1, Registration No. 33-15004).
4.1*	Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1, Registration No. 33-15004).
4.2*

Rights Agreement, dated as of November 4, 1988 between FileNet Corporation and the First National Bank of Boston, which includes the form of Rights Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B (filed as Exhibit 4.2 to Registrant’s registration statement on Form S-4 filed on January 26, 1996; Registration No. 333-00676).

4.3*

Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to Rights Agreement dated as of November 4, 1988 between FileNet Corporation and BANKBOSTON, N.A. formerly known as The First National Bank of Boston (filed as Exhibit 4.3 to Registrant’s registration statement on Form 10-Q for the quarter ended September 30, 1998).

4.4*

Amendment Three dated November 30, 2001 to Rights Agreement dated as of November 4, 1988 between FileNet Corporation and Equiserve Trust Company, N.A., successors to BANKBOSTON, N.A. (filed as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K filed for the year ended December 31, 2001).

10.2*+	Amended and Restated 1995 Stock Option Plan of FileNet (filed as Exhibit 99.1 to Registrant’s registration statement on Form S-8 filed on October 15, 2001; Registration No. 333-71598).
10.2.1*+

Amendment to the 1995 Stock Option Plan approved by Registrant’s Board of Directors dated May 7, 2003 (filed as Exhibit 10.2.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.2.2*+	Amended Form of 1995 Executive Officer Stock Option Agreement (filed as Exhibit 10.2.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.3*+

Second Amended and Restated 1986 Stock Option Plan of FileNet Corporation, together with the forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (filed as Exhibits 4(a), 4(b) and 4(c), respectively, to the Registrant’s registration statement on Form S-8, Registration No. 33-48499), the first Amendment thereto (filed as Exhibit 4(d) to the Registrant’s registration statement on Form S-8, Registration No. 33-69920), and the Second Amendment thereto (filed as Appendix A to the Registrant’s Proxy Statement for the Registrant’s 1994 Annual Meeting of Stockholders, filed on April 29, 1994).

10.4*+

Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr. Lee Roberts (filed as Exhibit 99.17 to Registrant’s registration statement on Form S-8 filed on August 20, 1997).

10.6*+

Amended and Restated FileNet Corporation 1998 Employee Stock Purchase Plan (filed as Appendix B to Registrant’s Definitive Proxy Statement on Schedule 14A, for the Registrant’s 2002 Annual Meeting of Stockholders, filed on April 18, 2002).

10.6.1*+	Amendment No. 1 to the FileNet Corporation Amended and Restated 1998 Employee Stock Purchase Plan (filed as exhibit 10.6.1 to Registrant’s Current Report of Form 8-K filed on April 11, 2005).
10.6.2*+	Revised Amendment No. 1 to the FileNet Corporation Amended and Restated 1998 Employee Stock Purchase Plan (filed as exhibit 10.6.2 to Registrant’s Current Report of Form 8-K filed on April 21, 2005).

10.7*+

FileNet Corporation International Employee Stock Purchase Plan (filed as Appendix C to Registrant’s Definitive Proxy Statement on Schedule 14A, for the Registrant’s 2002 Annual Meeting of Stockholders, filed on April 18, 2002).

10.7.1*+	Amendment No. 1 to the FileNet Corporation Amended and Restated International Employee Stock Purchase Plan (filed as exhibit 10.7.1 to Registrant’s Current Report of Form 8-K filed on April 11, 2005).
10.7.2*+

Revised Amendment No. 1 to the FileNet Corporation Amended and Restated International Employee Stock Purchase Plan (filed as exhibit 10.7.2 to Registrant’s Current Report of Form 8-K filed on April 21, 2005).

10.8*

Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Registrant’s registration statement on Form 10-Q for the quarter ended September 30, 1999).

10.10*+

Written Compensation Agreement and Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr. Sam Auriemma (filed as Exhibit 99.1 and 99.2 to Registrant’s registration statement on Form S-8, filed on April 20, 2001; Registration No. 333-59274).

10.11*	Asset Purchase Agreement dated April 2, 2002 by and between 3565 Acquisition Corporation and eGrail, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 12, 2002).
10.12*+	Secured Promissory Note between Registrant and Mr. Lee D. Roberts dated June 14, 2002 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.13*+

Option Exchange Agreement between Registrant and Mr. Ron L. Ercanbrack, dated May 22, 2002, together with form of Incentive Stock Option Agreement and Grant Notice (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.14*+

The 2002 Incentive Award Plan, as approved by stockholders at the Registrant’s Annual Meeting on May 22, 2002, together with the forms of Incentive Option Agreement and Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.14.1*+

Amended Form of 2002 Incentive Award Plan Incentive Option Agreement with Notice of Grant of Stock Option (filed as Exhibit 10.14.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14.2*+

Amended Form of 2002 Incentive Award Plan Non-Qualified Stock Option Agreement for Independent Directors with Notice of Grant of Stock Option (filed as Exhibit 10.14.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.14.3*+	Amendment to the 2002 Incentive Award Plan dated May 7, 2003 (filed as Exhibit 10.14.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.14.4*+	Amended and Restated 2002 Incentive Award Plan of FileNet Corporation, (filed on April 1, 2004 as Appendix B of Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders).
10.14.5*+

Amendment No. 1 to the Amended and Restated 2002 Incentive Award Plan of FileNet Corporation (filed on April 1, 2005 as Appendix B of Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders).

10.15*

Stock Purchase Agreement dated April 2, 2003 by and among Registrant, FileNet Nova Scotia Corporation, Shana Corporation and certain Sellers (filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.15.1*

Escrow Agreement dated April 2, 2003 by and among FileNet Nova Scotia Corporation, certain Sellers and Bennett Jones LLP (filed as Exhibit 10.15.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.16*+

Amended and Restated Letter Agreement dated May 15, 2003 by and between Registrant and Lee D. Roberts, Chief Executive Officer (filed as Exhibit 10.16+ to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.17*+

Form of Amended and Restated Letter Agreement, dated May 15, 2003, by and between Registrant and the Chief Financial Officer and President (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003) (1) .

10.18*+

Form of Amended and Restated Letter Agreement by and among Registrant and certain Executive Officers (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). (2)

10.19*+

CEO Severance Agreement together with Addendum II to Stock Option Agreement between Registrant and Mr. Lee D. Roberts (filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.20*+	Form of Restricted Stock Agreement between Registrant and certain Executive Officers (filed as Exhibit 10.21 to Registrant’s Quarterly report on form 10-Q for the quarter ended March 31, 2004).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

* Incorporated herein by reference	+ Management contract, compensatory plan or arrangement

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