Form 10-Q
period 2005-09-30
FILENET CORP
filed 2005-11-07
CIK 706015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

COMMISSION FILE NUMBER: 00-15997

FILENET CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	95-3757924
(State of Incorporation)	(I.R.S. Employer Identification No.)

3565 Harbor Boulevard, Costa Mesa, CA 92626
(Address of principal executive offices)(Zip code)

(714) 327-3400
(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 4, 2005, there were 41,661,966 shares of the Registrant’s common stock outstanding.

FILENET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 181,451	$ 123,217
Short-term investments available for sale	199,625	211,196
Accounts receivable, net	40,714	35,878
Prepaid expenses and other current assets	12,921	12,179
Deferred income taxes	3,681	3,681
Total current assets	438,392	386,151

Property, net	19,860	21,738
Long-term investments	9,688	14,256
Goodwill	26,715	27,268
Intangible assets, net	4,598	6,188
Deferred income taxes	35,977	36,028
Other assets	4,412	2,037
Total assets	$ 539,642	$ 493,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 12,318	$ 13,868
Accrued compensation and benefits	29,024	33,674
Customer deposits and advances	8,421	9,007
Unearned maintenance revenue	54,111	47,145
Income tax payable	17,642	5,374
Other accrued liabilities	12,047	14,201
Total current liabilities	133,563	123,269

Unearned maintenance revenue and other liabilities	3,983	2,533
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock - $0.10 par value; 7,000,000 shares
authorized; none issued and outstanding
Common stock - $0.01 par value; 100,000,000 shares
authorized; 42,620,538 shares issued and
41,512,538 shares outstanding at September 30, 2005;
and 41,690,989 shares issued and 40,592,989 shares
outstanding at December 31, 2004	298,709	284,490
Deferred compensation	(5,108)	(6,530)
Retained earnings	119,041	93,512
Accumulated other comprehensive income	4,295	10,959
Treasury stock, at cost; 1,108,000 shares at
September 30, 2005; and 1,098,000 shares at
December 31, 2004	(14,841)	(14,567)
Net stockholders’ equity	402,096	367,864

Total liabilities and stockholders’ equity	$ 539,642	$ 493,666

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenue:
Software	$ 38,470	$ 35,447	$ 117,557	$ 109,475
Customer support	48,424	47,510	146,688	139,852
Professional services and education	14,726	13,531	42,031	40,745
Total revenue	101,620	96,488	306,276	290,072

Costs:
Software	2,765	3,835	7,854	10,486
Customer support	10,973	9,891	32,439	30,125
Professional services and education	12,073	11,404	33,827	33,396
Total cost of revenue	25,811	25,130	74,120	74,007

Gross Profit	75,809	71,358	232,156	216,065
Operating expenses:
Sales and marketing	36,904	36,674	115,804	117,433
Research and development	19,862	19,664	57,251	59,469
General and administrative	8,462	8,509	25,889	27,136
Total operating expenses	65,228	64,847	198,944	204,038

Operating income	10,581	6,511	33,212	12,027

Other income, net	2,989	1,245	7,310	3,238

Income before income taxes	13,570	7,756	40,522	15,265

Provision for income taxes	5,021	1,396	14,993	2,748

Net income	$ 8,549	$ 6,360	$ 25,529	$ 12,517

Earnings per share:
Basic	$ 0.21	$ 0.16	$ 0.63	$ 0.32
Diluted	$ 0.20	$ 0.16	$ 0.61	$ 0.31

Weighted-average shares outstanding:
Basic	41,105	39,284	40,706	38,806
Diluted	42,622	40,495	42,161	40,793

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004

Net income	$ 8,549	$ 6,360	$ 25,529	$ 12,517
Other comprehensive income (loss):
Foreign currency translation adjustments	82	1,746	(6,673)	(644)
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on available-for-sale security, net of tax	(23)	52	9	(172)
Total other comprehensive income (loss)	59	1,798	(6,664)	(816)
Comprehensive income	$ 8,608	$ 8,158	$ 18,865	$ 11,701

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Nine months ended September 30,	2005	2004

Cash flows provided by operating activities:
Net income	$25,529	$12,517
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,039	12,419
Loss on sale of fixed assets	328	403
Provision for doubtful accounts and sales returns	(285)	136
Deferred income taxes	51	(80)
Changes in operating assets and liabilities:
Accounts receivable	(5,769)	(3,643)
Prepaid expenses and other current assets	(481)	888
Accounts payable	(1,804)	(3,046)
Accrued compensation and benefits	(3,689)	1,494
Customer deposits and advances	(602)	625
Unearned maintenance revenue	9,237	16,902
Income taxes payable	12,036	3,066
Other	(3,861)	818
Net cash provided by operating activities	41,729	42,499

Cash flows provided by (used in) investing activities:
Capital expenditures	(7,334)	(7,840)
Proceeds from sale of property	14	104
Purchases of marketable securities	(817,859)	(1,158,976)
Proceeds from sales and maturities of marketable securities	834,260	1,111,040
Net cash provided by (used in) investing activities	9,081	(55,672)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	14,219	21,543

Effect of exchange rate changes on cash and cash equivalents	(6,795)	(679)

Net increase in cash and cash equivalents	58,234	7,691
Cash and cash equivalents, beginning of period	123,217	100,605
Cash and cash equivalents, end of period	$181,451	$108,296

Supplemental cash flow information:
Interest paid	$17	$37
Income taxes paid / (refunded)	$3,067	$(423)

Supplemental schedule of non-cash investing activities:
Unpaid purchases of property and equipment	$(804)	$(5)

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of FileNet Corporation and subsidiaries (the “Company” or “FileNet”) reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations, its comprehensive operations and its cash flows for the three and nine months ended September 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 15, 2005. The results of operations for the interim periods are not necessarily indicative of the operating results for the year, or any other future period.

Reclassifications. A portion of the Company’s investments consist of auction rate securities that reset interest rates at auction intervals of 7, 28, 35 or 49 days. These securities are readily saleable at par value on the auction dates and the carrying value approximates fair value throughout the holding period. In prior years, auction rate securities that reset or matured in less than 90 days were included in cash equivalents. In December 2004, the Company determined such amounts should properly be classified as short-term investments. As a result, in its 2004 Form 10-K, the Company reclassified these amounts for all periods presented. Additionally, the Company reclassified the accompanying statement of cash flows for the nine months ended September 30, 2004 to remove the related amounts from cash equivalents and record the net purchases or proceeds of auction rate securities as an investing activity.

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

The Company currently accounts for stock based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table summarizes the Company’s net income and net income per share on a pro forma basis had compensation cost for the Company’s stock-based compensation plans been determined based on the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$ 8,549	$ 6,360	$ 25,529	$ 12,517

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	(2,585)	(1,969)	(7,819)	(5,644)
Pro forma net income	$ 5,964	$ 4,391	$ 17,710	$ 6,873

Earnings per share:
Basic earnings per share - as reported	$ 0.21	$ 0.16	$ 0.63	$ 0.32
Basic earnings per share - pro forma	$ 0.15	$ 0.11	$ 0.44	$ 0.18

Diluted earnings per share - as reported	$ 0.20	$ 0.16	$ 0.61	$ 0.31
Diluted earnings per share - pro forma	$ 0.14	$ 0.11	$ 0.42	$ 0.17

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

The assumptions used to value the option grants and the stock purchase plan rights are stated as follows (with the exception of the expected life (in years) for the stock purchase plan rights which have an expected life of 0.5 years):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004

Expected life (in years)	5.52	5.28	5.52	5.28
Expected volatility	65%	67%	65% - 72%	67%
Risk free interest rates	4.04%	3.5%	4.04%	3.5%
Expected dividend	0%	0%	0%	0%

4.        GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. The Company’s reporting units are consistent with the reportable segments identified in Note 7. The Company also periodically evaluates whether events and circumstances have occurred between annual testing dates that indicate the carrying value of goodwill may not be recoverable. An impairment analysis was performed as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of September 30, 2005, there have been no indicators of impairment; therefore no interim impairment tests have been performed.

The following table presents the changes in goodwill by reporting segment during the nine months ended September 30, 2005:

		Customer	Professional Services and
(in thousands)	Software	Support	Education	Total
Balance, December 31, 2004	$ 15,826	$ 6,003	$ 5,439	$ 27,268

Foreign currency effect	(321)	(122)	(110)	(553)

Balance, September 30, 2005	$ 15,505	$ 5,881	$ 5,329	$ 26,715

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

	September 30, 2005			December 31, 2004
	Gross	Accumulated		Gross	Accumulated
(in thousands)	Asset	Amortization	Net	Asset	Amortization	Net
Acquired technology and related intangibles	$ 10,617	$ (6,061)	$ 4,556	$ 10,571	$ (4,496)	$ 6,075
Non-compete agreements
and patents	379	(337)	42	367	(254)	113
Total	$ 10,996	$ (6,398)	$ 4,598	$ 10,938	$ (4,750)	$ 6,188

Acquired technology and other intangibles are being amortized over a useful life of five years, and non-compete agreements are being amortized over three years. Patents were amortized over two years and are fully amortized. Amortization expense for intangible assets included in cost of revenue was $1,409,000 for the nine months ended September 30, 2005 compared to $1,333,000 for the comparable period in 2004. Amortization expense for intangible assets included in research and development and customer support was $217,000 for the nine months ended September 30, 2005 compared to $225,000 for the comparable period in 2004.

Estimated future amortization expense (assuming no foreign exchange effect) of purchased intangible assets as of September 30, 2005 is as follows:

(in thousands)
Fiscal Year	Amount
(Remainder) 2005	$552
2006	2,144
2007	1,559
2008	343
$4,598

5.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options, shares issuable under the employee stock purchase plan and restricted stock issued to key senior and executive management using the treasury stock method. The number of anti-dilutive options excluded from the EPS calculation for the three and nine months ended September 30, 2005 was 1,457,519 and 2,595,023 shares, respectively, compared to 2,780,900 and 1,371,049 shares for the comparable periods in 2004. The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2005 and 2004:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income	$ 8,549	$ 6,360	$ 25,529	$ 12,517

Weighted average common shares
outstanding	41,366	39,420	40,978	38,940
Unvested restricted stock	(261)	(136)	(272)	(134)
Shares used in computing
basic earnings per share	41,105	39,284	40,706	38,806

Earnings per basic share	$ 0.21	$ 0.16	$ 0.63	$ 0.32

Shares used in computing basic
earnings per share	41,105	39,284	40,706	38,806
Dilutive effect of stock plans	1,440	1,211	1,403	1,972
Dilutive effect of weighted average
common shares of unvested
restricted stock	77	-	52	15
Shares used in computing
diluted earnings per share	42,622	40,495	42,161	40,793

Earnings per diluted share	$ 0.20	$ 0.16	$ 0.61	$ 0.31

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of taxes, for the nine months ended September 30, 2005 is comprised of the following:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Securities	Accumulated Other Comprehensive Income

Balance, December 31, 2004	$ 11,235	$ (276)	$ 10,959
Nine month period changes	(6,673)	9	(6,664)
Balance, September 30, 2005	$ 4,562	$ 267	$ 4,295

7.	OPERATING SEGMENT DATA

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

Operating segments data for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(in thousands)	2005	2004	2005	2004

Software
Revenue	$ 38,470	$ 35,447	$ 117,557	$ 109,475
Cost of Revenue	2,765	3,835	7,854	10,486
Gross Profit	35,705	31,612	109,703	98,989

Customer Support
Revenue	$ 48,424	$ 47,510	$ 146,688	$ 139,852
Cost of Revenue	10,973	9,891	32,439	30,125
Gross Profit	37,451	37,619	114,249	109,727

Professional Services and Education
Revenue	$ 14,726	$ 13,531	$ 42,031	$ 40,745
Cost of Revenue	12,073	11,404	33,827	33,396
Gross Profit	2,653	2,127	8,204	7,349

Total
Revenue	$ 101,620	$ 96,488	$ 306,276	$ 290,072
Cost of Revenue	25,811	25,130	74,120	74,007
Gross Profit	75,809	71,358	232,156	216,065

8.	STOCK OPTIONS

The following is a summary of stock option transactions regarding all stock option plans for the nine months ended September 30, 2005:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2004	6,870,617	$ 19.99

Granted (weighted-average fair value of $15.32)	656,550	28.18
Exercised	(794,518)	14.03
Canceled or expired	(253,772)	25.34
Balance, September 30, 2005	6,478,877	21.34

The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.31 - 12.86	1,096,876	5.02	$ 11.18	860,462	$ 10.75
12.97 - 16.75	1,155,381	5.64	14.59	1,022,661	14.63
16.81 - 23.88	1,150,597	5.65	21.23	999,451	21.45
23.94 - 27.09	1,092,049	7.28	26.07	495,254	25.43
27.14 - 28.19	1,176,774	8.59	27.82	288,011	28.06
28.42 - 41.84	807,200	7.73	29.12	246,105	30.11
Total	6,478,877	6.61	21.34	3,911,944	18.85

9.	ISSUANCE OF RESTRICTED STOCK

The fair value of restricted stock awards is recorded in the equity section of the balance sheet as an increase in common stock and a contra-equity offset to deferred compensation. All restricted stock awards vest over time and certain awards include a feature that allows the stock to vest on an accelerated basis provided certain performance targets are achieved. Certain restricted stock awards are also subject to Change in Control Agreements and/or termination without cause provisions that could trigger accelerated vesting. Expense related to the shares is amortized on a straight-line basis over the vesting period. Recognition of expense would be accelerated if certain performance targets are achieved that trigger accelerated vesting for those shares that contain the acceleration feature. Approximately $328,040 and $1,148,654 of restricted stock compensation expense were recognized in the three and nine-month periods ended September 30, 2005, compared to $218,205 and $452,161 for the comparable periods in 2004. Forfeitures of 10,000 shares of restricted stock were recorded as treasury stock during the third quarter of 2005.

10.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices, sales offices, development and manufacturing facilities, and other equipment under non-cancelable operating leases, some of which have renewal options and generally provide for escalation of the annual rental amount. Rental expense is recorded on a straight-line basis over the life of the lease and amounts related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of September 30, 2005 were as follows:

in thousands
2005 (remaining 3 months)	$ 3,126
2006	12,682
2007	11,022
2008	9,620
2009	7,758
2010	6,582
Thereafter	3,578
Total	$ 54,368

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

In connection with certain facility leases and other performance guarantees, the Company has guaranteed payments on behalf of some of its domestic and foreign subsidiaries. To provide subsidiary guarantees, the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately $1.8 million as of September 30, 2005. Approximately $1.2 million was issued in local currency in Europe and Asia, while the balance was issued in the United States. Approximately $0.4 million of the $1.8 million is secured by cash deposit.

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

The Company is exposed to foreign exchange rate fluctuations due to intercompany accounts between the U.S. parent company and the foreign subsidiaries. The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. The Company purchases foreign exchange contracts to mitigate the effect of exchange gains and losses on recorded foreign currency denominated monetary assets and liabilities. The Company does not use foreign exchange contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense) in the consolidated statements of operations. Forward contracts generally have terms of three months or less. As of September 30, 2005 the fair value of forward contracts outstanding totaled approximately $1.5 million in 10 currencies. The counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties and does not anticipate nonperformance by any counterparties. The Company does not anticipate a material loss resulting from any credit risks related to any of these institutions.

12.	INCOME TAXES

The Company’s combined federal, state and foreign annual effective tax rate applied to the three and nine months ended September 30, 2005 was 37% compared to 18% for the comparable periods in 2004. The increased effective tax rate applied to the nine months ended September 30, 2005 was primarily due to i) the expected mix of income earned by domestic operations versus the foreign subsidiaries, and ii) the benefit received from the valuation allowance reversal in 2004.

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

14.	SUBSEQUENT EVENTS

On October 3, 2005, the Company acquired Yaletown Technology Group, an email management company, for a purchase price of $11.0 million in net cash. The Company believes that email management is an increasingly important technology related to records management and is an essential component of content management. The Company expects that current regulatory compliance initiatives in financial services, healthcare and government will increase the demand for email management technology.

In accordance with SFAS No. 141, “Business Combinations,” the purchase method of accounting will be used to record this acquisition and the purchase price is expected to be allocated primarily to other intangible assets and to a lesser amount to goodwill. The Company is currently in the process of obtaining an independent appraisal of the fair value of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141. The preliminary valuation indicates that net tangible and identified intangible assets have an estimated fair value of approximately $8.5 million. The difference between the purchase price and estimated fair value of the net tangible and identified intangible assets will be recorded as goodwill. We anticipate a one-time expense of approximately $1.2 million for in-process research and development costs.

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

Overview

We develop, market, sell and support a software platform for Enterprise Content and Business Process Management. This platform, called FileNet P8, provides a flexible and scaleable framework for developing solutions that provide our customers with the ability to manage content throughout their organizations, and streamline their business processes. Enterprise Content Management, or ECM, refers to the broad range of functions used by organizations of all types, including businesses and governmental agencies, to control and track content that is important to the organization’s operations, whether that content is used internally, such as sales contracts or product diagrams, or externally, such as content provided to customers through a Web site. The documents and content our software manages, commonly called unstructured content, includes, but is not limited to: Web pages, word processing documents, spreadsheets, HTML, XML, PDF, document images, email messages and other electronic content. Our software offers customers the ability to configure, design, build and deploy ECM solutions to meet the needs of their particular business or organization.

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

We invest heavily in research and development in order to design and develop products that will meet the needs of large organizations. Our sales are driven by a combination of direct and in-direct sales organizations. Typically our sales cycle requires significant selling costs and long lead times in order to secure software license sales and associated services.

Software

The FileNet P8 platform provides our customers with enterprise-level software that is scalable and flexible to handle demanding content challenges and manage complex business processes. The FileNet P8 platform provides a framework for functional expansion to provide enhanced content and process management across an enterprise through FileNet’s product suites; each emphasizing a different aspect of the ECM solution set, with functions designed to meet a customer’s individual ECM or BPM needs. Each suite can be implemented by a customer separately, but remains expandable to include additional FileNet content and process management capabilities. Solutions and applications, built by third party partners or our customers using FileNet P8 software, are designed to manage documents and all forms of content; allowing organizations to capture, create, use, and activate that content in order to make decisions faster and bring control and consistency to business processes, to improve efficiency and address compliance requirements.

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

Customer Support

We offer product support on a global basis to help ensure successful implementation of our products and customer satisfaction. Our support offering also includes the right to new versions when and if available. Our Customer Service and Support organization provides comprehensive support capabilities including electronic and real-time phone support and global call tracking for customers and partners on support programs. System engineers deliver support coverage on multiple platforms with 24-hour call handling availability. Our Web site offers the ability to open cases, search our knowledge base and review related status reports.

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

Professional Services and Education

Our worldwide professional services organization provides consulting, implementation, development and other technical services and training services to our licensed customers and authorized ValueNet Partners. These services are provided by our internal employees and through a network of qualified service providers hired on a fee for service basis. Our professional services organization offers a comprehensive methodology to help our customers design, install, integrate, configure and deploy our products. These services typically include projects billed on a time and material basis and short-term fixed price services such as software installation and implementation packages, but do not include modifications to the standard software. Our educational curriculum includes training courses for end users, application developers and system administrators through media-based and instructor-led training. The purpose of our education services is to allow our customers to further enhance the usability of our software products throughout their enterprise. We believe growth in professional services and education revenue will correlate with growth in software sales.

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

We derive revenue from the following sources: (1) software, which includes software licenses, (2) customer support revenues, which include annual maintenance agreements, and (3) professional services and education, which include consulting, implementation and training services.

The provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, govern the basis for our software revenue recognition. Accordingly, software license revenue is recognized when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We must make judgments and estimates to determine whether or not the certainty of these elements has been met.

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

Goodwill and Other Intangible Assets. Our business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. Our reporting units are consistent with the reportable segments identified in Note 7 to our Condensed Consolidated Financial Statements. We also periodically evaluate whether events and circumstances have occurred between annual testing dates that indicate the carrying value of goodwill may not be recoverable. We performed an impairment analysis as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of September 30, 2005, there have been no indicators of impairment; therefore no interim impairment tests have been performed.

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

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004 we concluded that the valuation allowance associated with domestic net operating losses and other temporary differences should be fully reversed as a result of the cumulative domestic profits in recent years and future domestic projections. However, we could be required to record additional valuation allowance against the deferred tax assets if we are unable to generate sufficient future taxable income, fail to benefit from our tax planning strategies or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible. Increases in the valuation allowance could have a material adverse impact on our income tax provision and our net income. The remaining portion of the valuation allowance of $15 million related to stock option deductions will result in an increase to additional paid in capital should the company generate sufficient taxable income in future years to utilize the net operating loss carryforwards recorded as a deferred tax asset.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenue:
Software	37.9%	36.8%	38.4%	37.8%
Customer support	47.6	49.2	47.9	48.2
Professional services and education	14.5	14.0	13.7	14.0
Total Revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software	2.7	4.0	2.6	3.6
Customer support	10.8	10.3	10.6	10.4
Professional services and education	11.9	11.8	11.0	11.5
Total cost of revenue	25.4	26.1	24.2	25.5

Gross Profit	74.6	73.9	75.8	74.5

Operating expenses:
Sales and marketing	36.3	38.0	37.8	40.5
Research and development	19.6	20.4	18.7	20.5
General and administrative	8.3	8.8	8.5	9.3
Total operating expenses	64.2	67.2	65.0	70.3

Operating income	10.4	6.7	10.8	4.2
Other income, net	3.0	1.3	2.4	1.1
Total income before income tax	13.4%	8.0%	13.2%	5.3%

Revenue

Total revenue increased 5.3% in the quarter ended September 30, 2005 compared to the same period in 2004 and increased 5.6% for the nine months ended September 30, 2005 compared to the same period in 2004. Each of our revenue segments showed growth in the three and nine-month periods ended September 30, 2005 compared to these same periods in 2004. The factors driving software license and service revenue growth is more fully discussed in the Revenue by Reporting Segment section below.

Revenue by Geography. The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

	Three Months Ended Sept 30,		% increase	Nine Months Ended Sept 30,		% increase
(in thousands)	2005	2004	(decrease)	2005	2004	(decrease)

$ Total Revenue
Total United States Revenue	$ 69,936	$ 64,532	8.4%	$ 210,394	$ 198,820	5.8%

Europe, Middle East
and Africa	25,812	23,366	10.5%	78,022	70,908	10.0%
Canada, Latin America
and Asia	5,872	8,590	(31.6)%	17,860	20,344	(12.2)%
Total International Revenue	31,684	31,956	(0.9)%	95,882	91,252	5.1%

Total Revenue	$ 101,620	$ 96,488	5.3%	$ 306,276	$ 290,072	5.6%

% of Total Revenue
United States Revenue	68.8%	66.9%		68.7%	68.5%
International Revenue	31.2%	33.1%		31.3%	31.5%
Total Revenue Contribution	100.0%	100.0%		100.0%	100.0%

Revenue generated in the United States grew by 8.4% in the third quarter of 2005 over the comparable prior year quarter and grew by 5.8% in the first nine months of 2005 compared to the same period in 2004. Despite the strengthening of the dollar against the Euro, revenue in our largest international geography; Europe, Middle East and Africa, grew by 10.5% in the third quarter of 2005 and 10.0% in the first nine months of 2005 over the same periods in 2004. Revenue in our Canadian, Latin America and Asia geography declined significantly by 31.6% in the third quarter of 2005 and 12.2% in the first nine months of 2005 over the same periods in 2004. This revenue base is relatively small and consequently subject to large percentage fluctuations. International revenue represented 31.3% of total revenue in the first nine months of 2005 compared to 31.5% for the same nine months in 2004. Increases in worldwide revenue are primarily due to the steady increase in all the revenue segments and are attributable to increased demand for our products that help companies manage content and provide ease of access for use in business processes. We believe that business process improvement and content management requirements are global in nature and international customers also view our products as essential to solving their business and content problems. Revenue growth in the long term appears to be non-regional in nature, but is subject to periodic fluctuations depending on transaction size and timing. Furthermore, international revenues are subject to the affects of the U.S. dollar against certain major international currencies and weakening of international economic conditions.

Revenue by Reporting Segment. The following table sets forth total revenue by reporting segment and as a percentage of total revenue for the periods indicated:

Revenue by Reporting Segment

	Three Months Ended Sept 30,		Percent	Nine Months Ended Sept 30,		Percent
(in thousands)	2005	2004	Change	2005	2004	Change

$ Total Revenue
Software	$ 38,470	$ 35,447	8.5%	$ 117,557	$ 109,475	7.4%
Customer Support	48,424	47,510	1.9%	146,688	139,852	4.9%
Professional Services and Education	14,726	13,531	8.8%	42,031	40,745	3.2%
Total Revenue	$ 101,620	$ 96,488	5.3%	$ 306,276	$ 290,072	5.6%

% of Total Revenue
Software	37.9%	36.7%	1.2 ppt	38.4%	37.7%	0.7 ppt
Customer Support	47.7%	49.2%	(1.5) ppt	47.9%	48.2%	(0.3) ppt
Professional Services and Education	14.4%	14.1%	0.3 ppt	13.7%	14.1%	(0.4) ppt
Total Revenue Contribution	100.0%	100.0%		100.0%	100.0%

Software. Software revenue consists of fees earned from the licensing of our software products to our customers. Software revenue for the three months ended September 30, 2005 increased by 8.5% and increased 7.4% in the nine-month period ended September 30, 2005 compared to the same periods in 2004. The growth in 2005 is driven by increased demand for our software products that fulfill the requirement for companies to manage increasing quantities of unstructured content in an electronic environment. Historically, our results from quarter to quarter have been impacted by large enterprise transactions in a particular quarter. This can cause sizeable fluctuations in our quarterly software revenue growth rates resulting in difficulty in predicting future software revenue growth as well as difficulty in evaluating software revenue growth rate comparisons from period to period. In 2005 we have experienced more balanced sales with no one customer accounting for more than 5% of revenue in any one quarter. We believe that large enterprise transactions that create fluctuation in quarterly results are inherent in the type of software that we sell and will potentially continue to create variable results in future quarters. We believe spending on enterprise content management and business process management software will be a priority as companies continue to look to automate regulatory and compliance requirements as well as automating business processes.

Customer Support. Customer support revenue consists of revenue from software maintenance contracts, time and material revenues and the sale of spare parts and supplies. Maintenance contracts entitle our customers to receive technical support, enhancements and upgrades to new versions of software releases when and if available. Customer support revenue is generated from maintenance contracts for current year software sales and from the renewal of existing maintenance contracts for previously sold software licenses on installed systems. Customer support revenue increased by 1.9% in the three-month period ended September 30, 2005 compared to the same period in 2004 and increased 4.9% in the nine-month period ended September 30, 2005 compared to the same period in 2004 primarily due to an increased installed base from software sales over the last twelve months. We have historically experienced a high contract maintenance renewal rate and continue to see a high level of renewal, but are continuing to encounter pricing pressures from our customers during contract negotiation and renewal. As our installed base grows, the renewal rate has a larger influence on customer support revenue growth than current software revenue growth. Therefore, the growth rate of customer support revenue does not necessarily correlate directly to the growth rate of new software license revenue in a given period.

Professional Services and Education. Professional services and education revenue is generated from consulting and implementation services to end users of our software products, technical consulting services provided to our resellers, and training services. Our strategy focuses on delivering packaged services and time and material projects that are short-term in nature verses large fixed price engagements of a longer-term nature. We define short-term as three months or less. Larger projects are usually delivered by our channel partners, our customer’s in-house resources or other third-party providers. No modifications are made to our standard base product code once the software has been sold. Professional services revenue is dependent on the level and the nature of software sales and grows more rapidly when customers purchase new systems that require implementation services as opposed to existing customers purchasing add-on licenses for installed systems. Professional services and education revenue increased by 8.8% in the three months ended September 30, 2005 compared to the same period in 2004 and increased by 3.2% in the nine-month period ended September 30, 2005 compared to the same period in 2004. These increases resulted from the completion of several large, short-term time and material engagements across all geographies in the third quarter of 2005 along with increased implementation packages directly related to increased software revenue. Based on our strategy and our software revenue sales for the past twelve months we do not believe the level of demand for professional services and education services in the near term will change significantly from current levels.

Cost of Revenue

Cost of Revenue by Reporting Segment. The following table sets forth total cost of revenue by reporting segment and as a percentage of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

	Three Months Ended Sept 30,		Percent	Nine Months Ended Sept 30,		Percent
(in thousands)	2005	2004	Change	2005	2004	Change

$ Total Cost of Revenue
Software	$2,765	$ 3,835	(27.9)%	$7,854	$ 10,486	(25.1)%
Customer Support	10,973	9,891	10.9%	32,439	30,125	7.7%
Professional Services and Education	12,073	11,404	5.9%	33,827	33,396	1.3%
Total Cost of Revenue	$25,811	$ 25,130	2.7%	$74,120	$ 74,007	0.2%

% Total Cost of Revenue
Software	7.2%	10.8%	(3.6) ppt	6.7%	9.6%	(2.9) ppt
Customer Support	22.7%	20.8%	1.9 ppt	22.1%	21.5%	0.6 ppt
Professional Services and Education	82.0%	84.3%	(2.3) ppt	80.5%	82.0%	(1.5) ppt
Total Cost of Revenue as a % of Revenue	25.4%	26.0%		24.2%	25.5%

Software. Cost of software revenue includes royalties paid to third parties for technology used in our products to enhance features and functionality (sometimes referred to as OEM’s), referral fees, amortization of acquired technology, media costs, and the cost to manufacture and distribute software. The cost of software revenue in absolute dollars decreased 27.9% or $1.1 million when comparing the three months ended September 30, 2005 to the same three months in 2004 and the nine-month comparison for these two years resulted in a decrease of 25.1% or $2.6 million. The cost of software revenue as a percent of software revenue decreased 3.6 percentage points and 2.9 percentage points in the three and nine-month periods ended September 30, 2005, compared to the same periods in 2004. Costs fluctuate period to period based on the mix of products sold containing third party royalties and fees and based on software sales volume. We anticipate continuing to integrate third party technology with our software which could lower our margins in the future by several percentage points from current levels. We anticipate the cost of software revenue to be approximately 7%-9% of software revenue in the near term.

Customer Support. Cost of customer support revenue includes the cost of compensation and benefits paid to customer support personnel, support fees associated with third party product, facility and technology infrastructure expenses in our call centers, supplies and spare parts. The cost of customer support revenue in absolute dollars increased 10.9% when comparing the three months ended September 30, 2005 to the same three months in 2004 and the nine-month comparison for these two years resulted in an increase of 7.7%. These increases were due to higher compensation and variable compensation and associated benefits; increased third-party maintenance expenses paid to OEM’s and higher call center expense related to internal system upgrades. Together these increases were approximately $2.7 million for the nine-month comparison. The cost of customer support revenue has been consistent at approximately 20%-23% of revenue in the three and nine-month periods ended September 30, 2005 compared to the same periods in 2004. We expect the cost of customer support revenue to remain at approximately 20%-23% of customer support revenue for the near term.

Professional Services and Education. Cost of professional services and education revenue consists primarily of the costs of professional services personnel, training personnel, and third-party contractors. The cost of professional services and education revenue, as a percent of professional services and education revenue, increased 5.9% and 1.3% in the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004. We expect professional services and education costs as a percentage of professional services and education revenue to vary slightly from period to period depending on the level of revenue and the mix between internal and external service providers. With the mix of fewer large implementation projects being replaced by shorter-term fixed price contracts of a repetitive nature our resource requirements are more readily estimable. Our current headcount will accommodate modest revenue growth in the short term and we expect professional services and education costs to average in a range between 80%-82% of professional services and education revenue for the near term.

Operating Expenses

Total Operating Expenses. The following table sets forth total operating expense by function and as a percentage of total revenue for the periods indicated:

Operating Expenses

	Three Months Ended Sept 30,		Percent	Nine Months Ended Sept 30,		Percent
(in thousands)	2005	2004	Change	2005	2004	Change

$ Total Operating Expenses
Research and Development	$ 19,862	$ 19,664	1.0%	$ 57,251	$ 59,469	(3.7)%
Selling and Marketing	36,904	36,674	0.6%	115,804	117,433	(1.4)%
General and Administrative	8,462	8,509	(0.6)%	25,889	27,136	(4.6)%
Total Operating Expenses	$ 65,228	$ 64,847	0.6%	$ 198,944	$ 204,038	(2.5)%

% Total Operating Expenses
Research and Development	19.5%	20.4%	(0.9) ppt	18.7%	20.5%	(1.8) ppt
Selling and Marketing	36.3%	38.0%	(1.7) ppt	37.8%	40.5%	(2.7) ppt
General and Administrative	8.3%	8.8%	(0.5) ppt	8.5%	9.4%	(0.9) ppt
Operating Expense as a % of Revenue	64.2%	67.2%		65.0%	70.3%

Research and Development. Our research and development efforts are focused on our Enterprise Content Management capabilities. Our efforts focus on platform capabilities and on feature improvements to our product suites including Business Process Manager, Content Manager, Image Manager, Email Manager, Records Manager, Forms Manager, Team Collaboration Manager, Web Content Manager and other capabilities.

Our research and development expense consists primarily of personnel costs for internal software development; third party contracted development resources, and related facilities costs. In absolute dollars research and development expense increased 1.0% and decreased 3.7% in the three and nine months ended September 30, 2005 compared to the same periods in 2004. The decrease in absolute dollars for the nine-month comparison is primarily due to lower internal headcount resulting in lower corresponding compensation, benefits and facility related expenses. The number of internal research and development personnel was 413 on September 30, 2005 compared to 430 on September 30, 2004. As of September 30, 2005 we had 94 contract workers in India developing software compared to 99 one year earlier. The reduction in internal personnel and the increase in revenue resulted in a decrease in research and development expense as a percent of revenue by 0.9 percentage points and 1.8 percentage points for the three and nine months ended September 30, 2005 compared to the same periods in 2004. Offshore development cost remained constant at approximately $4.5 million for the comparable nine-month periods. We intend to modestly increase research and development headcount to invest in adding functionality to our FileNet P8 platform, increase support for industry standards, and extend the scalability, manageability, and openness of the FileNet P8 architecture. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position. We expect research and development expense to range between 17%-19% of revenue assuming revenue growth in the near term.

Selling and Marketing. We sell our products through a direct sales force and our indirect channel sales partners. The majority of our selling and marketing expense is salaries, benefits, sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market development programs. Selling and marketing expense as a percent of revenue decreased by 1.7 and 2.7 percentage points, respectively, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. In absolute dollars selling and marketing expense increased by 0.6% for the three months ended September 30, 2005 compared to the same period in 2004 and decreased 1.4% for the nine months ended September 30, 2005 compared to the same period in 2004. Selling and marketing expense in absolute dollars increased by $0.2 million and decreased $1.6 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004. When comparing the nine months for both years; the decrease was primarily due to lower headcount related costs as a result of decreased headcount in sales and marketing in 2005. We expect expense levels in future quarters to reflect incremental hiring in sales and increased marketing program expense related to lead generation, brand awareness and the announcement of new product offerings. We expect selling and marketing expense to range between 38%-40% of revenue in the near-term.

General and Administrative. Our general and administrative expense consists primarily of salaries, benefits, and other expenses related to personnel costs for finance, information technology, legal, human resources and general management and the cost of outside professional services. General and administrative expense in absolute dollars was flat in the three month period ended September 30, 2005, and decreased 4.6% in the nine-month period ended September 30, 2005 compared to these same periods in 2004. General and administrative expense as a percent of revenue decreased 0.5 and 0.9 percentage points in the three and nine-month periods ended September 30, 2005 compared to these same periods in 2004. The decrease of $1.2 million for the nine-month comparison is primarily attributable to reduced cost of consulting and legal fees with less reliance on external resources. We expect general and administrative expense to range between 8%-10% of revenue in the near-term.

Other Income, Net. Other income, net consists primarily of interest income earned on our cash and investments, and other items including realized foreign exchange gains and losses and interest expense. Other income, net of other expenses, was $3.0 million and $7.3 million for the three and nine-month periods ended September 30, 2005 compared to $1.2 million and $3.2 million during the three and nine-month periods ended September 30, 2004. Interest income increased $4.6 million in the nine months ended September 30, 2005 compared to the same period in 2004. This increase is attributable to a higher cash and investment balance of $42.1 million since December 31, 2004 and a higher weighted average interest rate earned on cash, cash equivalents and investments which was 3.15% during the nine months ended September 30, 2005 compared to 1.88% for the same period in 2004.

Provision for Income Taxes. Our combined federal, state and foreign annual effective tax rate applied to the three months and nine months ended September 30, 2005 was 37% compared to 18% for the comparable periods in 2004. The increased effective tax rate applied to the nine months ended September 30, 2005 was primarily due to i) the expected higher mix of income earned by domestic operations versus the foreign subsidiaries, and ii) the benefit received from the valuation allowance reversal in 2004. Our effective tax rate is based on estimated earnings by geographic location. To the extent that our earnings or the distribution of our earnings differs from the current estimate, our effective tax rate could be materially impacted.

Liquidity and Capital Resources

As of September 30, 2005, cash, cash equivalents, and investments were $390.8 million, an increase of $4.5 million and $42.1 million from June 30, 2005 and December 31, 2004, respectively. Cash, cash equivalents and investments as of September 30, 2005 include $304.6 million in the United States and $86.2 million held by our foreign subsidiaries. Cash and cash equivalents consist of high quality and highly liquid investments in short-term money market funds, United States government agency discount notes, and corporate notes. Cash equivalent investments include commercial paper, corporate and government securities with original maturities of 90 days or less. Short-term investments include investment instruments with maturities of greater than 90 days and less than 365 days as well as auction rate securities that reset interest rates at auction intervals ranging from 7, 28, 35, or 49 days. Long-term investments consist of high grade corporate and government securities with maturities greater than 12 months and less than three years.

Our two major sources of cash in the past two fiscal years have been cash generated from operations and cash generated from financing activities. The amount of these sources can fluctuate depending on operational activities and stock price. Cash flow from operations was $41.7 million for the nine months ended September 30, 2005 and $42.5 million for the same nine months in 2004. Cash provided by financing activities was $14.2 million in the nine months ended September 30, 2005 compared to $21.5 million for the same period in 2004.

Net income is a primary source of cash from operating activities. Net income was $25.5 million and $12.5 million for the nine months ended September 30, 2005 and 2004, respectively. Depreciation and amortization added to net income to provide cash from operating activities - although the amount has declined year to year due to tight budgetary control over capital spending. Depreciation and amortization expense was $11.0 million in nine months ended September 30, 2005 down from $12.4 million for the same nine months in 2004. Our cash from operations is also impacted by changes in working capital accounts. Changes in accounts receivable and unearned revenue have typically had the largest impact on our cash flows. The days sales outstanding metric, which is calculated by dividing quarter-end accounts receivable by average daily sales for the quarter, was 37 days at September 30, 2005 compared to 38 days at September 30, 2004. We attempt to structure our sales contracts to require a majority of payments in 30 days or less, and all payments in 90 days or less. To the extent that competitive pressures require us to extend our terms, it would result in a decrease to our operating cash flows. Our annual customer support agreements are typically prepaid at the beginning of the support period, resulting in large cash inflow and a corresponding increase in unearned maintenance revenue. This has historically resulted in significant cash inflows in the first quarter, when the largest portion of our support agreements renew and declines in subsequent quarters as the revenue is amortized over the year. This trend continued in the two comparative years. Our income tax rate increased from 18% in 2004 to 37% in 2005 resulting in increased income tax payable.

Net cash generated from investing activities was $9.1 million compared to net cash used in investing activities of $55.7 million in the nine months ended September 30, 2005 and 2004, respectively. Excess cash from operations is invested in high quality debt instruments and securities, and the timing of purchases and maturities of investments can result in significant short-term fluctuations in net cash used or generated from investing activities at the end of any period. As we continue to generate excess cash, we expect to invest such amounts in marketable securities. However, based on the nature of our investment policy, all such investments are available in the short term if needed for any reason. Capital spending has been under tight budgetary control and accounted for net cash used of $7.3 million in the first nine months of 2005 compared to $7.8 million in the first nine months of 2004. We do not expect capital expenditure levels in 2005 to differ significantly in the near term from the level of the past year.

Net cash provided by financing activities results from the proceeds of common stock related to employee stock option plans and employee stock purchase plans. Cash generated from this activity was $14.2 million for the nine months ended September 30, 2005 compared to $21.5 million for the same period in 2004. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions.

The effect of exchange rate changes on cash and cash equivalents held in foreign currency had the effect of decreasing net cash in the two periods as the Euro and other currencies weakened against the dollar.

We have no borrowing arrangements as of September 30, 2005. We believe that our present cash balances, together with internally generated funds, will be sufficient to meet our working capital and capital expenditures for at least the next 12 months. See “Risk Factors”.

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
• costs associated with licensing third party software;
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
• spreading our management resources to cover multiple countries; or
• longer collection cycles and higher risk of non-collection and bad debt expense.

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

We must develop and sell new products to keep up with rapid technological change in order to achieve future revenue growth and profitability. The market for our software and services is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our ability to continue to sell products will be dependent upon our ability to continue to enhance our existing software and services offerings, develop and introduce, in a timely manner, new software products incorporating technological advances and respond to customer requirements. For example, three new product suites that we predict can address new markets include Records Manager, Email Manager and Team Collaboration Manager. The Records Manager Suite was released in the third quarter of 2004 and provides customers with the capability to systematically apply records management principles to content. Email Manager was released in late 2004 and allows organizations with large numbers of email users to effectively manage email content. The Team Collaboration Manager Suite was released during the first quarter of 2005 and is designed to enable customers to initiate collaborative tasks at any point in a process.

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

We depend on certain strategic relationships in order to broaden the number of third party platforms with which our products are compatible and the loss of these relationships could harm our business. In order to broaden the number of third party platforms with which our products are compatible and thereby broaden the market opportunities for our products, we have established strategic relationships with a number of software and hardware platform vendors, including companies such as IBM, BEA Systems Inc., Hewlett-Packard Development Company LP, Network Appliance, Inc., Sun MicroSystems and Symantec Corporation. We cannot assure that these companies will not reduce or discontinue their relationships with, or support of, FileNet and our products. If we fail to maintain these relationships, or to establish new relationships in the future, it could harm our business, financial condition and results of operations.

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
• industry analyst opinions may increase our stock price volatility and reduce shareholder value; and
• other general economic and political conditions.

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

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of September 30, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis covers our investment and is based on the weighted-average maturity of our investments as of September 30, 2005 and 2004. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $308,000 at September 30, 2005 and approximately $341,000 at September 30, 2004. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $615,000 at September 30, 2005 and approximately $681,000 at September 30, 2004.

The following table provides information about our investment portfolio at September 30, 2005:

		Unrealized	Estimated
(in thousands)	Cost	Loss	Fair Value
Debt Securities
Due in one year or less:
Auction rate securities	$ 82,225	$ -	$ 82,225
Commercial paper	13,164	(10)	13,154
Corporate	6,025	(21)	6,004
Government/Agencies	98,574	(332)	98,242
Total due in one year	199,988	(363)	199,625

Due in one to three years:
Corporate	2,259	(23)	2,236
Government/Agencies	7,500	(48)	7,452
Total due in one to three years	9,759	(71)	9,688

Grand Total	$ 209,747	$ (434)	$ 209,313

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to our revenue and operating expenses. We have entered into forward foreign exchange contracts in an effort to hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity (mainly in Europe and Asia Pacific). We have not entered into forward foreign exchange contracts for speculative or trading purposes. Our accounting policies for these contracts are based on our designation of the contracts as hedging transactions. Gains and losses on foreign exchange contracts are recognized in income in the same period as the gains and losses occur. All outstanding contracts are marked to market at the end of each month. Our forward contracts have an original maturity of three months or less. As of September 30, 2005 the fair value of forward contracts outstanding totaled approximately $1.5 million in 10 currencies.

Cumulative other comprehensive income was essentially unaffected for the three months ended September 30, 2005 attributable to the minimal fluctuation in the Euro rate at June 30, 2005 compared to the rate at September 30, 2005. Since the Euro comprises the majority of foreign currency balances on the balance sheet, translation gains and losses arise largely from the fluctuation in the Euro. Consequently, for the nine-month period ended September 30, 2005 cumulative comprehensive income decreased by $6.6 million due to unrealized foreign currency translation losses resulting from a substantial weakening of the Euro against the U.S. dollar in the first half of 2005.

Management believes that inflation has not had a significant impact on the prices of our products, the cost of our materials, or our operating results for the nine months ended September 30, 2005.

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

As of September 30, 2005, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act of 1934 Rule 13a – 15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

FILENET CORPORATION

November 7, 2005	By:	/s/ Sam M. Auriemma
Date		Sam M. Auriemma, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer, Authorized Signatory)

Index to Exhibits

Exhibit No.	Exhibit Description

3.1*	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Form S-4 filed on January 26, 1996; Registration No. 333-00676).
3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Registrant’s Form S-4 filed on January 26, 1996, Registration No. 333-00676).
3.2*	Bylaws (filed as Exhibit 3.2 of the Registrant’s registration statement on Form S-1, Registration No. 33-15004).
4.1*	Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1, Registration No. 33-15004).
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

10.16*+

Amended and Restated Letter Agreement dated May 15, 2003 by and between Registrant and Lee D. Roberts, Chief Executive Officer (filed as Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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
(2)

Amended and Restated Letter Agreement, dated May 15, 2003 was entered into by and between Registrant and Messrs. Martyn D. Christian, David D. Despard, Frederick P. Dillon, Karl J. Doyle, William J. Kreidler, Chas W. Kunkelmann, Philip Rugani, Daniel S. Whelan, and Ms. Audrey N. Schaeffer. Amended and Restated Letter Agreement with substantially the same terms and conditions was entered into between Registrant and Philip C. Maynard dated August 30, 2004, and L. Kim Poindexter dated January 1, 2005.