Form 10-K
period 2005-12-31
FILENET CORP
filed 2006-03-10
CIK 706015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes [ X ] No [	]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act:

Yes [	] No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [ X ]  No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934:

Large accelerated filer [ X ]	Accelerated filer [	]	Non accelerated filer [	]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934: Yes  [     ] No  [ X ]

Based on the closing sale price of $25.14 on June 30, 2005 the aggregate market value of the 40,891,750 shares of the common stock of the Registrant held by non-affiliates of the Registrant on such date was $1,028,018,595.

The number of shares outstanding of the Registrant’s common stock was 41,945,632 at March 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement, to be delivered in connections with the Registrant’s 2006 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

2005 ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2005

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements involve risks and uncertainties, including those discussed herein and in the notes to our financial statements for the year ended December 31, 2005, certain sections of which are incorporated herein by reference as set forth in Items 7 and 8 of this report. The actual results that we achieve may differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review Part 1 Item 1A “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission. Our business, financial condition, operating results and prospects can be impacted by a number of factors, including but not limited to those set forth in Part 1 Item 1A “Risk Factors” and elsewhere in this report, any one of which could cause our actual results to differ materially from recent results or from our anticipated future results.

PART I

Item 1.	Business

We were incorporated in Delaware on July 30, 1982. We are headquartered in Costa Mesa, California and operate globally in more than 90 countries through our own global sales, professional services and support organizations, as well as through our ValueNet Partner network of resellers, system integrators and application developers. We invest significantly in product development to continue advancing our content and process management capabilities that combine content and process to solve real-world business problems.

We develop, market, sell and support a software platform and application development framework for Enterprise Content Management and Business Process Management called FileNet P8. Enterprise Content Management (“ECM”) refers to the broad range of functions used by organizations, including businesses and governmental agencies, to access and manage all forms of content, streamline and automate business processes, and automate records management to help meet compliance needs. Our software provides a reliable, scalable and highly available enterprise platform that enables companies to capture, store, manage, secure and process information to increase operational efficiency and lower total cost of ownership.

Our software automates the management and processing of all forms of content including Web pages, word processing documents, spreadsheets, HTML, XML, PDF, document images, email messages, digital content and other electronic content. Our Business Process Management (“BPM”) software controls the flow of work throughout a business by streamlining, automating and optimizing business processes. BPM refers to the automation of processing, communicating and gathering information within the organization and from third parties in order to make appropriate decisions during a business transaction, such as processing payments or applications for services or products. Our software offers customers the ability to configure, design, build and deploy ECM and BPM solutions to meet the needs of their particular business or organization. These solutions allow customers to manage content throughout their organizations by automating and streamlining their critical and everyday decision-making to enhance the performance of their business.

Technology Overview

Our technology strategy is focused on platform capabilities and feature improvements to enhance our customers’ ability to configure, design, build and deploy a variety of ECM and BPM solutions in order to meet a broad range of content management and business process management needs within a single scalable platform. Our marketing resources are focused on targeted programs to meet the four major categories driving customer demand: 1) the drive for operational efficiency and cost reduction; 2) improvement of end customer service; 3) compliance with regulatory or legal requirements; and 4) ECM platform standardization.

The FileNet P8 platform is the foundation for our family of ECM suites that include Business Process Manager, Content Manager, Email Manager, Forms Manager, Image Manager Active Edition, Records Manager, Team Collaboration Manager and Web Site Manager. All of the FileNet P8 suites interoperate so that their individual capabilities can be expanded by adding on additional suites as needed. This provides customers the flexibility to acquire only the functionality they need. The integration of the suites and the ability to run on a variety of operating systems, databases and applications servers allows for a lower total cost of ownership by reducing support costs and application development times.

We have historically augmented our development efforts with small technology acquisitions. For example, we have acquired email management and eforms technology during the past three years. Additionally, we continue to integrate third-party technology to provide a variety of options and capabilities to our customers. We intend to continue to leverage our development capabilities and substantial worldwide distribution and service network to deliver on our unified platform strategy. We also intend to continue our strategy of investing in product enhancements, new product development, new partnerships, and strategic acquisitions.

Markets and Customers

Organizations worldwide are challenged to address a broad range of content and process management needs across their enterprise. We believe the FileNet P8 architecture offers our customers the ability to scale their ECM and BPM solutions to the enterprise-level and provides the flexibility to manage demanding content challenges, complex business processes, integration with an organization’s existing systems and analysis of content and related processes to increase operational efficiency. The FileNet P8 architecture is designed to provide our customers with a way to manage and analyze their enterprise content, which can provide greater process control and consistency throughout the enterprise.

Our customers include many of the Global 2000 organizations and are typically those enterprises and government agencies that have complex business processes that capture, manage, store and share large volumes of electronic content. As of December 31, 2005, our software has been licensed to more than 4,000 customers worldwide.

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

We market our products in more than 90 countries around the world through a direct sales force and through our ValueNet business partner program. The ValueNet program brings together value-added resellers, independent software vendors, system integrators, consultants and service providers to deliver a broad range of solutions and services to our customers worldwide. Furthermore, our strategic alliances with other industry leaders contribute to our efforts in product development, solution delivery, customer satisfaction, and worldwide market penetration. More than 300 firms operate under the ValueNet program and combine our software products with industry-specific, value-added services and applications to provide turnkey ECM/BPM solutions for customers. Solutions developed from our software are applicable in a variety of industries; however, our key vertical markets are financial services, government, insurance, manufacturing, telecommunications, and utilities.

Using our standard software products, customers build applications that address requirements unique to their particular business. Very often, these applications can involve a significant change in the way a customer operates. Consequently, our sales cycle, or the time from initial customer contact to completed product sale, can be lengthy, and our quarterly sales typically include a mix of medium sized sales with a smaller number of large orders. We typically ship our products within a short period of time after acceptance of orders, which is common in the computer software industry.

Our global customer support operation offers multilingual software maintenance and technical support services for our products worldwide. These technical support programs offer a wide range of services, including the right to new versions of our software on a when and if available basis, extended phone support coverage, extensive online support, on-site technical consultants, a technical account management program, and software development kit support.

Our professional services operation offers business and technical consulting services and training to both end-users of our products and to ValueNet partners on our standard software products. These professional services are marketed by our direct sales force and through the ValueNet business partner program, providing packaged services and system integration with a focus on FileNet-centric enterprise system implementation, migration and conversion services.

Software Products

FileNet P8

The FileNet P8 architecture offers our customers enterprise-level scalability and flexibility to handle demanding content challenges, complex business processes, integration to existing systems, and analysis of content and related processes to enable an informed approach to improve business performance. The FileNet P8 architecture provides a framework to provide enhanced content and process management across an enterprise through eight pre-packaged suites, each emphasizing a different aspect of the ECM/BPM solution set, with functions grouped in a logical order that are designed to meet a customer’s individual needs. Each suite can be implemented by a customer individually, but remains expandable to include all FileNet ECM and BPM capabilities. Solutions that are developed on FileNet P8 are designed to manage content and business processes, allowing organizations to capture, create, use, analyze, and activate content in order to make decisions faster and bring control and consistency to business processes, improve efficiency and address compliance requirements.

FileNet Suites

Business Process Manager

FileNet Business Process Manager is designed to help organizations increase process performance, reduce cycle times, and improve productivity by managing the flow of work through automating, streamlining, and optimizing complex processes associated with business operations. The operations of many businesses involve gathering information and making decisions based on that information, and many of these decisions, or the steps leading up to them, can be automated to increase efficiency and create a more standardized approach to these decisions throughout the business organization. Business Process Manager can provide an interface for gathering the necessary information to either make decisions based on automated criteria or direct that information to the appropriate decision maker, systems or other business applications in an efficient and consistent basis. Additionally, the Business Process Manager suite provides real-time and historical tracking of individual items of work and monitoring of the overall performance of business processes. Combined with the tightly integrated analysis and simulation capabilities, Business Process Manager allows customers to optimize their processes on a continuous basis, enabling them to react to business events as they occur. This product is standards based, flexible and can be customized to a wide range of industry requirements.

Content Manager

FileNet Content Manager is designed to combine the core content and process management capabilities of the FileNet P8 platform to enable organizations to effectively manage all forms of unstructured information, including electronic documents, scanned images, complex forms, and rich media content. Content Manager allows customers to efficiently manage critical business content throughout the complete information lifecycle, from initial creation and revision to longer-term access, control, storage, and archival of information. Content Manager can also be used to ensure that critical corporate information is held securely, providing a full spectrum of access management and auditing capabilities that allow an organization to understand who had access to what information and when. Content Manager’s secure and scalable environment integrates directly with desktop and business applications, allowing business users to create and manage content from within their existing day-to-day operating environment.

Email Manager

FileNet Email Manager is designed to allow organizations with large numbers of email users to effectively manage email content for improved business decision-making and adherence to regulatory compliance requirements. Email Manager is a rules-based email management solution that integrates with popular corporate email systems like Microsoft Exchange and Lotus Notes mail servers and desktop applications such as Microsoft Office. Email Manager allows organizations to manage email content as a part of a comprehensive Enterprise Content Management infrastructure and automates the process of capturing email messages as business records. Email Manager provides the ability to capture email content to initiate and play a role in business processes as business records to support proof of compliance as well as easy storage and retrieval of email messages.

Forms Manager

FileNet Forms Manager is designed to provide customers with the ability to design, deploy and process electronic forms (eForms) across their enterprise. Forms Manager enables businesses to transform cumbersome paper forms into fully interactive electronic documents (eForms) that directly connect to their business applications. Forms Manager provides a rich and intuitive design environment that enables general business users to create, deploy and process eForms and associated data without extensive Web development or JavaScript experience. Forms Manager can integrate with a customer’s existing infrastructure to enable forms to be widely accessible by supporting a variety of operating systems and browsers. It enables users to directly use eforms in a business process and supports digital signatures, field validation, calculations and tracking to provide faster and more accurate processing of information and facilitate audit trails to help in meeting regulatory compliance requirements.

Image Manager Active Edition

FileNet Image Manager Active Edition is designed to be highly scalable and provide rapid access for end-users to fixed objects, or content that is not intended to be modified, such as scanned documents, faxes, email and rich media. It is designed to securely and permanently store large volumes of critical business information and to safeguard critical content from disaster and misuse while making it more accessible to thousands of users.

Records Manager

FileNet Records Manager is designed to support the entire lifecycle of business records and prove adherence to policy by leveraging FileNet P8’s content and process capabilities to automate and streamline records-based activities, reduce unnecessary end user participation and support enforcement of regulatory compliance. FileNet Records Manager is designed to enforce records management policies at the technology layer by setting rules for the correct handling of records. This enables customers to reduce the potential for user-related error by reducing end-user involvement and automating the management of business records, helping to ensure best-practice records management.

Team Collaboration Manager

FileNet Team Collaboration Manager is designed to promote more effective and efficient group decision-making by removing barriers between people, data and processes. Team Collaboration Manager provides a project-centric framework and a specific set of collaborative tools – including discussion forums, live meetings and interactive polls – to enable group members to share information and participate in various processes to facilitate group decision-making. Team Collaboration Manager is a valuable tool to promote knowledge exchange, improve decision-making, proliferate corporate best practices and enforce regulatory compliance. Team Collaboration Manager increases team interaction through the capture and sharing of ideas, issues and comments from project team members, shortens exception resolution cycle times, and provides a complete record of decision-making processes.

Web Site Manager

FileNet Web Site Manager combines easy to use Web content management capabilities with sophisticated content delivery management to personalize the experience of Web site visitors. Web Site Manager enables and simplifies the creation, approval and publication of Web content and complex documents to multiple Web sites, in multiple formats, and in multiple languages. FileNet Web Site Manager uses dynamic Web content delivery to provide a targeted, timely and relevant experience to audiences across multiple lines of business and even globally distributed sites. Its ease of use enables business users to publish information quickly while giving Webmasters the necessary control to create, deploy, and administer web sites of all types.

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

Process Engine is the component for the design, execution and tracking of business processes. It manages those processes and their associations with documents, data, and lifecycle information residing in the Content Engine. It enables an organization to create and manage high-volume, mission-critical automated business processes in a dynamic Web environment supporting thousands of users. It also tracks and records the status of business processes in progress. The Process Engine drives process execution, associates third-party information, manages work, sends notifications, sets milestones, provides reporting and tracking capabilities, and provides the most up-to-date information on process activities to all participants.

FileNet P8 Workplace is an end-user application that provides a Web-based interface to the FileNet P8 platform. It is designed to allow users to search for, access and retrieve business content, initiate new transactions, check status and track a wide variety of processes and information across multiple storage locations or systems. A customizable environment, FileNet P8 Workplace is designed to enable employees, partners and customers to manage work processes through a simple interface.

Java2 Platform Enterprise Edition (“J2EE”) Support provides J2EE application components and system components that operate in J2EE platform products (application servers) such as BEA WebLogic and IBM WebSphere. In addition, FileNet applications leverage the J2EE application model to offer developers the ability to build multi-tier applications that deliver the scalability, accessibility, and manageability required by enterprise applications.

Web Application Toolkit provides a framework for developing Web applications that run in a J2EE environment. The toolkit is used by several FileNet P8 applications, including Workplace and FileNet Web Content Manager.

Image Services Resource Adapter (“ISRA”) is designed to enable organizations to connect content stored in the FileNet Image Manager’s Image Services repository to custom J2EE applications. The ISRA delivers the functionality required to access Image Services content within a J2EE Web application. It was specifically designed for Image Services customers who have standardized on a Java development and implementation environment for Web applications.

Portal Integrations provide commonly required content and process functionality within third-party portal products. FileNet provides portal integration for BEA WebLogic and IBM WebSphere. Additionally, customers and partners can create their own portlets using FileNet’s Java Application Programming Interfaces. In addition, FileNet makes available the source code for the portlets so that customers and partners can modify and extend the capabilities if desired.

Stand-Alone Products

In addition to the FileNet P8 product suites and development tools, the following FileNet software products are available to our customers as stand-alone products.

FileNet eProcess Services is a Web-based process management product. eProcess Services enables an organization to create and manage high-volume, mission-critical automated business processes in a dynamic Web environment supporting thousands of users. Our Web-based user interface, built-in eProcess applications, Web server components, and XML architecture provide scalable connectivity of business processes for employees, business partners, and customers.

FileNet Web Services/Open Client combines a full-featured, Web browser-based client system that allows access to content without the need to locally download information or content. Web Services/Open Client also combines a comprehensive Web-based application development tool kit, and Web server components, and is designed to support complex and mission-critical ECM and BPM activities. This application provides a complete set of content management functionality, allowing users to check in, check out, search and browse, share, revise, and change properties for content stored in a repository, all from a Web browser.

FileNet Content Services is a document management repository designed to enable organizations to create, access, manage, secure, and update electronic documents and other forms of business content. Content Services is designed to allow a business to manage content from creation, through revisioning and approval, to distribution, storage and re-use.

FileNet WorkFlo Services is FileNet’s eProcess workflow engine. WorkFlo Services, combined with eProcess Services, is designed to enable customers to automate high-volume, mission critical business processes. WorkFlo Services can be used to create applications that reflect the way business processes are performed within the particular customer’s organization, and is a critical enabling technology for the automation of business processes via the Web. It allows organizations to control and modify their work processes to meet their evolving needs, and facilitates the flow of information between software applications within a company’s business processes. WorkFlo Services supports multiple client, server and applications development environments, such as Java and COM.

FileNet Integrated Document Management (“IDM”) Desktop is a Microsoft Windows client software application designed to allow users to view, manage, revise, share, and distribute content across an enterprise for ad hoc or mission-critical use. IDM Desktop allows users to manage content directly from within Microsoft Office and Lotus Notes applications.

FileNet Image Services is an image and object server designed to allow businesses to manage the high-speed acquisition, distribution, and access of static content and objects of all types. It also supports optical storage and a wide range of integrations to magnetic disk storage.

FileNet Report Manager is an online statement and report management system. Report Manager is designed to allow organizations to capture, store and access legacy print data streams within ECM applications by storing, retrieving, mining, and analyzing computer-generated reports, statements and forms.

FileNet Capture addresses document and content capture needs. Available in high-volume Capture Professional, departmental Capture Desktop, and Web-based Remote Capture Services versions, Capture is designed to ingest digital and paper-based content into FileNet ECM repositories for enterprise-wide use and access.

FileNet Application Connector for SAP R/3 is a document management and data archiving solution certified by SAP, designed for use with the SAP R/3 Enterprise Resource Planning (“ERP”) application suite.

FileNet Application Connector for Siebel 7 provides Siebel certified document management for use with the Siebel 7 Customer Relationship Management (“CRM”) application.

FileNet System Monitor provides customers with the ability to monitor the performance of FileNet systems, and integrate with a customer’s existing enterprise system management infrastructure.

FileNet Business Activity Monitor provides visibility into the effectiveness of business processes and business performance by monitoring key metrics and alerting users to deviations, which allows businesses to react with a level of agility previously unavailable through conventional approaches.

FileNet Business Process Framework helps substantially reduce application development cost and time to market, enabling customers and partners to accelerate development and deployment of business-specific solutions.

FileNet Content Federation Services allows all of FileNet P8’s capabilities to integrate with and manage content in both FileNet and non-FileNet content repositories.

FileNet Document Publisher allows business users to automatically publish content to multiple viewing communities without having to know web-publishing technologies.

FileNet Site Publisher uses FileNet’s content and process capabilities to make information immediately available via intranet, extranet and public-facing Web sites when and where it’s needed so that Web users can access the right information to make better business decisions.

FileNet Records Crawler monitors and analyzes documents to enforce document and records management policies on objects stored in Microsoft network file shares, local drives, and FileNet repositories.

Industry Segments and Geographic Information

For the purposes of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have provided a breakdown of our sales, gross profits and other information using the management approach in Note 13 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” Using the management approach, our principal reportable operating segments include Software, Customer Support, and Professional Services and Education. A summary of our sales by geographic location is incorporated herein by reference in Note 13 of the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.”

Customer Support

We operate multilingual service and support organizations on a global basis to provide post-sales services to ensure successful implementation of our products and customer satisfaction. Due to the highly configurable nature of our software, our product sales are coupled with contracts for continuing support services. Our support offering also includes right to new versions on a when and if available basis.

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

Professional Services and Education

Our worldwide professional services organization provides consulting, implementation, and other technical services and training services to our licensed customers and authorized ValueNet Partners. These services are provided through in-house employees and a network of qualified partners. Our worldwide professional services organization offers a comprehensive methodology to help customers design, install, integrate, customize and deploy our software. These services are offered on a time and material basis and through fixed price packaged services such as software installation, system migration and conversion, and standard implementation packages, but do not include modifications to the standard software. Our educational curriculum includes training courses for end users, application developers and system administrators through online media-based and/or instructor-led training.

Research and Development

The industry in which we compete is subject to rapid technological developments, evolving industry standards, changes in customer requirements and competitive new products and features. As a result, our success, in part, depends on our ability to continue to cost effectively enhance our existing products in a timely manner and to develop and introduce new products that meet customer needs while reducing total cost of ownership.

To achieve these objectives we have made and expect to continue to make substantial investments in research and development, through internal and third-party development activities, third-party licensing agreements and potentially through technology acquisitions. Our development efforts focus on our FileNet P8 platform as we continue to develop and enhance our enterprise content and process management capabilities. The focus of these efforts is to create functionality in Enterprise Content Management and Business Process Management technology that provide a richer competitive product offering to our customers. Expenditures for research and development were $76.2 million; $78.2 million and $77.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Additionally, we license third-party software that is designed to expand the functionality of our products through a variety of agreements with the producers of this software. We expect to continue to look for technology acquisitions that offer us additional product know-how or domain knowledge where appropriate and will continue to license third-party technology that expands our product line.

Competition

The market for our products is highly competitive and competition will continue to intensify as the ECM and BPM market consolidates. We compete with a large number of Enterprise Content Management, Web content management, business process management, workflow, document imaging, and electronic document management companies. IBM and EMC are two of the largest companies that compete directly with us in the content and process management market. Numerous smaller software vendors also compete in each product area. We also experience competition from systems integrators who configure hardware and software into customized systems.

Large infrastructure vendors such as Oracle Corporation and Microsoft Corporation have developed products or plan to offer products in the content management market. Software vendors such as Tibco Software, Inc., Savvion, Inc. and Pegasystems, Inc., each with a different core product foundation, have approached the business process management market from their individual market segments and may compete more intensely with us in the future. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share through expanded capabilities. We expect that competition will increase as a result of ongoing software industry consolidations that will expand the acquirer’s combined capabilities.

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

Trademarks

FileNet and ValueNet are registered trademarks of FileNet. WorkFlo Services, OSAR, Watermark, Panagon, Acenza, Brightspire, Document Warehouse, and FileNet Workgroup also are trademarks or registered trademarks of FileNet Corporation. All other referenced brands or product names in this 10-K are trademarks of their respective companies.

Patents

As of December 31, 2005, FileNet Corporation has one issued U.S. patent that expires in 2017, twelve pending U.S. patent applications, and two pending foreign patent applications. Our subsidiary, 3565 Acquisition LLC, has one issued U.S. patent that expires in 2019 and four pending U.S. patent applications. Another subsidiary, FileNet Nova Scotia, has one issued U.S. patent that expires in 2016 and two pending U.S. patent applications. We have applied for and may in the future apply for patent protection in foreign countries.

Employees

As of December 31, 2005, we had 1,695 full-time employees, of which 443 were employed in research and development; 455 in sales; 109 in marketing; 187 in education and professional services; 270 in customer support; 58 in operations; and 173 in administration. No employees are represented by labor unions, and we have never experienced a work stoppage. We believe that we enjoy good employee relations.

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

Item 1A.	Risk Factors

Except for the historical information and discussions contained herein, statements contained in this Form 10-K may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions that involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from recent results or from our anticipated future results. We operate in a rapidly changing economic and technological environment that presents numerous risks. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this annual report and our other public filings. Many of these risks are beyond our control and are driven by factors that we cannot predict. These risks include the following:

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
• costs associated with licensing third-party software;
• general domestic and international economic and political conditions;
• seasonality in technology purchases, and the periodic shifting of IT spending priorities;
• a significant portion of our expenses is personnel related and fixed and cannot be adjusted quickly in response to actual or anticipated revenue trends; and
• changes in accounting rules, such as recording expenses for employee stock option grants and changes in tax accounting principles.

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

The markets in which we operate are highly competitive and we cannot ensure that we will be able to continue to compete effectively, which could result in lost market share and reduced revenue. The markets we serve are highly competitive and we expect competition to intensify with the consolidation of the ECM market. We have multiple competitors and there may be future competitors, some of which have or may have substantially greater sales, marketing, development and financial resources. As a consequence, our present or future competitors may be able to develop software products comparable or superior to those offered by us, offer lower priced products or adapt more quickly than we do to new technologies or evolving customer requirements.

We anticipate significant future consolidation as the software industry matures. Large well-established software firms like Oracle, Microsoft, IBM and EMC either have entered or may enter the market by adding content management features to their existing suite of products. In addition, large hardware or infrastructure firms may enter our market by acquiring our competitors to pursue revenue growth opportunities. This may result in stronger competitors that are better able to compete as sole-source vendors for customers.

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

We must develop and sell new products to keep up with rapid technological change in order to achieve future revenue growth and profitability. The market for our software and services is characterized by rapid technological developments, evolving industry standards, changes in customer requirements and frequent new product introductions and enhancements. Our ability to continue to sell products will be dependent upon our ability to continue to enhance our existing software and services offerings, develop and introduce, in a timely manner, new software products incorporating technological advances and respond to customer requirements. Introduction of new and enhanced products is achieved through in-house and third-party development and through licensing of third-party products.

We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience technical difficulties that could delay or prevent the successful development, introduction, sale and implementation of these products and enhancements. In the past, we have experienced delays in the release dates of enhancements and new releases to our products and we may experience significant future delays in product introduction. From time to time, our competitors or we may announce new software products, capabilities or technologies that have the potential to replace or shorten the lifecycles of our existing software products. Announcements of currently planned or other new software products may cause customers to delay their purchasing decisions in anticipation of such software products, and such delays could have a material adverse effect on our sales. In addition, our ability to generate revenues from the sale of customer support, education and professional services is substantially dependent on our ability to generate new sales of our software products.

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

We are increasing our use of third-party software developers and may have difficulty enforcing or managing our agreements with them, which could delay new product introductions and reduce revenue. To help manage costs, we have contracted with third-party software development companies overseas, particularly in India and China, where labor costs are lower, to perform a portion of our software development of specific products and software localization work. As a result, we are dependent on these third-party developers for continued development and support of several of our key products. If any of these third-party developers were to terminate their relationship with us, our efforts to develop new products and improve existing products could be significantly delayed and our ability to provide product support to our customers could be impaired. In addition, since the majority of these third-party developers are located outside the United States, our ability to enforce our agreements with them may be limited.

We must retain and attract key executives and personnel who are essential to our business, which could result in increased personnel expenses. Our success depends to a significant degree upon the continued contributions of our key management team, as well as other marketing, sales, technical and operational personnel. The loss of the services of one or more key employees could have a material adverse effect on our operating results. We do not have employment agreements with any of the members of our United States-based senior management team. We do have employment contracts with members of our international management team that commit them to a notification period.

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

Protection of our intellectual property and other proprietary rights is limited, which could result in the use of our technology by competitors or other third parties. There is risk of third-party claims of infringement, which could expose us to litigation and other costs. Our success depends, in part, on our ability to protect our proprietary rights to the technologies used in our principal products. We rely on a combination of copyrights, trademarks, trade secrets, patents, confidentiality procedures and contractual provisions to protect our proprietary rights in our software products. Our existing or future copyrights, trademarks, trade secrets, patents or other intellectual property rights may not have sufficient scope or strength to provide meaningful protection or a commercial advantage to us. Intellectual property rights often cannot be enforced without engaging in litigation, which involves the devotion of significant resources, can divert management attention and has uncertain outcomes. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Any inability to protect our intellectual property may harm our business and competitive position.

We may, from time to time, be notified that we are infringing certain patent or intellectual property rights of others, which could expose us to litigation and other costs. While there are no material actions currently pending against us for infringement of patent or other proprietary rights of third parties, it is possible that third parties may initiate infringement actions against us in the future. Combinations of technology acquired through past or future acquisitions and our technology will create new software products and technology that also may give rise to claims of infringement. Infringement actions can result in substantial costs and diversion of resources, regardless of the merits of the actions. If we were found to infringe upon the rights of others, we may not be able to redesign the infringing products to avoid further infringement or obtain necessary licenses to use the infringed rights on acceptable terms, or at all. Additionally, significant damages for past infringement could be assessed or future litigation relative to any such licenses or usage could occur. An adverse disposition of any claims or the advent of litigation arising out of any claims of infringement could result in significant costs or reduce our ability to market any affected products.

We depend on certain strategic relationships in order to broaden the number of third-party platforms with which our products are compatible and the loss of these relationships could harm our business. In order to broaden the number of third-party platforms with which our products are compatible and thereby broaden the market opportunities for our products, we have established strategic relationships with a number of software and hardware platform vendors, including companies such as IBM, BEA Systems Inc., Hewlett-Packard Development Company LP, Network Appliance, Inc., Sun MicroSystems and Hitachi Data Systems. We cannot assure that these companies will not reduce or discontinue their relationships with, or support of, FileNet and our products. If we fail to maintain these relationships, or to establish new relationships in the future, it could harm our business, financial condition and results of operations.

We currently license certain software from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. Also, certain of our products include publicly available software pursuant to open source license agreements. We would be unable to sell these products if we do not maintain these licenses, which would result in reduced revenue. In the past, we have had difficulty renewing certain licenses. The failure to continue to maintain these licenses would prohibit us from selling certain products until replacement functionality could be developed, licensed or acquired. We cannot assure that such third parties will remain in business, that they will continue to support their software products or that their software products will continue to be available to us on acceptable terms. The loss or inability to maintain any of these software licenses could result in shipment delays or reductions in software shipments until equivalent software can be developed, licensed, or acquired and integrated. In addition, it is possible that as a consequence of a merger or acquisition transaction involving one of these third parties, certain restrictions could be imposed on our business that had not been imposed prior to the transaction. This could adversely affect our sales. Several of our license agreements contain minimum royalty payments. If sales were not sufficient to meet these minimums, our royalty expense would increase without the benefit of revenue. This could adversely affect our software margins.

In addition to our direct sales force, we depend on relationships with systems integrators, independent software vendors, and value added resellers to sell our products and services. The loss of a large strategic partner could affect our ability to sell in a specific segment of the market. Our channel partners may not remain in business or continue to promote or sell our products or services. We compete with some of our channel partners through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products. The loss or inability to maintain these channel partner relationships, or our failure to establish new channel partner relationships in the future, could harm our business, financial condition and results of operations.

Our stock price has been and may continue to be volatile, causing fluctuations in the market price of our stock, which would impact shareholder value. The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, among others, some of which are beyond our control:

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
• acquisitions in the past have been primarily cash-based transactions. Future acquisitions may include stock, which could dilute earnings per share and possibly reduce shareholder value;

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Costa Mesa, California. We currently lease 300,238 square feet of office, development and manufacturing space in Costa Mesa, California and 45,497 square feet of office and development space in Kirkland, Washington. In addition, we lease 24,016 square feet of office and manufacturing space in Dublin, Ireland and 17,091 square feet of office and development space in Edmonton, Alberta, Canada and Vancouver, British Columbia, Canada combined. We also lease sales and support offices in 24 locations in the United States, 16 locations in Europe, 2 locations in Australia, 1 location in Canada, and 7 locations in Asia. Our manufacturing facilities in Costa Mesa, California and Dublin, Ireland, conduct software manufacturing and distribution, localization, integration, test and quality control. We believe that the Costa Mesa, Dublin, Kirkland, Edmonton and Vancouver facilities will be adequate for our anticipated development and manufacturing needs through 2006.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to ordinary routine litigation and claims incidental to our business. We monitor and assess the merits and risks of pending legal proceedings. While the results of litigation and claims cannot be predicted with certainty, based upon our current assessment, we believe that the final outcome of each existing legal proceeding will not have a materially adverse effect, individually or in the aggregate, on our consolidated results of operations or financial condition.

Item 4	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “FILE”. The following are the high and low sale prices from January 1, 2004 through December 31, 2005, as reported by NASDAQ:

	High	Low
Year Ended December 31, 2005
4th Quarter	$ 29.96	$ 25.83
3rd Quarter	30.30	24.90
2nd Quarter	29.44	21.55
1st Quarter	26.09	21.25
Year ended December 31, 2004
4th Quarter	$ 28.95	$ 17.50
3rd Quarter	31.39	16.44
2nd Quarter	32.00	25.80
1st Quarter	30.45	24.19

The closing price of our common stock at December 31, 2005 was $25.85. As of March 1, 2006 there were 405 stockholders of record of our common stock.

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Below is a summary of issuer purchases of equity securities. See Note 11 of our Notes to Consolidated Financial Statements for information regarding our restricted stock plan:

Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares (or Units)
	Total Number	Average	Part of Publicly	that may yet be
	of Shares	Price Paid	Announced Plans	Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs
	(a)	(b)	(c)	(d)

December 1, 2005 to December 31, 2005	4,448	$ 26.64	N/A	N/A

All shares of the Company’s common stock under (a) were repurchased through a plan or program not publicly announced and are shares repurchased under the Company’s restricted stock program as consideration for the payment of applicable employee withholding taxes (Note 11).

Item 6.              Selected Financial Data

The following table (presented in thousands, except per share amounts) summarizes selected financial data and should be read in conjunction with our consolidated financial statements and the notes thereto, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statements of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2005 have been derived from our audited financial statements.

Fiscal Years Ended December 31,	2005	2004	2003	2002	2001

Consolidated statements of operations data:

Revenue:
Software	$ 167,223	$ 154,279	$ 149,214	$ 132,508	$ 119,014
Customer support	196,926	188,011	167,230	157,550	146,410
Professional services
and education	57,694	55,268	48,061	56,959	69,186
Total revenue	421,843	397,558	364,505	347,017	334,610
Cost of revenue:
Cost of software revenue	10,714	15,122	13,800	10,565	7,522
Cost of customer
support revenue	44,227	41,989	42,785	44,603	52,607
Cost of professional services
and education revenue	47,365	44,954	42,346	50,408	59,896
Total cost of revenue	102,306	102,065	98,931	105,576	120,025
Gross profit	319,537	295,493	265,574	241,441	214,585
Operating expenses:
Research and development	76,157	78,248	77,050	71,735	68,838
Selling and marketing	159,250	159,716	144,975	132,109	136,124
General and administrative (1)	35,461	35,704	32,426	31,688	33,301
In-process research
and development	1,200	-	-	400	-
Total operating expenses	272,068	273,668	254,451	235,932	238,263
Operating income (loss)	47,469	21,825	11,123	5,509	(23,678)
Other income, net (1)	10,744	6,300	4,044	5,241	2,423
Income (loss) before
income taxes	58,213	28,125	15,167	10,750	(21,255)
Provision (benefit)
for income taxes	17,858	(1,289)	4,247	2,478	(4,633)
Net income (loss)	$ 40,355	$ 29,414	$ 10,920	$ 8,272	$ (16,622)

Earnings (loss) per share:
Basic	$ 0.99	$ 0 .75	$ 0.30	$ 0.23	$ (0.47)
Diluted	$ 0.95	$ 0 .72	$ 0.29	$ 0.23	$ (0.47)
Weighted average shares
outstanding:
Basic	40,895	39,095	36,532	35,590	35,117
Diluted	42,339	40,994	38,089	36,709	35,117

Consolidated balance sheet data:

Working capital	$ 331,751	$ 262,882	$ 189,326	$ 135,302	$ 144,750
Total assets	574,344	493,666	391,848	328,036	301,639
Stockholders’ equity	441,410	367,864	289,148	238,905	215,825

(1) Gain/Loss on disposal of fixed assets that was previously reported in other income, net has been reclassified to operating expenses to conform to the current year’s presentation (Note 2 to the Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the factors described under Item 1A “Risk Factors” and in other documents we file from time to time with the Securities and Exchange Commission. Our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available free of charge at www.filenet.com, when such reports are available at the Securities and Exchange Commission Web site.

Overview

We develop, market, sell and support a software platform and framework for Enterprise Content and Business Process Management. This platform, called FileNet P8, provides a flexible and scaleable framework for developing solutions that provide our customers with the ability to manage content throughout their organizations, and streamline their business processes. Enterprise Content Management, (“ECM”), refers to the broad range of functions used by organizations of all types, including businesses and governmental agencies, to control and track the information, or content, that is important to the organization’s operations, whether that information is used internally, such as sales contracts or product diagrams, or externally, such as content provided to customers through a Web site. The content our software manages, commonly called unstructured content, includes, but is not limited to: Web pages, word processing documents, spreadsheets, HTML, XML, PDF, document images, email messages and other electronic content. Our software offers customers the ability to configure, design, build and deploy ECM solutions to meet the needs of their particular business or organization.

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

Earnings results are highly sensitive to fluctuations in revenue due to the fixed nature of a significant portion of our cost structure. Facilities and employee compensation and benefits related expenses are fixed in nature and represent approximately 60% of our cost structure. Our future profitability is contingent upon revenue growth achieved through continued investments in internally developed or acquired software technologies that produce earnings at a higher rate than fixed cost increases.

Software

The FileNet P8 architecture provides our customers with enterprise-level software that is scalable and flexible to handle demanding content challenges and manage complex business processes. The FileNet P8 architecture provides a framework for functional expansion to provide enhanced content and process management across an enterprise through product suites; each emphasizing a different aspect of the ECM solution set, with functions grouped in a logical order that are designed to meet a customer’s individual ECM needs. Each suite can be implemented individually, but remains expandable to include all FileNet content and process management capabilities. Solutions and applications, built by third-party partners or our customers on FileNet P8 software, are designed to manage content; allowing organizations to capture, create, use, and activate that content in order to make decisions faster and bring control and consistency to business processes, to improve efficiency and address compliance requirements.

We license our ECM software to companies in the financial services, government, insurance, manufacturing, telecommunications and utilities industries, both directly to the end user and through partners. The growth in our software license revenue is affected by the strength of general economic and business conditions, as well as the competitive position of our software products. Long sales cycles and the timing of a few large software license transactions that can substantially affect our operating results characterize our enterprise software business. We believe we are well positioned to grow our revenue through our software products that address our current and prospective customers’ content management and business process improvement requirements; including improved regulatory compliance. The ability to meet regulatory and compliance requirements has become increasingly critical for large public enterprises in order to maintain proper documentation for all key transactions. However, we believe software revenue will continue to be affected by future economic conditions.

Customer Support

We offer product support on a global basis to provide post-sales services to ensure successful implementation of our products and customer satisfaction. Our support offering also includes right to new versions when and if available. Our Customer Service and Support organization provides comprehensive support capabilities including electronic and real-time phone support and global call tracking for customers and partners on support programs. System engineers deliver support coverage on multiple platforms with 24-hour call handling. Our Web site offers the ability to open cases, search our knowledge base and review related status reports.

Our customers typically purchase support at the time they acquire new software licenses and renew their software license support contracts annually provided their systems are still in service. The growth of support revenue is influenced by the renewal rate of the existing base and the amount of new support contracts associated with the sale of new software licenses. We believe that our customer support revenue will continue to grow as we sell new software licenses and our customers continue to renew their product support contracts.

Professional Services and Education

Our worldwide professional services organization provides consulting, implementation, development and other technical services and training services to our licensed customers and authorized ValueNet Partners. These services are provided through in-house employees and a network of 60 qualified service providers with 450 trained contractors that are hired on a fee for service basis. Our professional services organization offers a comprehensive methodology to help our customers design, install, integrate, customize and deploy our products. These services include implementations of our products billed on a time and material basis as well as short-term fixed price services such as software installation and implementation packages, but do not include modifications to the standard software.

Our educational curriculum includes training courses for end users, application developers and system administrators through media-based and instructor-led training at our global education centers, onsite or through eLearning. The purpose of our education services is to allow our customers to further enhance the usability of our software products throughout their enterprise and to ensure a thorough understanding of the full functionality of our software products.

Research and Development

We have made and expect to continue to make substantial investments in research and development, through internal and third-party development activities, third-party licensing agreements and through technology acquisitions. Our research and development efforts focus on our Enterprise Content Management capabilities in relation to platform capabilities and feature improvements to enhance our customers’ ability to configure, design, build and deploy a variety of ECM and BPM solutions in order to meet a broad range of content management and business process management needs within a scalable platform. Additionally, we license third-party software that is designed to expand our product offerings and the functionality of our products through a variety of agreements with the producers of this software. We expect research and development to remain a significant portion of our cost structure in 2006.

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

We continually evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets, reserves for bad debt and sales returns and income taxes. We base our estimates on historical and projected results that we believe are reasonable. These estimates form the basis for making judgments about the carrying values of assets and liabilities and, by their nature, are subject to an inherent degree of uncertainty. Actual amounts could differ from our estimates and could have a significant adverse effect on our operating results and financial position. The significant accounting policies we believe are most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

We derive revenue from the following sources: (1) software, which includes software licenses; 2) customer support revenues, which include annual maintenance agreements; and (3) professional services, which include consulting, implementation and training services.

The provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants governs the basis for our software revenue recognition. Accordingly, software license revenue is recognized when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. We must make judgments and estimates to determine whether or not the certainty of these elements has been met.

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

Vendor specific objective evidence (“VSOE”) of fair value for customer support is determined by reference to the price our customers pay for such support when sold separately; that is, the renewal rates paid by our customers. Revenue from customer support contracts is recognized ratably over the term of the arrangement, which is typically 12 months. VSOE of fair value for professional services is based upon the established pricing and discounting practices for those services when sold separately. Historically, we have been able to establish VSOE for customer support and professional services, but we may modify our pricing practices in the future, which could result in changes in, or the inability to support, VSOE of fair value for these undelivered elements. If this occurs, our future revenue recognition for multi-element arrangements could differ significantly from our historical results. A majority of our professional service revenue is derived from time and materials based contracts that typically range from three months to one year in duration. Revenue is recognized on such contracts as time is incurred and approved by the customer. We also provide fixed price pre-packaged services that are one month or less in duration. Revenue from such short-term fixed price contracts is recognized upon completion of the work and customer acceptance. Short-term fixed-price contracts of a repetitive nature are more readily estimable than long-term contracts. Our ability to make judgments about revenue and cost for these types of contracts has in the past been accurate. We have little exposure to cost overruns in professional services engagements as any additional services are pre-approved by our customers in time and material contracts and our fixed price contracts are normally very short term in nature and highly estimable.

We use judgment in assessing whether fees are fixed and determinable and probable of collection at the time of sale. Since customers who have previously deployed our products somewhere within their enterprise comprise approximately 90% of software sales, our ability to assess the credit-worthiness of a transaction is supported by the collection history we have with that customer. In the past, our ability to judge the probability of collection has been highly accurate and we expect that this will continue. Our standard payment terms range from net 30 to net 90 days. Payments that are due within 90 days are deemed to be fixed or determinable based on our successful collection history on such arrangements. To the extent we elect to provide extended payment terms beyond 90 days for competitive or other reasons, revenue is recognized when the amounts become due. Historically, sales returns and bad debt write-offs have been insignificant and within management’s expectations. However, any adverse changes in these trends could impact the timing of revenue recognition in the future.

In addition to direct customer sales, we sell through third-party channel partners. Our channel partners do not inventory our software products; rather, shipments are made only when the partner places an order for a specific end user. We require our channel partners to provide us with the name and address of all end users at the time an order is placed and, in many cases, we ship our products directly to the end user. Software license revenue from channel partners is recognized when an end user is identified, product is delivered either to a channel partner or to their designated end-user and all other revenue recognition criteria are met. As our channel partners only purchase our product for specific end users, we are not subject to channel inventory returns or price protection issues.

Allowance for Doubtful Accounts and Sales Returns. We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. We perform an initial evaluation of the creditworthiness of our customers prior to order fulfillment, and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and the customer’s current creditworthiness. We monitor collections from our customers and maintain an allowance for estimated credit losses that is based on historical experience and on specific customer collection issues. While credit losses have historically been within our expectations and the provisions established in our financial statements, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our consolidated financial position. Even though we have large transactions, these tend to be with large, well capitalized and credit worthy customers. We also maintain a sales returns allowance based on historical return rates. While we are not legally required to accept sales returns, we have done so on certain occasions for our customers. Product returns have historically been minimal and within our expectations. If we elect to accept a higher level of returns in the future for customer relations or other reasons, our results of operations could be materially affected. If the historical data we use to calculate the allowance for doubtful accounts or if estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and results of operations in that period could be materially affected.

Goodwill and Other Intangible Assets. Our business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. Our reporting units are consistent with the reportable segments identified in Note 13. We also periodically evaluate whether events and circumstances have occurred in between annual testing dates that indicate the carrying value of goodwill may not be recoverable. We performed an impairment analysis as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of December 31, 2005, there have been no indicators of impairment; therefore, no interim impairment tests have been performed.

Identified intangible assets are recorded at cost less accumulated amortization. These assets are amortized using the straight-line method over estimated useful lives of two to five years. The determination of useful lives and whether or not these assets are impaired involves judgment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss would be recorded for the excess of the asset’s carrying value over the fair value. While we have not experienced impairment of intangible assets in prior periods, we cannot guarantee that there will not be impairment in the future.

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

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004, we concluded that the valuation allowance associated with domestic net operating losses (“NOL’s”) and other temporary differences, exclusive of NOL’s related to stock option deductions, should be fully reversed as a result of the cumulative domestic profits in recent years and future domestic projections. However, we could be required to record a valuation allowance against the deferred tax assets if we are unable to generate sufficient future taxable income, fail to benefit from our tax planning strategies or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible. Increases in the valuation allowance could have a material adverse impact on our income tax provision and our net income. In the current year, we determined that it is more likely than not that all or a significant portion of the deferred tax assets will be utilized to offset future taxable income based on current year and future domestic projections. Therefore, the remaining valuation allowance of approximately $15.0 million related to NOL’s for stock option deductions was reversed and recorded as an increase to additional paid in capital within stockholders’ equity in the current year.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of total revenue for the periods indicated:

December 31,	2005	2004	2003
Revenue:
Software	39.6%	38.8%	40.9%
Customer support	46.7	47.3	45.9
Professional services and education	13.7	13.9	13.2
Total revenue	100.0	100.0	100.0
Cost of revenue:
Software	2.5	3.8	3.8
Customer support	10.5	10.6	11.7
Professional services and education	11.2	11.3	11.6
Total cost of revenue	24.2	25.7	27.1
Gross profit	75.8	74.3	72.9
Operating expenses:
Research and development	18.0	19.7	21.1
Selling and marketing	37.8	40.2	39.8
General and administrative	8.4	9.0	8.9
In-process research and development	0.3	-	-
Total operating expenses	64.5	68.9	69.8
Operating income	11.3	5.4	3.1
Other income, net	2.5	1.6	1.1
Income before tax	13.8%	7.0%	4.2%

Revenue

Total revenue increased by 6.1% in 2005 compared to 2004 as software revenue grew 8.4% and services revenue grew 4.7%. Total revenue increased by 9.1% in 2004 compared to 2003 as software revenue grew 3.4% and services revenue grew 13.0%. Further discussion of revenue trends with additional explanation is contained below in each revenue component discussion. Total revenue growth is dependent upon continued software revenue growth and a continued high renewal rate of maintenance contracts to support our installed base.

Revenue by Geography. The following table sets forth total revenue (in thousands) by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

Year ended December 31,	2005	Percent Change	2004	Percent Change	2003

Total United States Revenue	$ 286,037	2.8%	$ 278,177	8.2%	$ 257,100

Europe, Middle East /
Africa	109,706	16.7%	93,972	10.1%	85,339
Asia / Pacific	16,091	1.9%	15,793	29.8%	12,171
Canada	8,712	(0.8)%	8,786	10.2%	7,971
Other	1,297	56.3%	830	(56.9)%	1,924
Total International
Revenue	135,806		119,381	11.2%	107,405
Total Revenue	$ 421,843	6.1%	$ 397,558	9.1%	$ 364,505

Revenue as a % of total revenue:
United States Revenue	68%		70%		71%
International Revenue	32%		30%		29%
Total Revenue
Contribution	100%		100%		100%

Market acceptance of FileNet P8 products, better sales execution, continued penetration into our installed base, and additions to our product offerings accounted for the growth in all our geographic markets. International revenue increased steadily for the past three years as a result of our efforts to expand our contribution from these markets through increased marketing programs targeted in those regions along with product development to enhance localization requirements. The Europe, Middle East, Africa (“EMEA”) region is our largest international market contributing approximately 80% of our international revenue in all three years presented. Asia Pacific is a much smaller market for FileNet, but produced overall revenue growth of 32.2% from 2003 to 2005. We have made and will continue to make investments in the Asia Pacific region.

We expect international revenue to continue to represent a significant percentage of total revenue. However, international revenues will be adversely affected if the U.S. dollar strengthens against certain major international currencies, especially the Euro, or if international economic conditions weaken.

Revenue by Reporting Segment. The following table sets forth total revenue (in thousands) by reporting segment and as a percentage of total revenue for the periods indicated:

Revenue by Reporting Segment

Year ended December 31,	2005	Percent Change	2004	Percent Change)	2003
Revenue:
Software	$ 167,223	8.4%	$ 154,279	3.4%	$ 149,214
Customer Support	196,926	4.7%	188,011	12.4%	167,230
Professional Services
& Education	57,694	4.4%	55,268	15.0%	48,061
Total Revenue	$ 421,843	6.1%	$ 397,558	9.1%	$ 364,505
Revenue as a % of
total revenue:
(“ppt” - percentage point)
Software	39.6%	0.8 ppt	38.8%	(2.1) ppt	40.9%
Customer Support	46.7%	(0.6) ppt	47.3%	1.4 ppt	45.9%
Professional Services
& Education	13.7%	(0.2) ppt	13.9%	0.7 ppt	13.2%
Total Revenue Contribution	100%		100.0%		100.0%

Software. Software revenue consists of fees earned from the licensing of our software products to our customers and partners. Software revenue increased by 8.4% in 2005 compared to 2004, and by 3.4% in 2004 compared to 2003. We attribute the growth in software revenue to a stable climate for IT spending, continued market acceptance of our FileNet P8 products and growth in our product offerings.

Since the announcement of FileNet P8 products in 2003, we have expanded the FileNet P8 platform and offerings through acquisitions, licensing of third-party products and development of added features and functionality. Our extensive product offerings allow us to address the broader demands within our installed base at an enterprise level rather than a point solution level. This gives us cross-selling opportunities to further serve our installed base of customers. For the years presented approximately 90% of software revenue came from our installed base.

In the future, we believe our installed base will continue to expand their use of our products throughout their enterprise beyond the department or division level. We also believe the IT spending environment has improved during the past three fiscal years. The result of our expanded FileNet P8 offerings with improved IT spending has increased the size of our software deployments within our customer base. We believe these trends will continue in 2006 with a moderate, but steady demand for Enterprise Content Management and Business Process Management software as large enterprises look for software that automates content used in key business applications and helps solve regulatory and compliance requirements related to managing content.

Customer Support. Customer support revenue consists of revenue from software maintenance contracts and time and material billings for services outside the terms of maintenance contracts. Support contracts entitle our customers to receive technical support, bug fixes and upgrades to new versions of software releases when and if available. Customer support revenue is generated from maintenance contracts for current year software sales and from the renewal of existing maintenance contracts for previously sold software licenses on installed systems. Customer support revenue increased by 4.7% in 2005 compared to 2004 and by 12.4% in 2004 compared to 2003. These increases in customer support revenue reflect an increase in our overall customer-installed base from new sales combined with a high rate of renewal in the existing customer base. We have historically experienced a high contract maintenance renewal rate in excess of 90% and continue to see a high level of renewal. As our installed base grows, the renewal rate has a larger influence on customer support revenue growth than current software revenue growth. Therefore, the growth rate of customer support revenue does not necessarily correlate directly to the growth rate of new software license revenue in a given period. This is substantiated by the slower growth in customer support revenue in 2005 compared to the growth rate in previous years. We believe we will continue to experience a high rate of renewal on support contracts, as our customers tend to deploy mission-critical applications using our software to manage content. While we do not expect our maintenance renewal rates to deteriorate, if they were to decline materially, our maintenance revenue and total revenue would likely decline materially as well.

Professional Services and Education. Professional services and education revenue is earned by providing consulting services to customers for the design, implementation, deployment, upgrade and migration of our software products, technical consulting services provided to our resellers, and training services. No modifications are made to our standard base product code once the software has been sold. Professional services are usually performed on a time and material basis and are also generated from short-term fixed price packaged services. Professional services and education revenue increased by 4.4% in 2005 compared to 2004 and increased by 15.0% in 2004 compared to 2003. Professional services and education revenue is dependent on the level and the nature of software sales - particularly new customer sales. Software sales that are characterized by repeat purchases for additional software licenses generate smaller engagements, fewer implementations and a lesser need for customer training classes. Professional services and education revenue increased in 2004 resulting from increased package revenue and short-term projects stemming from FileNet P8 products that were introduced in 2003 and gained momentum in 2004. Customers continued to transition to FileNet P8 in 2005 resulting in comparable revenue to that of 2004. Approximately 90% of software sales in the years presented has been from our installed base. This base has substantial in-house knowledge of our products, which results in less demand for our services. In addition, we have placed more emphasis on growing our partner business to provide large-scale professional services to our customers rather than expanding our own internal resources. We believe we will experience a moderate increase in professional services and education revenue in 2006 based on the number of new products that have been announced that will require professional services for implementation and education services for training on these new products. Dependency on new system sales to generate the professional services and education demand from our customers will continue.

Cost of Revenue

Cost of Revenue by Reporting Segment. The following table sets forth total cost of revenue by reporting segment (in thousands) and as a percentage of total cost of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

Year ended December 31,	2005	Percent Change	2004	Percent Change	2003
Cost of revenue:
Software	$ 10,714	(29.1)%	$ 15,122	9.6%	$ 13,800
Customer Support	44,227	5.3%	41,989	(1.9)%	42,785
Professional Services
& Education	47,365	5.4%	44,954	6.2%	42,346
Total Cost of Revenue	$ 102,306	0.2%	$ 102,065	3.2%	$ 98,931
Cost of revenue as a
% of segment revenue:
Software	6.4%	(3.4) ppt	9.8%	0.6 ppt	9.2%
Customer Support	22.5%	0.2 ppt	22.3%	(3.3) ppt	25.6%
Professional Services
& Education	82.1%	0.8 ppt	81.3%	(6.8) ppt	88.1%
Total Cost of Revenue
as a % of
Segment Revenue	24.3%		25.7%		27.1%

Software. Cost of software revenue includes royalties paid to third parties, referral fees, amortization of acquired technology, media costs, and the cost to manufacture and distribute software. The cost of software revenue as a percentage of software revenue decreased 3.4 percentage points from 9.8% in 2004 to 6.4% in 2005, resulting from lower costs and growth in revenue. In absolute dollars the decrease was $4.4 million or 29.1%. The mix of products containing third-party software primarily determines fluctuation in third-party fees for each of the three years presented. From 2004 to 2005 royalty expense and other fees decreased by $3.5 million. Amortization included in software cost of revenue was $2.3 in 2005, $1.8 in 2004 and $1.5 in 2003. Amortization expense for acquired technology from our October 2005 Yaletown acquisition will add approximately $1.5 million to the cost of software in 2006. Going forward we anticipate cost of software revenue to range between 6%-8% of revenue. Future acquisitions resulting in additional acquired technology and future integration of additional third-party technology with our products will result in increased software cost, but we would expect such increase to be offset by increased revenue.

Customer Support. The cost of customer support revenue includes the cost of customer support personnel, facility and technology infrastructure expenses in our call centers.

The cost of customer support revenue as a percentage of customer support revenue increased 0.2 percentage points from 22.3% in 2004 to 22.5% in 2005. From 2003 to 2004, cost of customer support revenue as a percentage of customer support revenue decreased 3.3 percentage points from 25.6% to 22.3%. These minor percentage changes in cost are the result of controlled spending that have increased proportionally with revenue increases and are comparable for all the years presented. Approximately 65% of customer support costs are personnel related expenses that have increased in absolute dollars due to salary and benefits increases rather than any significant headcount increases. Customer support headcount has ranged from 261 employees in 2003 to 270 in 2005. We expect the cost of customer support revenue to range between 22%-24% of customer support revenue for the near future as long as customer support revenue continues to grow at a higher rate than costs. We believe the current cost structure, with a small increase in the number of personnel in the customer support organization will be sufficient to support 2006 projected revenue.

Professional Services and Education. Cost of professional services and education revenue consists of the costs of professional services personnel, training personnel, and third-party contractors. We have a pool of qualified Service Providers represented by approximately 60 companies with 450 trained contractors. The cost of professional services and education revenue as a percentage of professional services and education revenue increased 0.8 percentage points from 81.3% in 2004 to 82.1% in 2005. From 2003 to 2004, the cost of professional services and education revenue as a percent of professional services and education revenue decreased 6.8 percentage points from 88.1% to 81.3%. The increase in absolute dollars in 2005 compared to 2004 is primarily due to increased third-party contractor expense of $1.8 million to accommodate increased revenue. Headcount was flat at 187 for both 2004 and 2005 with compensation and benefits remaining flat as well. The increase in cost from 2003 to 2004 resulted from increased third-party contractor expense of $4.3 million to support revenue growth, partially offset by decreased facility and depreciation expense of $1.4 million along with cost control in a number of expense areas. Together with our pool of Service Providers, we believe our headcount in the professional services and education segment allows for revenue growth without adding significant additional resources. We expect professional services and education costs as a percentage of professional services and education revenue to range between 80%-82% in the near term assuming professional services and education revenue continues to grow.

Operating Expenses

Total Operating Expenses. The following table sets forth total operating expense (in thousands) by function and as a percentage of total revenue for the periods indicated:

Operating Expenses

Year ended December 31,	2005	Percent Change	2004	Percent Change	2003
Operating expense:
Research & Development	$ 76,157	(2.7)%	$ 78,248	1.6%	$ 77,050
Selling & Marketing	159,250	(0.3)%	159,716	10.2%	144,975
General & Administrative (1)	35,461	(0.7)%	35,704	10.1%	32,426
In-process R&D	1,200	100%	-	-	-
Total Operating Expenses	$ 272,068	(0.6)%	$ 273,668	7.6%	$ 254,451

Operating expense as a
% of total revenue:
Research & Development	18.1%	(1.6) ppt	19.7%	(1.4) ppt	21.1%
Selling & Marketing	37.8%	(2.4) ppt	40.2%	0.4 ppt	39.8%
General & Administrative	8.4%	(0.6) ppt	9.0%	0.1 ppt	8.9%
In-process R&D	0.3%	0.3 ppt	-	-	-
Operating Expense as a
% of Revenue	64.5%		68.8%		69.8%

(1) Gain/Loss on disposal of fixed assets that was previously reported in other income, net has been reclassified to operating expense to conform to the current year’s presentation.

Research and Development. Our research and development efforts focus on platform capabilities and on feature improvements to our product suites through both internal and third-party development resources, and by obtaining third-party technology to enhance product capabilities through licensing agreements and acquisitions. We use third-party development resources in India and China for product localization and selected development. We have also historically acquired companies to obtain their technology (Note 4). During 2005, we acquired Yaletown Technology Group, Inc. to provide additional technology and expertise to address the compliance market. During 2003, we acquired Shana Corporation to integrate their electronic forms capabilities into our products.

Our research and development expense consists of personnel costs for software developers; third-party contracted development efforts, and related facilities costs. Research and development expense as a percent of revenue decreased by 1.6 percentage points from 19.7% in 2004 to 18.1% in 2005 and decreased by 1.4 percentage points from 21.1% in 2003 to 19.7% in 2004. Increased revenue in all three years contributed to the decrease in research and development expenses as a percent of revenue along with fairly consistent personnel and compensation expense. These costs account for approximately 62% of research and development expense.

Research and development expense in absolute dollars decreased $2.1 million from 2004 to 2005 and increased $1.2 million from 2003 to 2004. The decrease in 2005 is attributable to compensation and benefit decreases of $1.2 million due to timing and mix of headcount fluctuations during the year along with decreases in depreciation and facilities of $1.0 million. The increase in 2004 is attributable to our expanded third-party development program with contractors in India, which represented a $3.2 million expense increase that was partially offset by reduced compensation expense of $1.7 million in North America.

We intend to continue to complement internal development with third-party development as well as with third-party software through OEM agreements and may execute additional technology acquisitions. Over time, we believe we will be able to lower our per-developer cost through the use of third-party resources and plan to modestly increase these resources when appropriate. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position. We expect research and development expense to range between 18%-20% of revenue assuming revenue growth in the near term, and will gradually decrease on a percentage basis as revenue increases.

Selling and Marketing. We sell our products through a direct sales force and our indirect channel sales partners. Our selling and marketing expense consists of salaries, benefits, sales commissions and other expenses related to the direct and indirect sales force and personnel cost for marketing and market development programs.

Selling and marketing expense as a percent of revenue decreased 2.4 percentage points from 40.2% in 2004 to 37.8% in 2005. From 2003 to 2004, selling and marketing expense as a percent of revenue increased 0.4 percentage points. Increased revenue in 2005 over 2004 with comparable expenses for these two years contributed to the lower percentage.

In absolute dollars, sales and marketing expense was essentially unchanged for 2004 and 2005, reflecting overall cost control. The increase in sales and marketing expense in absolute dollars of $14.7 million from 2003 to 2004 resulted from personnel related expenses including salaries and benefits that increased $7.9 million year over year due to a higher salary mix despite a reduction in headcount. Higher total revenue in 2004 resulted in incremental commission expense of $4.9 million in 2004 compared to 2003. Additionally, travel expense increased $2.1 million in 2004 compared to 2003 due to a new sales coverage model where resources were deployed by account rather than geography and due to generally higher business activity. This resulted in increased travel both in volume and distances.

We expect selling and marketing expense to range between 38%-40% of revenue in the near term, depending on revenue growth.

General and Administrative. Our general and administrative expense consists of salaries, benefits, and other expenses related to personnel costs for finance, information technology, legal, human resources and general management, and the cost of outside professional services.

General and administrative expense decreased by 0.7% in 2005 compared to 2004 and increased by 10.1% in 2004 compared to 2003. In absolute dollars general and administrative expense was essentially unchanged for 2004 and 2005, reflecting overall cost control. The $3.3 million increase in absolute dollars in 2004 compared to 2003 was primarily attributable to increased personnel expense of $1.8 million that included merit increases to compensation, increased variable compensation and the addition of restricted stock expense. Increased consulting expense and accounting fees of $1.1 million associated with our efforts to achieve compliance with Section 404 of the Sarbanes-Oxley Act by December 31, 2004 also contributed to the increase in 2004.

We expect general and administrative expense to range between 8%-10% of total revenue in the near term, depending on revenue growth.

Purchased In-Process Research and Development. Our Yaletown acquisition in October 2005 resulted in an allocation of $1.2 million to in-process research and development. There were no acquisitions during 2004 and there was no in-process research and development expense associated with our April 2003 acquisition of Shana. The Yaletown allocation was determined by management through established valuation techniques in the high-technology industry with the assistance of an independent third-party appraiser. In-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Other Income, Net. Other income, net consists primarily of interest income earned on our cash, cash equivalents and investments. Other income, net of other expenses, was $10.7 million in 2005, $6.3 million in 2004 and $4.0 million in 2003. The increase in 2005 compared to 2004 was due to an increase in interest income of $5.5 million based on increased cash, cash equivalents and investment amounts earning interest at a higher weighted-average interest rate partially offset by a lower net foreign exchange gain of $0.9 million. The increase in 2004 from 2003 of $2.3 million was primarily attributable to increased interest income of $1.5 million resulting from increased cash, cash equivalents and investment amounts earning interest at a higher weighted-average interest rate. The weighted average interest rate earned on cash, cash equivalents and investments was 3.47 % in 2005, 2.21% in 2004, and 1.39% in 2003.

Provision for Income Taxes. The provision for income taxes was $17.9 million in 2005, compared to a benefit for income taxes of ($1.3) million in 2004 and a provision of $4.2 million in 2003. The effective tax rate was 31%, (5%), and 28%, for the years ended December 31, 2005, 2004 and 2003, respectively. The increased tax rate in 2005 was due to i) the mix of income earned by domestic operations versus the foreign subsidiaries, and ii) the benefit received from the valuation allowance reversal in 2004. In the future, we expect our on-going effective tax rate to range between 30%-40%. These rates, however, can fluctuate outside our expectations depending upon the mix of our profits between domestic and lower taxed foreign locations.

Quarterly Results of Operations

Quarterly revenues and expenses have historically been affected by a variety of factors, including the timing of large enterprise transactions, seasonality of economic activity in Europe, and to some degree, the timing of budget approvals in the government sector. Historically, the fourth quarter is our highest quarter and we expect these trends to continue in 2006.

The following table sets forth selected unaudited quarterly information (presented in thousands, except per share amounts) for our last eight fiscal quarters. This information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments (which consisted only of normal recurring adjustments) have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year ended December 31, 2005:
Revenue	$ 100,017	$ 104,639	$ 101,620	$ 115,567	$ 421,843
Gross profit	76,737	79,610	75,809	87,381	319,537
Income before income taxes	12,726	14,226	13,570	17,691	58,213
Net income	8,272	8,708	8,549	14,826	40,355
Basic earnings per share	0.20	0.21	0.21	0.36	0.99
Diluted earnings per share	0.20	0.21	0.20	0.35	0.95

Year ended December 31, 2004:
Revenue	$ 99,498	$ 94,086	$ 96,488	$ 107,486	$ 397,558
Gross profit	74,845	69,862	71,358	79,428	295,493
Income before income taxes	4,876	2,633	7,756	12,860	28,125
Net income	3,998	2,159	6,360	16,897	29,414
Basic earnings per share	0.10	0.06	0.16	0.42	0.75
Diluted earnings per share	0.10	0.05	0.16	0.41	0.72

Liquidity and Capital Resources

As of December 31, 2005, cash and cash equivalents and investments were $392.0 million, an increase of $43.3 million from $348.7 million at December 31, 2004. Cash, cash equivalents and investments include $318.8 million in the United States and $73.2 million held by our foreign subsidiaries. Cash and cash equivalents consist of high quality and highly liquid investments in short-term money market funds, United States government agency discount notes, and corporate notes. Cash equivalent investments include commercial paper, corporate and government securities with original maturities of 90 days or less. Short-term investments include investment instruments with maturities of greater than 90 days and less than 365 days as well as auction rate securities that reset interest rates at auction intervals ranging from 7, 28, 35, or 49 days. Long-term investments consist of high grade corporate and government securities with maturities greater than 12 months and less than three years. These securities are classified as available-for-sale and are consequently recorded in the Consolidated Balance Sheet at fair value with unrealized holding gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Our major sources of cash, as more fully discussed below, have been cash generated from operations and cash provided by financing activities. Cash flows from operations were $53.4 million in 2005, $69.5 million in 2004, and $51.5 million in 2003. Cash provided by financing activities was $20.6 million in 2005, $36.1 million in 2004, and $21.3 million in 2003.

For the three years presented, we have been profitable and net income has been a primary source of cash from operating activities. Net income grew to $40.4 million in 2005 from $29.4 million in 2004 and $10.9 million in 2003. Depreciation and amortization added to net income to provide cash from operating activities - although the amount has declined each year due to tight budgetary control over capital spending. This results in lower depreciation expense as the asset base declines. Depreciation and amortization was $14.9 million in 2005, $16.4 million in 2004, and $19.4 million in 2003. Our cash from operations is also impacted by changes in working capital accounts. Changes in accounts receivable and unearned revenue have typically had the largest impact on our cash flows. The days sales outstanding metric, which is calculated by dividing year-end accounts receivable by average daily sales for the fourth quarter, was 47 days, 31 days and 40 days as of December 31, 2005, 2004 and 2003, respectively. This metric fluctuates due to timing of revenue and collections and is well within our expectations. The higher balance in accounts receivable at December 31, 2005 accounted for decreased cash of $24.7 million from operating activities. We attempt to structure our sales contracts to require a majority of payments in 30 days or less, and all payments in 90 days or less. To the extent that competitive pressures require us to extend our terms, it would result in an increase to our days sales outstanding and a decrease to our operating cash flows. Our annual customer support agreements are typically prepaid at the beginning of the support period, resulting in a large cash increase and a corresponding increase in deferred revenue. This has historically resulted in significant cash increases in the first quarter, when the largest portion of our support agreements renews. We expect this trend to continue in the future.

Net cash provided by investing activities in 2005 was $16.0 million compared to net cash used for investing activities of $88.0 million in 2004 and $63.5 million in 2003. Capital spending has accounted for net cash used of $11.4 million in 2005, $8.9 million in 2004 and $8.5 million in 2003. We do not expect capital expenditure levels in 2006 to increase significantly from the level of 2005. Significant changes in cash from investing activities have resulted from the purchase and sale of investments and from cash paid for acquisitions. Excess cash from operations is invested in high quality debt instruments and securities, and the timing of purchases and maturities of investments results in significant short-term fluctuations in net cash used or generated from investing activities. We expect to continue to invest excess cash; however, based on the nature of our investment policy, all such investments are available in the short term if needed for any reason.

Net cash provided by financing activities results from the proceeds of common stock related to employee stock option plans and employee stock purchase plans. As previously noted, the cash generated from this activity was $20.6 million in 2005, $36.1 million in 2004 and $21.3 million in 2003. Stock prices favorably influenced this activity. As long as our stock price is greater than the exercise price of outstanding stock options, we expect to continue to generate cash from option exercises.

The effect of exchange rate changes on assets and liabilities of non-U.S. dollar subsidiaries that operate in a local currency environment where that local currency is the functional currency, are translated to U. S. dollars at exchange rates in effect at the balance sheet date. The resulting translation adjustments are directly recorded as a component of accumulated other comprehensive income. The Euro and other currencies weakened against the U.S. dollar throughout 2005, resulting in decreased cash when cash and cash equivalents held in foreign currencies were translated into U.S. dollars. The reverse of this occurred in 2004 and 2003 with a net cash increase resulting from the strengthening of the Euro and other currencies against the dollar.

We have no borrowing arrangements as of December 31, 2005. We believe that our present cash balances, together with internally generated funds, will be sufficient to meet our working capital requirements and capital expenditures for at least the next twelve months. See Item 1A “Risk Factors.”

Commitments. We lease certain of our facilities under noncancelable operating lease arrangements that expire at various dates through 2013. We have certain royalty commitments associated with licensing of third-party products that require minimum payments or contractual prepayments. We have contract commitments associated with third-party development agreements. The following table summarizes future minimum payments for these obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	Thereafter
Contractual obligations:
Operating leases	$ 52,765	$ 13,717	$ 21,262	$ 14,400	$ 3,386
Third-party licensing contracts	1,846	1,846	-	-	-
Third-party development contracts	1,683	1,683	-	-	-
Total contractual cash obligations	$ 56,294	$ 17,246	$ 21,262	$ 14,400	$ 3,386

We have bank guarantees issued in local currencies in Europe and Asia as discussed in Note 15 of the Notes to Consolidated Financial Statements. The following table summarizes future minimum commercial commitments for these obligations as of December 31, 2005 (in thousands):

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	2006	2007-2008	2009-2010	Thereafter
Secured and unsecured bank guarantees	$ 1,108	$ 874	$ 24	$ 210	$ -

OTHER MATTERS

Environmental Matters. We are not aware of any issues related to environmental matters that have, or are expected to have, a material effect on our business.

Inflation. We believe that inflation has not had a significant impact on the price of our products, the cost of our materials, or our operating results for any of the three years ended December 31, 2005.

Impact of Recently Issued Accounting Pronouncements

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 revised 2004 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of SFAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, SFAS 123R applies to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (Note 2 Stock-Based Compensation). We adopted the Black-Scholes methodology for valuing option prices that will be applied prospectively beginning January 1, 2006. As a result of the provisions of SFAS 123R, we estimate the compensation charges under SFAS 123R will reduce operating income by approximately $10.0 to $12.0 million. However, this estimate will be affected by our stock price as well as assumptions regarding subjective variables such as the volatility of our stock price, employee stock option exercise behaviors and future grants.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which addresses certain aspects of SFAS No 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of a conditional asset. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 had no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were required to be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial statements.

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

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of December 31, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of December 31, 2005 and 2004. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $407,000 at December 31, 2005 and approximately $323,000 at December 31, 2004. Similarly a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $815,000 at December 31, 2005 and approximately $645,000 at December 31, 2004.

The following table provides information about our investment portfolio at December 31, 2005 (in thousands):

Debt Securities	Cost	Unrealized Loss	Estimated Fair Value
Due in one year or less:
Corporate	$4,004	$(13)	$3,991
Governments/Agencies	71,049	(253)	70,796
Short-term munis	104,147	(11)	104,136
Total due in one year	$179,200	$(277)	$178,923

Due in one to three years:
Corporate	$2,243	$(29)	$2,214
Government/Agencies	4,500	(40)	4,460
Short-term munis	1,480	-	1,480
Total due in one to three years	8,223	(69)	8,154
Grand total	$187,423	$(346)	$187,077

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify short-term investments in current assets, as all such investments are available for current operations.

Foreign Currency Fluctuations

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to our revenue and operating expenses. We have entered into forward foreign exchange contracts in an effort to hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity (mainly in Europe and Asia Pacific). We have not entered into forward foreign exchange contracts for speculative or trading purposes. Gains and losses on foreign exchange contracts are included in other income in the Consolidated Statements of Income and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments or liabilities denominated in currencies other than the functional currency of the reporting entity. Our forward contracts have an original maturity of three months. All outstanding forward contracts are marked to market value at the end of each month. As of December 31, 2005, the fair value of the forward contracts outstanding was a liability of approximately $160,000.

Cumulative other comprehensive income decreased by $8.4 million in 2005 due to the weakening of the Euro against the U.S. dollar. Since the Euro comprised the majority of foreign currency balances on the balance sheet, unrealized foreign currency translation gains and losses resulted largely from this fluctuation in the Euro against the U.S. dollar. Cumulative other comprehensive income increased with a gain of $5.6 million in 2004 and a gain of $12.1 million in 2003, due to unrealized foreign currency translation gains resulting primarily from the strengthening of the Euro against the U.S. dollar during those years.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 are incorporated herein by reference and submitted as a separate section of this Form 10-K. (See Item 15, “Exhibits, Financial Statement Schedule.”)

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

As of December 31, 2005, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Securities Exchange Act of 1934 Rule 13a – 15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Securities Exchange Act of 1934 Rules 13a-15(f). Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal controls over financial reporting. We based our evaluation on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm that also audited our financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FileNet Corporation

Costa Mesa, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that FileNet Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Costa Mesa, California

March 9, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We hereby incorporate by reference the information appearing under the caption “Election of Directors,” under the caption “Executive Officers of the Company,” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and under the caption “Code of Ethics” of our definitive Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

We hereby incorporate by reference the information appearing under the caption “Executive Compensation” and under the caption “Election of Directors” of our definitive Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information appearing under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plans” of our definitive Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions

We hereby incorporate by reference the information appearing under the caption “Related Party Transactions” of our definitive Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

We hereby incorporate by reference the information appearing under the caption “Principal Accountant Fees and Services” of our definitive Proxy Statement for our 2006 Annual Meeting to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a) Report of Independent Registered Public Accounting Firm, Financial Statements and
Financial Statement Schedule

Page

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets at December 31, 2005 and December 31, 2004	49

Consolidated Statements of Income for each of the three years in the period
ended December 31, 2005	50

Consolidated Statements of Comprehensive Income for each of the three

years in the period ended December 31, 2005	51

Consolidated Statements of Stockholders’ Equity for each of the three years
in the period ended December 31, 2005	52

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 2005	53

Notes to Consolidated Financial Statements	54

Schedule II. Valuation and Qualifying Accounts and Reserves	74

Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit No.	Exhibit Description

3.1*	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Form S-4 filed on January 26, 1996; Registration No. 333-00676).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Registrant’s Form S-4 filed on January 26, 1996, Registration No. 333-00676).

3.2*	Bylaws (filed as Exhibit 3.2 of the Registrant’s registration statement on Form S-1, Registration No. 33-15004).

4.1*	Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1, Registration No. 33-15004).

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

10.6.1*+	Amendment to Amended and Restated FileNet Corporation 1998 Employee Stock Purchase Plan (filed as exhibit 10.6.1 to Registrant’s Current Report of Form 8-K filed on April 11, 2005).

10.6.2*+

Revised Amendment to Amended and Restated FileNet Corporation Amended and Restated 1998 Employee Stock Purchase Plan (filed as exhibit 10.6.2 to Registrant’s Current Report of Form 8-K filed on April 21, 2005).

10.7*+

FileNet Corporation International Employee Stock Purchase Plan (filed as Appendix C to Registrant’s Definitive Proxy Statement on Schedule 14A, for the Registrant’s 2002 Annual Meeting of Stockholders, filed on April 18, 2002).

10.7.1*+	Amendment to Amended and Restated FileNet Corporation International Employee Stock Purchase Plan (filed as exhibit 10.7.1 to Registrant’s Current Report of Form 8-K filed on April 11, 2005).

10.7.2*+	Revised Amendment to Amended and Restated FileNet Corporation International Employee Stock Purchase Plan (filed as exhibit 10.7.2 to Registrant’s Current Report of Form 8-K filed on April 21, 2005).

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

FILENET CORPORATION
Date: March 10, 2006	By:	/s/ Lee D. Roberts
Lee D. Roberts
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE	SIGNATURE AND TITLE

March 10, 2006	/s/ Lee D. Roberts
Lee D. Roberts
Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

March 10, 2006	/s/ Sam M. Auriemma
Sam M Auriemma
Chief Financial Officer and Senior Vice
President, Finance (Principal Financial
and Accounting Officer)

March 10, 2006	/s/ Theodore J. Smith
Theodore J. Smith
Director

March 10, 2006	/s/ John C. Savage
John C. Savage
Director

March 10, 2006	/s/ Roger S. Siboni
Roger S. Siboni
Director

Index to Consolidated Financial Statements

As required under Item 8, Financial Statements and Supplementary Data, FileNet Corporation’s consolidated financial statements are provided in this separate section as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FileNet Corporation:

We have audited the accompanying consolidated balance sheets of FileNet Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FileNet Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Costa Mesa, California

March 9, 2006

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS

December 31,	2005	2004
Current assets:
Cash and cash equivalents	$ 204,915	$ 123,217
Short-term investments	178,923	211,196
Accounts receivable, net of allowances for doubtful accounts and sales returns of $3,216 and $3,835 at December 31, 2005 and 2004, respectively	58,559	35,878
Prepaid expenses and other current assets	14,677	12,179
Deferred income taxes	1,960	3,681
Total current assets	459,034	386,151
Property, net	21,007	21,738
Long-term investments	8,154	14,256
Goodwill	31,530	27,268
Intangible assets, net of accumulated amortization of $7,362 and $4,750 at December 31, 2005 and 2004, respectively	10,133	6,188
Deferred income taxes	41,022	36,028
Other assets	3,464	2,037
Total assets	$ 574,344	$ 493,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 14,893	$ 13,868
Accrued compensation and benefits	39,133	33,674
Customer deposits and advances	8,874	9,007
Unearned customer support revenue	45,092	47,145
Income tax payable	5,160	5,374
Other accrued liabilities	14,131	14,201
Total current liabilities	127,283	123,269
Unearned customer support revenue	5,651	2,533
Commitments and contingencies (Notes 9, 14 and 15)

Stockholders’ equity:
Preferred stock, $0.10 par value; 7,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized;
42,975,300 shares issued and 41,862,852 shares outstanding at
December 31, 2005; and 41,690,989 shares issued and
40,592,989 shares outstanding at December 31, 2004	324,605	284,490
Deferred compensation	(4,704)	(6,530)
Retained earnings	133,867	93,512
Accumulated other comprehensive income	2,604	10,959
Treasury stock, at cost; 1,112,448 and 1,098,000 shares at
December 31, 2005 and 2004, respectively	(14,962)	(14,567)
Net stockholders’ equity	441,410	367,864
Total liabilities and stockholders’ equity	$ 574,344	$ 493,666

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

Year Ended December 31,	2005	2004	2003
Revenue:
Software	$ 167,223	$ 154,279	$ 149,214
Customer support	196,926	188,011	167,230
Professional services and education	57,694	55,268	48,061
Total revenue	421,843	397,558	364,505

Cost of revenue:
Cost of software	10,714	15,122	13,800
Cost of customer support	44,227	41,989	42,785
Cost of professional services and education	47,365	44,954	42,346
Total cost of revenues	102,306	102,065	98,931
Gross profit	319,537	295,493	265,574

Operating expenses:
Research and development	76,157	78,248	77,050
Selling and marketing	159,250	159,716	144,975
General and administrative	35,461	35,704	32,426
In-process research and development	1,200	-	-
Total operating expenses	272,068	273,668	254,451

Operating income	47,469	21,825	11,123

Other income (expense):
Interest income	11,068	5,611	3,683
Other income (expense)	(324)	689	361
Other income, net	10,744	6,300	4,044

Income before income taxes	58,213	28,125	15,167

Provision (benefit) for income taxes	17,858	(1,289)	4,247

Net income	$ 40,355	$ 29,414	$ 10,920

Earnings per share:
Basic	$ 0.99	$ 0.75	$ 0.30
Diluted	$ 0.95	$ 0.72	$ 0.29
Weighted average shares outstanding:
Basic	40,895	39,095	36,532
Diluted	42,339	40,994	38,089

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Year Ended December 31,	2005	2004	2003
Net income	$ 40,355	$ 29,414	$ 10,920

Other comprehensive income:
Foreign currency translation
adjustments	(8,414)	5,590	12,093
Unrealized holding gains (losses) on
available-for-sale securities, net of tax	59	(223)	(119)
Other comprehensive income	(8,355)	5,367	11,974
Comprehensive income	$ 32,000	$ 34,781	$ 22,894

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock and Additional Paid in Capital					Treasury Stock
	Common Stock Shares	Amount	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock Shares	Amount	Total
Balances at January 1, 2003	37,015	$ 206,676	$ -	$ 53,178	$ (6,382)	(1,098)	$ (14,567)	$ 238,905

Stock options exercised	1,553	17,569						17,569
Stock option income tax benefit		5,865						5,865
Common stock issued under the
Employee Qualified Stock
Purchase Plan	339	3,788						3,788
Non-employee stock compensation		127						127
Foreign currency
translation adjustment					12,093			12,093
Unrealized holding losses on available-for-sale-securities					(119)			(119)
Net income				10,920				10,920
Balances at December 31, 2003	38,907	$ 234,025	$ -	$ 64,098	$ 5,592	(1,098)	$ (14,567)	$ 289,148

Stock options exercised	2,271	30,669						30,669
Stock option income tax benefit		7,087						7,087
Common stock issued under the
Employee Qualified Stock
Purchase Plan	236	5,445						5,445
Restricted stock granted	277	7,260	(6,530)					730
Non-employee stock compensation		4						4
Foreign currency
translation adjustment					5,590			5,590
Unrealized holding losses on available-for-sale-securities					(223)			(223)
Net income				29,414				29,414
Balances at December 31, 2004	41,691	$ 284,490	$ (6,530)	$ 93,512	$ 10,959	(1,098)	$ (14,567)	$ 367,864

Stock options exercised	1,038	15,108						15,108
Stock option income tax benefit		4,890						4,890
Reversal of valuation allowance related to stock option deductions		14,506						14,506
Common stock issued under the
Employee Qualified Stock
Purchase Plan	246	5,611						5,611
Stock based compensation expense and forfeitures			1,826			(10)	(274)	1,552
Repurchase of restricted stock						(4)	(121)	(121)
Foreign currency
translation adjustment					(8,414)			(8,414)
Unrealized holding gains on available-for-sale-securities					59			59
Net income				40,355				40,355
Balances at December 31, 2005	42,975	$ 324,605	$ (4,704)	$ 133,867	$ 2,604	(1,112)	$ (14,962)	$ 441,410

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year Ended December 31,	2005	2004	2003

Cash flows provided by operating activities:
Net income	$ 40,355	$ 29,414	$ 10,920
Adjustments to reconcile net income to net cash
provided by operating activities:
Purchased in-process research and development	1,200	-	-
Depreciation and amortization	14,858	16,350	19,378
(Gain)/loss on sale of fixed assets	278	341	(40)
Stock based compensation expense and forfeitures	1,552	730	-
Provision for doubtful accounts and sales returns	586	1,108	653
Deferred income taxes	(3,273)	(13,158)	(3,956)
Stock option income tax benefit	4,890	7,087	5,865
Reversal of valuation allowance
related to stock option deductions	14,506	-	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(24,700)	1,918	8,835
Prepaid expenses and other current assets	(1,777)	920	3,723
Accounts payable	903	1,970	1,631
Accrued compensation and benefits	6,665	5,301	5,309
Customer deposits and advances	(171)	3,774	2,198
Unearned customer support revenue	1,191	6,855	(2,276)
Income taxes payable	(501)	3,898	2,349
Other assets and liabilities	(3,173)	3,021	(3,116)
Net cash provided by operating activities	53,389	69,529	51,473

Cash flows used for investing activities:
Capital expenditures	(11,357)	(8,903)	(8,483)
Proceeds from sale of property	45	106	135
Note receivable	-	-	294
Cash paid for acquisitions, net of cash acquired	(10,887)	-	(8,073)
Purchases of investments	(1,068,419)	(1,502,376)	(924,231)
Proceeds from sales and maturities of investments	1,106,608	1,423,200	876,868
Net cash provided by (used in) investing activities	15,990	(87,973)	(63,490)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	20,719	36,114	21,357
Repurchase of restricted stock	(121)	-	-
Principal payments on capital lease obligations	-	-	(16)
Net cash provided by financing activities	20,598	36,114	21,341

Effect of exchange rate changes on cash and cash equivalents	(8,279)	4,942	9,927

Net increase in cash and cash equivalents	81,698	22,612	19,251
Cash and cash equivalents, beginning of year	123,217	100,605	81,354
Cash and cash equivalents, end of year	$ 204,915	$ 123,217	$ 100,605

Supplemental cash flow information:
Interest paid	$ 18	$ 38	$ 48
Income taxes paid	$ 4,662	$ 349	$ 3,050

Supplemental schedule of non-cash investing activities:
Unpaid purchases of property and equipment	$ 697	$ 532	$ 694
See Note 4 for other non-cash investing and financing activities

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Nature of Operations

FileNet Corporation (“FileNet” or “the Company”) develops, markets, sells and supports a framework for Enterprise Content Management (“ECM”) software that delivers capabilities in a tightly integrated offering. The Company markets its products to a broad range of industries in more than 90 countries through a global sales, service and support organization, including its ValueNet business partner program of value added resellers, system integrators and independent software vendors.

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

Foreign Currency Translation. The Company measures the financial statements of its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates of exchange prevailing during the year. Translation adjustments resulting from this process are included in stockholders’ equity. Gains and losses from foreign currency transactions are included in other income, net. A transaction loss of approximately $55,000 was incurred in 2005, transaction gains incurred during the years ended December 31, 2004 and 2003 were approximately $890,000 and $700,000, respectively.

Cash Equivalents. Investments purchased with an original maturity of three months or less are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents consist of cash, time deposits, commercial paper, U.S. government and U.S. government agencies instruments, money market funds and other money market instruments. The Company invests its excess cash only in investment AAA grade money market instruments from companies in a variety of industries and, therefore, believes that it bears minimal principal risk (Note 7).

Investments. The Company only invests in fixed income securities. The Company’s primary objective for holding fixed income securities is to increase investment return while preserving principal and managing risk. Therefore, the Company’s investments consist of marketable high-grade corporate and government securities with maturities of less than three years. The Company classifies all of its investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The Company reviews the fair value of its fixed income securities on a regular basis to determine if the fair value of any individual investment has declined below its cost and if such decline is other than temporary. A determination of whether a decline in value represents other than temporary impairment is based on criteria that include the extent to which the securities’ carrying value exceeds its fair value, the duration of the market decline, and the Company’s ability and intent to hold the investment until maturity. Losses from other-than-temporary impairments, if any, are charged to income as incurred (Note 7).

Other Financial Instruments. The Company enters into forward foreign exchange contracts as a hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company is exposed to market risk on the forward foreign exchange contracts as a result of changes in foreign exchange rates; however, the market risk should be offset by changes in the valuation of the underlying exposures. These contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statements of income. All outstanding forward contracts are marked to market at the end of each month and generally have terms of three months or less. The counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties and does not anticipate nonperformance by any counterparties. The Company does not anticipate a material loss resulting from credit risks related to any of these institutions (Note 16).

Fair Value of Financial Instruments. The recorded amounts of financial assets and liabilities at December 31, 2005 and 2004, approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization.

Accounts Receivable. The Company evaluates the creditworthiness of its customers prior to order fulfillment and regularly adjusts credit limits based upon ongoing credit evaluations of a customer’s payment history and current creditworthiness. An allowance for estimated credit losses is maintained and such losses have been within management’s expectations and the provisions established.

Property. Property is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized over the shorter of the economic lives of the improvements or the term of the related lease (Note 8).

Long-Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable from future cash flows. Based on the Company’s most recent analysis, the Company believes there is no impairment at December 31, 2005.

Goodwill and Other Intangible Assets. The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development, management engages independent valuation specialists to assist in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other intangible assets with indefinite useful lives be tested for impairment annually or when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In accordance with SFAS No. 142, the Company does not amortize goodwill, but performs the required two-step impairment review each year or more often if circumstances require. Step one of this review determines whether the fair value of each reporting unit is less than its carrying amount as of the measurement date. In the event that the fair value of each reporting unit was less than the carrying amount, step two of the test would be required to determine if the carrying value of goodwill exceeded the implied fair value. The Company performed an impairment analysis as of July 1, 2005 in accordance with SFAS 142. The analysis indicated there was no impairment of goodwill in any of the reporting segments. As of December 31, 2005, no impairment of goodwill has been recognized. If estimates change, a materially different impairment conclusion could result.

Identified intangible assets are recorded at cost less accumulated amortization. These assets are amortized using the straight-line method over estimated useful lives of two to five years. The determination of useful lives and whether or not these assets are impaired involves judgment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss would be recorded for the excess of the asset’s carrying value over the fair value. As of December 31, 2005, no impairment of identified intangible assets has been recognized. While the Company has not experienced impairment of intangible assets in prior periods, it cannot guarantee that there will not be impairment in the future.

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

The Company’s software license arrangements include multiple elements, including software, postcontract customer support agreements and professional services such as consulting, implementation and training. We recognize revenue in multiple element arrangements using the residual method of revenue recognition in accordance with SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other revenue recognition criteria have been met. If evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is recognized when evidence of fair value is determined or when all elements of the arrangement are delivered.

Vendor specific objective evidence (“VSOE”) of fair value for customer support is determined by reference to the price the Company’s customers pay for such support when sold separately; that is, the renewal rates offered to customers. Revenue from customer support contracts is recognized ratably over the term of the arrangement, which is typically 12 months.

VSOE of fair value for professional services is based upon the established pricing and discounting practices for those services when sold separately. The Company’s professional service revenue is derived primarily from time and materials based contracts that typically range from three months to one year in duration. Revenue is recognized on such contracts as time is incurred and approved by the customer. The Company may also provide fixed fee quotes in some contracts. Nearly all fixed price contracts are 1 month or less in duration. Revenue from such short term fixed price contracts is recognized upon completion of the work and customer acceptance. Professional services are not required for the software to function and the Company does not make changes to the standard software code in the field.

The Company assesses whether fees are fixed or determinable at the time of sale. Standard payment terms range from net 30 to net 90 days. Payments that are due within 90 days are deemed to be fixed or determinable based on the Company’s successful collection history on such arrangements. To the extent the Company elects to provide extended payment terms beyond 90 days for competitive or other reasons, revenue is recognized when the amounts become due.

In addition to direct customer sales, the Company sells through third-party channel partners. The Company’s channel partners do not inventory the Company’s software products; rather, shipments are made only when the partner places an order for a specific end user. The Company requires its channel partners to provide the Company with the name and address of all end users at the time an order is placed and, in many cases, the Company ships its product directly to the end user. Thus, software license revenue from channel partners is recognized when an end user is identified, product is delivered either to a channel partner or to their designated end-user and all other revenue recognition criteria are met.

Product Warranty. The Company provides a 90-day warranty for its software products against substantial non-conformance to the published documentation at the time of delivery. The incremental cost of services performed under warranty obligations has historically not been significant.

Research and Development Costs. We expense research and development costs as incurred. The Company does not consider its new products or new versions to be technologically feasible until all design specifications for functionality, features and technical performance are completed and all uncertainties related to identified high-risk development issues are resolved. Once all high-risk development issues are resolved and the program design is finalized, the products have historically been considered ready for general release. As a result, no amounts are required to be capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” because no significant costs are incurred subsequent to the establishment of technological feasibility.

Income Taxes. The provision for incomes taxes is determined in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized (Note 12).

Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and shares issuable under the employee stock purchase plan and restricted stock using the treasury stock method (Note 5).

Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

The following table (presented in thousands, except per share amounts) summarizes the Company’s net income and earnings per share on a pro forma basis had compensation cost for the Company’s stock-based compensation plans been determined based on the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation:”

December 31,	2005	2004	2003
Net income, as reported	$ 40,355	$ 29,414	$ 10,920
Deduct: Total stock-based employee compensation
Expense determined under fair value based method
for all awards, net of related tax effects	(10,057)	(7,821)	(7,429)
Pro forma net income	$ 30,298	$ 21,593	$ 3,491

Earnings per share:
Basic earnings per share – as reported	$ 0.99	$ 0.75	$ 0.30
Basic earnings per share – pro forma	$ 0.74	$ 0.55	$ 0.10

Diluted earnings per share – as reported	$ 0.95	$ 0.72	$ 0 .29
Diluted earnings per share – pro forma	$ 0.72	$ 0.53	$ 0.09

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to value the option grants and the stock purchase plan rights are stated as follows (with the exception of the expected life (in years) for the stock purchase plan rights which have an expected life of 0.5 years) for grants in 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	62%	76%	58%
Risk-free interest rates	3.87% - 4.40%	3.07% - 3.72%	1.63% to 4.76%
Expected life (years)	5.54	5.46	5.56
Dividend	0%	0%	0%

Pro forma compensation cost also includes the fair value of awards issued under the Employee Stock Purchase Plan.

Reclassifications. Certain reclassifications have been made to prior-years’ balances to conform to the current year’s presentation. In the Consolidated Statement of Operations, (gain)/Loss on disposal of fixed assets that was previously reported in other income, net totaling approximately $341,000 in 2004 and ($40,000) in 2003 has been reclassified to operating expenses. The following adjustments and reclassifications have been made to the Company’s Consolidated Statements of Cash Flows: 1) restricted stock compensation expense of approximately $730,000 in 2004 that was previously included in other assets and liabilities has been separately reported; 2) accounts payable and capital expenditures have been adjusted to present the unpaid purchases of property and equipment of approximately $532,000 in 2004 and $694,000 in 2003 as a non-cash investing activity; and 3) purchases and proceeds from investments related to auction rated securities that were previously presented on a net basis have been presented as separate line items for 2003 and 2004.

Note 3.	New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 revised 2004 (SFAS 123R), “Share-Based Payment,” which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, SFAS 123R, applies to new awards, unvested awards that are outstanding on the effective date and any awards that are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date are recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 (Note 2 Stock-Based Compensation). The Company has adopted the Black-Scholes methodology for valuing option prices that will be applied prospectively beginning January 1, 2006. As a result of the provisions of SFAS 123R the Company estimates the compensation charges under SFAS 123R will reduce operating income by approximately $10.0 to $12.0 million. However, this estimate will be affected by the Company’s stock price as well as assumptions regarding subjective variables such as volatility of its stock price, employee stock option exercise behaviors and future grants.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which addresses certain aspects of SFAS No 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of a conditional asset. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 had no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were required to be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS 154 will have a material impact on its consolidated financial statements.

Note 4.	Acquisitions

On April 2, 2003, the Company completed a stock purchase acquisition of Shana Corporation (“Shana”), an electronic forms management company. This strategic acquisition provides technology and experience to expand the Company’s ECM offering with Enterprise Forms Management capability, which contributed to the purchase price and resulted in goodwill. The purchase price for the acquisition consisted of $8.55 million in cash consideration, less $938,000 of acquired cash, plus $184,000 in acquisition expenses and $277,000 paid for non-compete agreements. The Company had previously invested in licensing Shana’s technology, and the book value of the investment as of the acquisition date was included as purchase consideration.

The acquisition of Shana resulted in core/developed technology, technical manuals and design documents, and customer support relationships. Since Shana had recently completed Version 4.1 of its eForms product, there was no in-process research and development (“IPR&D”) underway at the time of the acquisition. Shana’s technology manuals and design documents are the “roadmaps” for the eForms technology and are used by FileNet in its product development. Recurring support revenues were expected and estimable for Shana’s customers based on the older and newer versions of eForms technology. The acquired technology of $4.0 million, the technical manuals and design documents of $600,000, and the customer support relationships of $800,000 were assigned a useful life of five years. The remaining purchase price of $7.2 million was allocated to goodwill. Although the goodwill stemming from the Shana stock purchase is non-deductible for Canadian tax purposes, the Company made a Section 338(g) tax election that will result in the deductibility of goodwill and other intangibles for U.S. tax purposes on this transaction.

On October 3, 2005, the Company completed a stock purchase acquisition of Yaletown Technology Group, Inc. (“Yaletown”), a content compliance software company that provides the Company with additional technology and expertise to address the compliance market and increase the capability delivered by the FileNet Records Manager and Email Manager suites. The purchase price for the acquisition consisted of $11.5 million in cash consideration, less $786,000 of acquired cash, plus $173,000 in acquisition expenses.

The acquisition of Yaletown resulted in core/developed technology of $5.9 million, customer support relationships of $500,000 and non-compete agreements of $100,000. The excess purchase price of $5.0 million was allocated to goodwill. Core/developed technology and non-compete agreements were assigned a useful life of four years and customer support relationships were assigned a useful life of two years. IPR&D of $1.2 million was expensed immediately upon completion of the acquisition, because the technological feasibility of products under development had not been established and no future alternative uses existed. Three IPR&D projects were identified. Two of the projects related to existing products that were in-process toward the development of future versions and functionality enhancements and were 60% complete. The third project was a product in the early design stages. The IPR&D for the existing products represented 42% of the total value of the IPR&D acquired, while the product in early design represented the balance of 58%. At the date of acquisition all projects were expected to be completed by January 2008 and the estimated cost to complete was $1.0 million.

The fair value of the IPR&D was valued utilizing the Income Approach that estimates expected future after-tax cash flows from each of the projects under development and discounts their net present value at an appropriate risk-adjusted rate of return. In determining the appropriate technology category the projects were analyzed for exclusivity, substance, economic benefit, incompleteness, measurability and no alternative future use. Once the projects were classified, after-tax cash flows were quantified by estimating the revenue and expenses associated the project’s sales cycle. After these future cash flows were estimated, they were discounted to present value utilizing an appropriate risk-adjusted rate of return. A discount rate of 27% was used for core/developed technology and 30% was used for IPR&D.

In accordance with SFAS No. 141, “Business Combinations,” these acquisitions were accounted for under the purchase method of accounting and were included in the operations of the Company commencing on the date of acquisition. The purchase price was allocated as follows (in thousands):

	Shana April 2, 2003	Yaletown October 3, 2005
Net tangible assets	$ 2,725	$ 2,389
Goodwill	7,235	4,987
Core/developed technology	4,000	5,940
Technical manuals and design documents	600	-
Customer support relationships	800	500
In-process research and development	-	1,200
Non-compete agreements	277	100
Liabilities assumed	(2,494)	(1,113)
Previous investment in Shana technology	(1,756)	-
Deferred tax liability	(2,376)	(2,330)
Total cash purchase price	$ 9,011	$ 11,673
Less cash acquired	(938)	(786)
Net cash paid	$ 8,073	$ 10,887

The proforma effects of these acquisitions would not have been material to our results of operations for the periods presented and therefore is not included.

Note 5	Earnings Per Share

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options, shares available for issue under the employee stock purchase plan and restricted stock issued to key executive management using the treasury stock method. The number of anti-dilutive options excluded from the earnings per share calculation for 2005, 2004 and 2003 was 2,610,839, 1,514,627 and 2,281,903 shares, respectively. The following table (presented in thousands, except per share amounts) is a reconciliation of the earnings and share amounts used in the calculation of basic earnings per share and diluted earnings per share:

	2005	2004	2003

Net Income	$40,355	$29,414	$10,920

Weighted average common
shares outstanding	41,163	39,270	36,532
Unvested restricted stock	(268)	(175)	-
Shares used in computing
basic earnings per share	40,895	39,095	36,532

Earnings per basic share	$0.99	$0.75	$0.30

Shares used in computing basic
earnings per share	40,895	39,095	36,532
Dilutive effect of stock plans	1,386	1,882	1,557
Dilutive effect of weighted
average common shares of
unvested restricted stock	58	17	-
Shares used in computing
diluted earnings per share	42,339	40,994	38,089

Earnings per diluted share	$0.95	$0.72	$0.29

Note 6	Accumulated Other Comprehensive Income

Accumulated other comprehensive operations for each of the three years in the period ended December 31 are comprised of the following (in thousands):

	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Holding	Comprehensive
	Adjustment	Gains (Losses)	Operations
Balance, January 1, 2003	$ (6,448)	$ 66	$ (6,382)
Current Period Changes	12,093	(119)	11,974

Balance, December 31, 2003	$ 5,645	$ (53)	$ 5,592
Current Period Changes	5,590	(223)	5,367

Balance, December 31, 2004	$ 11,235	$ (276)	$ 10,959
Current Period Changes	(8,414)	59	(8,355)

Balance, December 31, 2005	$ 2,821	$ (217)	$ 2,604

Note 7	Investment Securities Available-for-Sale

The Company’s investments in marketable securities consist of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. The following table summarizes investment securities available for sale as of December 31 (in thousands):

Investment securities available-for-sale	2005	2004
Cost	$ 187,423	$ 225,900
Gross unrealized losses	$ (346)	$ (448)
Estimated fair value	$ 187,077	$ 225,452

There were no significant realized gains or losses for the years ended December 31, 2005, 2004 and 2003. Unrealized holding gains and losses on investments, net of tax, are included in accumulated other comprehensive income in stockholders’ equity at December 31, 2005 and 2004, and were a cumulative loss of $217,000 and $276,000, respectively. The net change year over year was an unrealized gain of $59,000.

The contractual maturities of investments at December 31, 2005 and 2004 are shown below (in thousands). Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. The Company classifies short-term investments in current assets, as all such investments are available for current operations.

	2005			2004
		Unrealized	Estimated		Unrealized	Estimated
Debt Securities	Cost	Loss	Fair Value	Cost	Loss	Fair Value
Due in one year or less:
Corporate	$ 4,004	$ (13)	$ 3,991	$ 15,724	$ (42)	$ 15,682
Governments/Agencies	71,049	(253)	70,796	75,087	(298)	74,789
Short-term munis	104,147	(11)	104,136	120,725	-	120,725
Total	179,200	(277)	178,923	211,536	(340)	211,196

Due in one to three years:
Corporate	2,243	(29)	2,214	-	-	-
Governments/Agencies	4,500	(40)	4,460	14,364	(108)	14,256
Short-term municipals	1,480	-	1,480	-	-	-
Total	8,223	(69)	8,154	14,364	(108)	14,256
Grand Total	$ 187,423	$ (346)	$ 187,077	$ 225,900	$ (448)	$ 225,452

Unrealized losses of $107,086 and $35,774 at December 31, 2005 and 2004, respectively, relate to securities that have been in an unrealized loss position for a period in excess of twelve months. Unrealized losses from fixed income securities are primarily attributable to changes in interest rates. The Company does not believe any unrealized losses represent an other-than-temporary impairment based on its evaluation of available evidence as of these dates. The Company has the intention and ability to hold such securities until the maturity dates. The Company’s fixed income securities are high grade corporate and government securities.

Note 8           Property

Property consisted of the following at December 31 (in thousands):

	2005	2004
Equipment and software	$ 120,284	$ 116,669
Furniture and fixtures	13,597	14,025
Leasehold improvements	24,112	23,752
Total property	157,993	154,446
Less accumulated depreciation and amortization	(136,986)	(132,708)
Property, net	$ 21,007	$ 21,738

Note 9	Leases and Commitments

The Company leases its corporate offices, sales offices, development and manufacturing facilities, and equipment under non-cancelable operating leases, some of which have renewal options and may provide for escalation of the annual rental amount. Amounts related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet.

Expenses related to operating leases were $14.1 million; $13.2 million and $13.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table summarizes future minimum lease payments required under operating leases at December 31, 2005 (in thousands):

2006	$ 13,717
2007	11,456
2008	9,806
2009	7,878
2010	6,522
Thereafter	3,386
Total	$ 52,765

The Company licenses certain software from third parties with contractual arrangements that require future payment obligations. At December 31, 2005 this obligation was $1.8 million and is due in 2006. The Company entered into a development contract with a third-party vendor during 2003. At December 31, 2005, the Company has an obligation to pay $1.7 million in 2006 under this contract.

Note 10	Goodwill and Purchased Intangible Assets

A portion of goodwill and intangible assets were allocated to several of the Company’s foreign subsidiaries and therefore the two following tables reflect amounts resulting from foreign exchange translation.

The following table presents the changes in goodwill by reporting segment during 2005 and 2004 (in thousands):

		Customer	Professional Services and
	Software	Support	Education	Total
Balance, January 1, 2004	$15,190	$5,761	$5,219	$26,170

Acquired	-	-	-	-
Foreign currency effect	636	242	220	1,098

Balance, December 31, 2004	$15,826	$6,003	$5,439	$27,268

Acquired	2,462	1,261	1,264	4,987
Foreign currency effect	(411)	(163)	(151)	(725)

Balance, December 31, 2005	$17,877	$7,101	$6,552	$31,530

Acquired technology, technical manuals and design documents, customer support relationships, patents and non-compete agreements are the Company’s only intangible assets subject to amortization under Statement No. 142. These assets were recorded in connection with the April 2002 acquisition of the assets of eGrail, Inc., the April 2003 Shana acquisition, and the October 2005 Yaletown acquisition and are comprised of the following (in thousands):

December 31, 2005 December 31, 2004
	Gross	Accumulated		Gross	Accumulated
	Asset	Amortization	Net	Asset	Amortization	Net
Acquired technology and related intangibles	$ 17,016	(6,998)	$ 10,018	$ 10,571	$ (4,496)	$ 6,075
Non-compete agreements
and patents	479	(364)	115	367	(254)	113
Total	$ 17,495	(7,362)	$ 10,133	$ 10,938	$ (4,750)	$ 6,188

Acquired technology is being amortized over a useful life of four to five years, patents were amortized over a useful life of two years, non-compete agreements are being amortized over three to four years and other related intangibles are being amortized over two to five years. Amortization expense for amortizing intangible assets was $2,611,000 for 2005, $2,109,000 for 2004 and $1,695,000 for 2003. Estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in thousands):

Fiscal Year	Amount
2006	$ 3,896
2007	3,315
2008	2,102
2009	820
$ 10,133

Note 11 Stockholders’ Equity

Shareholder Rights Plan.  In October 1988, the Company declared a dividend of one common stock purchase right for each outstanding share of common stock. A right may be exercised under certain circumstances to purchase one share of common stock at an exercise price of $87.50, subject to certain anti-dilution adjustments. The rights become exercisable if and when a person (or group of affiliated or associated persons) acquire 15% or more of FileNet’s outstanding common stock, or announces an offer that would result in such person acquiring 15% or more of FileNet’s common stock. After the rights become exercisable, each right will entitle its holder to buy a number of shares of FileNet’s common stock having a market value of twice the exercise price of the rights. After the rights become exercisable, if FileNet is a party to certain merger or business combination transactions or transfers 50% or more of its assets or earnings power (as defined), each right will entitle its holder to buy a number of shares of common stock of the acquiring or surviving entity having a market value of twice the exercise price of the right. The rights expire November 17, 2008 and may be redeemed by FileNet at one cent per right at any time up to ten days after it is announced that 15% or more of FileNet’s common stock has been acquired.

Restricted Stock. During 2004, the Company awarded restricted stock to certain members of senior management and members of the product development team. Prior to 2004, the company did not make any restricted stock awards. The fair value of the restricted stock award is recorded in the equity section of the balance sheet as an increase in common stock and a contra-equity offset to deferred compensation. All restricted stock awards vest over time and certain awards include a feature that allows the stock to vest on an accelerated basis providing certain performance targets are achieved. Certain restricted stock awards are also subject to Change in Control Agreements and/or termination without cause provisions that could trigger accelerated vesting. Expense related to the shares is amortized on a straight-line basis over the vesting period. All outstanding restricted stock was issued under the 2002 Plan as discussed below.

The following table summarizes the awards of restricted stock issued:

							Performance
							Vesting
Issuance	Shares	Share	Share	Forfeitures/	Shares	Vesting	Acceleration
Date	Issued	Price	Valuation	Buy-back	Vested	Schedule	Feature

12/15/2004	105,000	$ 26.64	$ 2,797,200	(4,448)	26,250	25% annually over four years	No

08/30/2004	15,000	$ 20.28	304,125	-	-	12/31/2008	Yes

07/14/2004	25,000	$ 20.76	519,000	-	6,250	25% annually over four years	No

03/09/2004	132,500	$ 27.47	3,639,775	(10,000)	-	12/31/2008	Yes
	277,500		$ 7,260,100	(14,448)	32,500

No new shares of restricted stock were issued in 2005. The restriction on 32,500 shares of restricted stock was released (vested) during 2005 in accordance with the terms of the underlying awards. 14,448 shares of restricted stock were received into treasury shares during 2005 as a result of participating employees either forfeiting shares or surrendering a portion of their vested shares as consideration for the payment of applicable employee withholding taxes.

Approximately $1.5 million and $730,000 of compensation expense was recognized in the years ended December 31, 2005 and 2004, respectively. Recognition of expense may be accelerated if it becomes probable that certain performance targets will be achieved that trigger accelerated vesting for those shares that contain the acceleration feature. There was no acceleration of vesting in 2004.

The restriction on one-third of the restricted shares with the performance vesting acceleration feature (see table above) will lapse and the shares will vest if the pre-determined performance targets for 2005 were met. Effective January 30, 2006, the Compensation Committee of the Board certified that the performance targets for 2005 were achieved; and accordingly, as of that date, 45,832 shares of the 137,500 then outstanding restricted shares with the performance vesting acceleration feature vested.

Stock Option Plans. In April 1986, the Company adopted the 1986 Stock Option Plan (the “1986 Plan”). Under the amended terms of the 1986 Plan, options to purchase 6,500,000 shares of the Company’s common stock were reserved for issuance to employees, officers and directors. In May 1995, the 1986 Plan was terminated as to future grants and the remaining reserve of 140,098 shares was transferred into the 1995 Stock Option Plan (“1995 Plan”). Outstanding options under the 1986 Plan will continue to be governed by the provisions of agreements evidencing those grants. Options granted under the 1986 Plan were either incentive stock options or nonqualified stock options and became exercisable in 20% annual installments beginning one year after the date of grant and expire no later than ten years plus one day from the date of grant. The exercise price of the incentive stock options and nonqualified options were not to be less than 100% and 85%, respectively, of the fair market value of the Company’s common stock at the date of grant. To the extent any outstanding options under the 1986 Plan terminate or expire prior to exercise, the shares subject to those unexercised options will be available for subsequent option grant pursuant to the provisions of the 1995 Plan.

In May 1995, the Company adopted the 1995 Plan. Under the amended terms of the 1995 Plan, options to purchase 8,350,000 shares of the Company’s common stock were reserved for issuance to employees, officers and directors. Options granted under the 1995 Plan’s Discretionary Option Grant Program for employees and the Automatic Option Grant Program for directors have an exercise price per share of 100% of the fair market value per share on the grant date and become exercisable in 25% annual installments beginning one year from the date of grant. On October 21, 1999, the Plan’s Discretionary Option Program was amended to change the vesting schedule of all options granted from that date forward to vest 25% of the option shares after 12 months of service from the grant date and the balance of the options to vest in 36 successive equal monthly installments upon completion of each additional month of service thereafter. In May 2003, the Plan was amended to prohibit, without prior stockholder approval, the re-pricing, replacement or re-granting through cancellation or lowering the option exercise price of any outstanding options granted under the Plan. As of December 31, 2005, there were 3,254,614 options outstanding under the 1995 Plan of which 2,759,824 were exercisable. The 1995 Plan expired in May 2005 and no options remain available for future issuance under the 1995 Plan.

Prior to their merger with FileNet in March 1996 and August 1995, respectively, Saros and Watermark Software, Inc. had adopted stock option plans. The Company assumed the Saros Plan and the Watermark Plan and outstanding options were converted into options to purchase an aggregate of 975,976 shares of FileNet common stock. All previously outstanding options under these plans have been exercised or terminated, and accordingly, at December 31, 2005, no options were outstanding or exercisable under either Plan. Both Plans have expired and unexercised options have been cancelled.

In May 2002, the Company adopted the 2002 Incentive Award Plan (the “2002 Plan”). In May 2003, the 2002 Plan was amended to prohibit, without prior stockholder approval, the re-pricing, replacement or re-granting through cancellation or lowering the option exercise price of any outstanding options granted under the Plan. In May of 2004, the 2002 Plan was amended and restated, with stockholder approval. These amendments included: increasing the available shares by 2,000,000 shares from 2,800,000 to 4,800,000 shares; increasing the number of shares that may be awarded as restricted stock, restricted stock units, deferred stock, performance awards and stock payments from 140,000 to 700,000 shares; increasing the annual automatic grant of stock option awards to independent directors from 7,000 to 10,000 shares; and extending the Plan termination date to February 24, 2014. Most recently, in May 2005, the shareholders approved amendments to the 2002 Plan increasing the available shares by 1,400,000 from 4,800,000 to 6,200,000 shares, increasing the number of such shares that may be awarded as restricted stock, restricted stock units or other full value awards from 700,000 shares to 1,100,000 shares, changing the minimum price per share of options that may be granted to no less than 100% of the fair market value of a share on the date of grant, and providing certain minimum vesting periods for restricted stock and restricted stock units.

Under the 2002 Plan, each non-employee director is granted an initial option to purchase 25,000 shares of FileNet common stock at fair market value on the date of grant and an additional 10,000 shares of FileNet common stock at fair market value each year upon their re-election to the board.

Options granted under the 2002 Plan for independent directors, consultants and key employees have an exercise price per share of 100% of the fair market value per share on the grant date. Options for key employees and consultants become exercisable as to 25% of the option shares after 12 months of service from the grant date and the balance of the options in 36 successive equal monthly installments upon completion of each additional month of service thereafter. Options for independent directors become exercisable as to 25% per year on each of the first; second, third and fourth anniversary provided the director continues as an independent director on each such anniversary. As of December 31, 2005, there were 2,801,208 options outstanding under the 2002 Plan, of which 1,132,461 options were exercisable. As of December 31, 2005, there were 2,575,490 available for future awards of which up to 832,500 could be issued as restricted stock, restricted stock units or other full value awards.

The Company has also granted certain options outside of its shareholder approved stock option plans. In August 1997, the Company made a Non-Statutory Stock Option Grant of 600,000 shares, dated May 1997, to the Company’s current Chief Executive Officer and made a Non-Statutory Stock Option Grant of 160,000 shares, dated June 1997, to the Company’s current President. In April 2001, the Company made a Non-Statutory Stock Option Grant of 140,000 shares, dated September 2000, to the Company’s current Chief Financial Officer. Such grants were in accordance with hiring such persons and the employment agreements entered into by the Company and the grantees. In September 2003, the Company’s Chief Marketing Officer was granted a Non-Statutory Stock Option Grant of 100,000 shares. These options were subsequently cancelled in March 2004 upon the termination of employment of the Chief Marketing Officer. All non-plan grants were made with an exercise price equal to 100% of the fair market value per share on the date of grant and expire no later than ten years from the date of grant and all such grants were fully vested as of December 31, 2004. All of these options were also amended in May 2003 to prohibit repricing. As of December 31, 2005, there were 140,000 options outstanding and exercisable related to these Non-Statutory Stock Option Grants and 760,000 had been exercised to date.

Information regarding all stock options is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balances, January 1, 2003	8,706,316	$ 15.12
Granted (weighted average fair value of $7.02)	799,100	19.97
Exercised	(1,552,892)	11.31
Cancelled	(309,811)	17.21
Balances, December 31, 2003	7,642,713	$ 16.31
Granted (weighted average fair value of $9.33)	1,843,100	27.08
Exercised	(2,270,666)	13.47
Cancelled	(344,530)	19.35
Balances, December 31, 2004	6,870,617	$ 19.99
Granted (weighted average fair value of $13.71)	694,550	28.18
Exercised	(1,037,779)	14.56
Cancelled	(331,566)	25.37
Balances, December 31, 2005	6,195,822	$ 21.53

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 4.31 - 12.98	1,034,058	4.79	$ 11.22	856,381	$ 10.91
$ 13.00 - 16.75	1,049,583	5.49	$ 14.64	950,808	$ 14.68
$ 16.81 - 23.88	1,116,288	5.37	$ 21.29	980,024	$ 21.49
$ 23.94 - 27.14	1,107,180	7.22	$ 26.22	586,129	$ 25.83
$ 27.37 - 28.19	1,076,296	8.36	$ 27.87	413,098	$ 27.96
$ 28.42 - 41.84	812,417	7.50	$ 29.10	245,845	$ 30.11
$ 4.31 - 41.84	6,195,822	6.42	$ 21.53	4,032,285	$ 19.46

Employee Stock Purchase Plans. In May 1998, FileNet adopted the 1998 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan (the “Purchase Plans”). In November 2005, the Purchase Plans were amended. The Purchase Plans cover substantially all employees of the Company. Eligible employees may elect to have a portion of their salary withheld for the purpose of making purchases under the Purchase Plans. Each participant is limited in any plan year to the acquisition of that number of shares that have an aggregate fair market value of not more than $25,000. Under the terms of the original Purchase Plans, common stock was offered in successive six-month offering periods to eligible employees of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever was lower. The plan was amended in April 2005. Under the terms of the amendment, common stock was offered in successive six-month offering periods to eligible employees of the Company at 95% of the market price of the common stock at the end of the offering period. The effective date of the amendment was the first day of the Purchase Period during which SFAS 123R becomes effective. During the past three fiscal years there were no charges or credits to income in connection with the Purchase Plans. During 2005, 2004 and 2003, the shares issued under the Purchase Plans were 246,532; 236,183; and 339,236 at a weighted average fair value of $9.58, $8.91, and $4.40 per share, respectively. At December 31, 2005, $424,506 had been withheld from employees’ salaries pursuant to the Purchase Plans for the current offering period, which expires on April 30, 2006. As of December 31, 2005, a total of 2,432,278 shares had been authorized to be included in the Purchase Plans. At December 31, 2005, approximately 312,483 shares remained available for future issuance.

Note 12	Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

Year ended December 31,	2005	2004	2003
Current:
Federal	$ 5,159	$ 7,044	$ 7,428
State	1,428	2,048	885
Foreign	2,828	2,777	1,825
Deferred:
Federal	9,065	(7,021)	(4,520)
State	(9)	(5,351)	(1,371)
Foreign	(613)	(786)	-
Total provision (benefit)	$ 17,858	$ (1,289)	$ 4,247

Income before income taxes consists of the following components (in thousands):

Year ended December 31,	2005	2004	2003
United States	$ 41,465	$ 24,864	$ 9,272
Foreign	16,748	3,261	5,895
Total	$ 58,213	$ 28,125	$ 15,167

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate is as follows:

Year ended December 31,	2005	2004	2003
Income taxes, at statutory federal rate	35%	35%	35%
State taxes (benefit), net of federal benefit	2	(8)	(2)
Tax rate differential on foreign earnings	(6)	3	(1)
Change in domestic valuation allowance	-	(36)	-
R&D Credit	-	(3)	(7)
Other	-	4	3
Total	31%	(5)%	28%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of these temporary differences consisted of the following as of December 31, 2005 and 2004, respectively (in thousands):

Year ended December 31,	2005	2004
Deferred taxes:
Loss carryforwards	$ 15,207	$ 27,939
Tax credit carryforwards	22,543	20,478
Accrued expenses	3,112	3,369
Sales returns and allowance reserves	208	405
Deferred revenue	6,592	6,275
Depreciable assets and amortizable assets	3,486	3,792
Other	(6,303)	(4,841)
Total	44,845	57,417
Valuation allowance	(1,863)	(17,708)
Net deferred tax asset	$ 42,982	$ 39,709

Recoverability of the existing net deferred tax assets is dependent on the continued federal and foreign profitability from operations. The Company regularly evaluates its net deferred tax assets for recoverability and establishes a valuation allowance when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The net increase (decrease) in the total valuation allowance was ($15,845,000), ($6,589,000) and $457,000 during 2005, 2004 and 2003, respectively. The 2005 net decrease of $15.8 million relates primarily to the reversal of the valuation allowance on net operating losses related to stock option deductions. This amount was credited to additional paid in capital within stockholders’ equity in the fourth quarter after internal evaluation of the current year domestic profits and future domestic projections. As of December 31, 2005, the remaining valuation allowance relates only to net operating loss carryforwards specific to certain foreign tax jurisdictions of approximately $1.9 million. The Company will continue weighing various factors in future years to assess the need for any additional changes in its valuation allowance related to either domestic or foreign deferred tax assets.

The Company has domestic federal net operating loss carryforwards available to offset future taxable income totaling $35.8 million and domestic tax credits of $22.5 million as of December 31, 2005. The domestic federal net operating loss carryforwards will expire at various dates from 2013 through 2024, and the domestic tax credits will expire at various dates from 2006 through 2024. At December 31, 2005, the Company had Irish, Canadian, Swedish and Austrian tax loss carryforwards relating to its foreign subsidiary operations that total approximately $8.7 million which have carry-forward periods of seven years to unlimited depending upon the specific country.

The Company has made no provision for U.S. income taxes or foreign withholding taxes on the earnings of its foreign subsidiaries, as these amounts are considered permanently reinvested outside the United States. At December 31, 2005, the cumulative amount of undistributed earnings was approximately $78.0 million, and the unrecognized deferred tax liability for these earnings was approximately $30.6 million.

Income tax returns filed by the Company are currently under examination by several state and foreign governments. The Company regularly assesses the likelihood of adverse outcomes resulting from current or future examinations to determine the adequacy of its provision for income taxes. The Company accrues for tax contingencies based upon its best estimate of the taxes it expects to pay. These estimates are updated over time as more definitive information becomes available or upon the completion of tax audits. Although the outcome of tax audits are always uncertain, based upon currently available information, management believes that the ultimate outcome of ongoing and future audits will not have a material effect on the Company’s financial position, cash flows or overall trends in results of operations.

The American Jobs Creation Act of 2004 (the “Act”), enacted on October 22, 2004, makes a number of significant changes to the income tax laws, which may affect the Company in future years. The main tax incentives affecting the Company include the new deduction for qualifying domestic production activities and the one time repatriation of foreign earnings subject to an effective tax rate of 5.25%. Management has concluded that it is not in the best interest of the Company to pursue repatriation of foreign earnings, and continues to evaluate the impacts of the deduction for qualifying domestic production activities in light of recent guidance on this subject.

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

The Company’s reporting units are the same as the lines of business and include Software, Customer Support, and Professional Services and Education. The Software operating segment develops, markets, and sells a software platform and application development framework for Enterprise Content Management and Business Process Management. The Customer Support segment provides after-sale support for software, as well as providing software upgrades under the Company’s right to new versions program. The Professional Services and Education segment provides fee-based implementation and technical consulting services related to the Company’s standard products and training services.

The accounting policies of the Company’s operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. The Company evaluates performance based on stand-alone segment gross profit. The Company does not separately allocate operating expenses to these segments, nor does it allocate specific assets to these segments. The Company does not evaluate performance based on the return on assets or on interest income at the operating segment level. Therefore, segment information reported includes only revenues, cost of revenues, and gross profit, as this information and the geographic information described below are the only information currently provided to the chief operating decision maker on a segment basis.

Operating segment data for the three years ended December 31, 2005, is as follows (in thousands):

	Software	Customer Support	Professional Services and Education	Consolidated
Year Ended December 31, 2005

Revenue	$ 167,223	$ 196,926	$ 57,694	$ 421,843
Cost of Revenue	10,714	44,227	47,365	102,306
Gross Profit	$ 156,509	$ 152,699	$ 10,329	$ 319,537

Year Ended December 31, 2004

Revenue	$ 154,279	$ 188,011	$ 55,268	$ 397,558
Cost of Revenue	15,122	41,989	44,954	102,065
Gross Profit	$ 139,157	$ 146,022	$ 10,314	$ 295,493

Year Ended December 31, 2003

Revenue	$ 149,214	$ 167,230	$ 48,061	$ 364,505
Cost of Revenue	13,800	42,785	42,346	98,931
Gross Profit	$ 135,414	$ 124,445	$ 5,715	$ 265,574

Revenue is attributed to geographic areas based on the location of the entity to which the products or services were sold. The operation in Ireland functions as a software manufacturing and service center for non-United States and non-Latin America customers. An allocation of its assets among the geographic segments is not prepared for management reporting. All other geographic locations include South America, the Middle East and Africa. Information concerning principal geographic areas in which the Company operates is as follows (in thousands):

Year ended December 31,	2005		2004		2003
	Revenue	Assets	Revenue	Assets	Revenue	Assets
North America:
United States	$ 286,037	$ 441,822	$ 278,177	$ 372,918	$ 257,100	$ 283,073
Canada	8,712	26,799	8,786	22,611	7,971	22,627
Total North America	294,749	468,621	286,963	395,529	265,071	305,700

Europe:
France	9,401	4,693	8,252	1,793	6,166	2,111
Germany	34,008	5,467	28,882	4,001	29,074	6,985
United Kingdom	24,731	24,001	21,250	29,845	18,930	20,810
Ireland	-	50,793	-	46,019	-	39,742
Other Europe	41,566	8,832	35,588	5,640	31,169	5,954
Total Europe	109,706	93,786	93,972	87,298	85,339	75,602

Asia Pacific	16,091	11,937	15,793	10,839	12,171	10,546
All other	1,297	-	830	-	1,924	-
Totals	$ 421,843	$ 574,344	$ 397,558	$ 493,666	$ 364,505	$ 391,848

Note 14	Litigation

In the normal course of business, the Company is subject to ordinary routine litigation and claims incidental to our business. The Company monitors and assesses the merits and risks of pending legal proceedings. While the results of litigation and claims cannot be predicted with certainty, based upon its current assessment, the Company believes that the final outcome of each existing legal proceeding will not have a materially adverse effect, individually or in the aggregate, on its consolidated results of operations or financial condition.

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

In connection with certain facility leases and other performance guarantees, the Company has guaranteed payments on behalf of some of its subsidiaries. To provide subsidiary guarantees, the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately $1.1 million issued in local currency in Europe and Asia as of December 31, 2005. Furthermore, the Company has signed two indemnity letters as performance guarantees in Europe in local currency equivalent to approximately $310,000 as of December 31, 2005.

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

The Company transacts business in various foreign currencies and enters into forward foreign exchange contracts in an effort to hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The company does not enter into forward foreign exchange contracts for speculative or trading purposes. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in non-operating income, net. The ultimate gain or loss with respect to currency fluctuations depends on the currency exchange rates and other factors in effect when the contacts mature. The Company enters into forward foreign exchange contracts in the first month of the quarter that generally mature within three months. Prior to 2005, the Company entered into forward foreign exchange contracts on the last business day of each quarter.

The following table summarizes the notional amounts of the Company’s foreign currency agreements outstanding as of December 31, 2005 and 2004.

At December 31,	2005		2004
	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold
European	$ 17,376,663	$ (8,287,393)	$ 22,546,242	$ (16,855,303)
Australian	704,527	(705,141)	-	-
Asian	2,249,532	(1,523,607)	1,292,685	(226,688)
Canadian	1,538,017	(11,591,754)	-	(5,785,124)
Total	$ 21,868,739	$ (22,107,895)	$ 23,838,927	$ (22,867,115)

The estimated fair value of the Company’s foreign currency agreements was a liability of approximately $160,000 as of December 31, 2005 and is included in other accrued liabilities on the Consolidated Balance Sheets. There was no fair value of such agreements at December 31, 2004 as they were entered into on the last day of the year.

Note 17	Related-Party Transactions

On June 5, 2002, the Compensation Committee of the Company’s Board of Directors (the “Board”) approved a loan to Mr. Lee Roberts, Chief Executive Officer, for $1.9 million to enable him to purchase a home in Orange County, California. Mr. Roberts has repaid this loan in full as of December 10, 2004. Mr. Roberts made total payments of $2,020,576 including $120,576 in interest and $1,900,000 in principal.

Employees recognize both ordinary income and payroll withholding tax obligations upon the lapse of restrictions on restricted stock awards. Holders of vested shares of restricted stock may elect to have the company withhold shares of common stock issuable under such award (or allow the return of shares of common stock) having a fair market value equal to the sums required to be withheld for payroll tax obligations. Accordingly, during 2005 the Company repurchased a portion of the vested shares of the CEO and the President as consideration for the Company’s payment of applicable employee withholding taxes in the amount of $120,355 (4,448 shares were repurchased). The Company also offers unsecured interest-bearing promissory notes which are payable within approximately 90 days to non-executive officers and non-directors as consideration for withholding tax obligations. As of December 31, 2005, two non-executive officers had loans in the combined amount of $40,076 for this purpose.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at Beginning of Period	Additions Charged to Revenue and Expenses	Deductions	Balance at End of Period

Year ended December 31, 2005:
Allowance for doubtful accounts and sales returns	$ 3,835	586	1,205	$ 3,216
Year ended December 31, 2004:
Inventory reserves	$ 250	-	250	$ -
Allowance for doubtful accounts and sales returns	$ 3,917	1,108	1,190	$ 3,835
Year ended December 31, 2003:
Inventory reserves	$ 301	547	598	$ 250
Allowance for doubtful accounts and sales returns	$ 4,232	653	968	$ 3,917

EXHIBIT INDEX

Exhibit Number	Exhibit Title

21.1	List of Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Chief Financial Officer