Form 10-Q
period 2006-03-31
FILENET CORP
filed 2006-05-09
CIK 706015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 5, 2006, there were 42,135,994 shares of the Registrant’s common stock outstanding.

FILENET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 271,508	$ 204,915
Short-term investments available for sale	149,927	178,923
Accounts receivable, net	48,728	58,559
Prepaid expenses and other current assets	15,785	14,677
Deferred income taxes	1,960	1,960
Total current assets	487,908	459,034

Property, net	20,891	21,007
Long-term investments	1,468	8,154
Goodwill	31,733	31,530
Intangible assets, net	9,134	10,133
Deferred income taxes	40,987	41,022
Other assets	3,279	3,464
Total assets	$ 595,400	$ 574,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 12,013	$ 14,893
Accrued compensation and benefits	22,002	39,133
Customer deposits and advances	8,221	8,874
Unearned maintenance revenue	71,092	45,092
Income tax payable	7,802	5,160
Other accrued liabilities	13,034	14,131
Total current liabilities	134,164	127,283

Unearned maintenance revenue and other liabilities	4,955	5,651
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock - $0.10 par value; 7,000,000 shares
authorized; none issued and outstanding
Common stock - $0.01 par value; 100,000,000 shares
authorized; 43,116,576 shares issued and
41,994,534 shares outstanding at March 31, 2006;
and 42,975,300 shares issued and 41,862,852 shares
outstanding at December 31, 2005	325,850	319,901

Retained earnings	141,472	133,867
Accumulated other comprehensive income	4,193	2,604
Treasury stock, at cost; 1,122,042 shares at
March 31, 2006; and 1,112,448 shares at
December 31, 2005	(15,234)	(14,962)
Net stockholders’ equity	456,281	441,410

Total liabilities and stockholders’ equity	$ 595,400	$ 574,344

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue:
Software	$ 44,853	$ 38,451
Customer support	48,988	48,333
Professional services and education	15,015	13,233
Total revenue	108,856	100,017

Costs:
Software	3,508	2,370
Customer support	11,962	10,526
Professional services and education	12,090	10,384
Total cost of revenue	27,560	23,280

Gross Profit	81,296	76,737
Operating expenses:
Sales and marketing	42,263	38,182
Research and development	21,712	18,630
General and administrative	9,892	9,226
Total operating expenses	73,867	66,038

Operating income	7,429	10,699

Other income, net	3,593	2,027

Income before income taxes	11,022	12,726

Provision for income taxes	3,417	4,454

Net income	$ 7,605	$ 8,272

Earnings per share:
Basic	$ 0.18	$ 0.20
Diluted	$ 0.18	$ 0.20

Weighted-average shares outstanding:
Basic	41,714	40,361
Diluted	43,011	41,706

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2006	2005

Net income	$ 7,605	$ 8,272
Other comprehensive income (loss):
Foreign currency translation adjustments	1,509	(2,614)
Unrealized holding gain (loss) on available-for-sale security, net of tax	80	(56)
Total other comprehensive income (loss)	1,589	(2,670)
Comprehensive income	$ 9,194	$ 5,602

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Three months ended March 31,	2006	2005

Cash flows provided by operating activities:
Net income	$7,605	$8,272
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,663	3,840
Loss on sale of fixed assets	1	15
Share based compensation expense	3,548	408
Excess tax benefits from employee stock option plans	(365)	-
Provision for doubtful accounts and sales returns	58	299
Deferred income taxes	35	(35)
Changes in operating assets and liabilities:
Accounts receivable	10,181	(5,223)
Prepaid expenses and other current assets	(659)	(1,193)
Accounts payable	(3,504)	(138)
Accrued compensation and benefits	(17,313)	(5,893)
Customer deposits and advances	(655)	(518)
Unearned maintenance revenue	25,184	27,122
Income taxes payable	2,664	3,582
Other	(1,993)	(1,834)
Net cash provided by operating activities	28,450	28,704

Cash flows provided by investing activities:
Capital expenditures	(1,974)	(955)
Proceeds from sale of property	6	2
Purchases of marketable securities	(221,133)	(283,607)
Proceeds from sales and maturities of marketable securities	257,205	368,525
Net cash provided by investing activities	34,104	83,965

Cash flows provided by financing activities:
Proceeds from issuance of common stock	2,401	1,323
Excess tax benefits from stock-based compensation	365	-
Net cash provided by financing activities	2,766	1,323

Effect of exchange rate changes on cash and cash equivalents	1,273	(2,096)

Net increase in cash and cash equivalents	66,593	111,896
Cash and cash equivalents, beginning of period	204,915	123,217
Cash and cash equivalents, end of period	$271,508	$235,113

Supplemental cash flow information:
Interest paid	$4	$2
Income taxes paid	$1,215	$892

Supplemental schedule of non-cash investing activities:
Unpaid purchases of property and equipment	$524	$630

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of FileNet Corporation and subsidiaries (the “Company” or “FileNet”) reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at March 31, 2006, and the results of its operations, its comprehensive operations and its cash flows for the three months ended March 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 10, 2006. The results of operations for the interim periods are not necessarily indicative of the operating results for the year, or any other future period.

Reclassifications. The following adjustments and reclassifications have been made to the Company’s Consolidated Statements of Cash Flows to conform to the current year’s presentation: (1) restricted stock compensation expense of approximately $408,000 in first quarter 2005 that was previously included in “Other” operating activities has been included in share based compensation expense; (2) accounts payable and capital expenditures have been adjusted to present the unpaid purchases of property and equipment of approximately $630,000 in first quarter 2005 as a non-cash investing activity.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which addresses certain aspects of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of a conditional asset. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 had no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were required to be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 had no impact on the Company’s consolidated financial statements.

3.	SHARE-BASED COMPENSATION

Stock Options and Employee Stock Purchase Plan

The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options granted under the 1995 Plan’s Discretionary Option Grant Program have an exercise price per share of 100% of the fair market value per share on the grant date and become exercisable in 25% annual installments beginning one year from the date of grant. On October 21, 1999, the Plan’s Discretionary Option Program was amended to change the vesting schedule of all options granted from that date forward to vest 25% of the option shares after 12 months of service from the grant date and the balance of the options to vest in 36 successive equal monthly installments upon completion of each additional month of service thereafter. The Company also offers an Employee Stock Purchase Plan with successive six-month offering periods to eligible employees of the Company. Prior to 2006, common stock was offered in successive six-month offering periods to eligible employees of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever was lower. During this time and prior to SFAS 123R, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and was not required to recognize compensation expense. Effective the first day of the Purchase Period during which SFAS 123R would be adopted, common stock was offered in successive six-month offering periods to eligible employees of the Company at 95% of the market price of the common stock at the date of purchase. Employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously withheld. Restricted stock awards and restricted stock units are also offered to key employees as more fully discussed below.

Stock Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted the provisions of SFAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, SFAS 123R, applies to new awards, unvested awards that are outstanding on the effective date of adoption and any awards that are subsequently modified or cancelled. Prior periods are not revised for comparative purposes. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date of adoption will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation.”

Prior to January 1, 2006, the Company had accounted for stock-based payments under the recognition and measurement provisions of Accounting Principles Board No. 25 (“APB 25”) and related interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation expense was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

In order to meet the fair value measurement objective, the Company utilizes the Black-Scholes option-pricing model to value compensation expense for share-based awards granted beginning in fiscal 2006 and developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from historical exercise activity for options granted within a specified date range. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the Company’s stock price based on historical market values within a specific date range. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation.

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 was $10.50 per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants:

Three months ended
March 31, 2006

Expected volatility	60%
Expected term life	4.24 years
Forfeiture rate	9.39%
Risk free interest rates	4.85%
Expected dividend	0%

Under the modified prospective method of SFAS 123R, compensation expense was recognized during the three months ended March 31, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation for all stock based payments granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior period financial results have not been restated.

As a result of adopting SFAS 123R, during the three months ended March 31, 2006, the Company recognized share-based compensation expense before tax of $2.6 million related to stock option grants. This incremental stock based compensation expense caused a decrease to net income by the income tax effect of 31% or $812,000 and decreased earnings per basic and diluted share by $0.05 and $0.04, respectively. Total estimated share-based compensation expense related to stock options, recognized for the three months ended March 31, 2006 was included in the following line items in the accompanying statement of income:

Three Months Ended
(in thousands)	March 31, 2006

Cost of software	$ 18
Cost of service	421
Sales and Marketing	1,027
Research and development	577
General and administrative	577
Total share-based compensation expense before taxes	$ 2,620

Pro forma information under SFAS 123 for Periods Prior to Adoption of SFAS 123R

The reported net income and net income per share for the three months ended March 31, 2005 have been presented below as if the Company had applied the fair value recognition provisions of SFAS 123 to awards granted under the company’s stock-based compensation plans:

(in thousands, except per share amounts)	Three months ended March 31, 2005

Net income, as reported	$ 8,272

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards, net
of related tax effects	2,447
Pro forma net income	$ 5,825

Earnings per share:
Basic earnings per share - as reported	$ 0.20
Basic earnings per share - pro forma	$ 0.14

Diluted earnings per share - as reported	$ 0.20
Diluted earnings per share - pro forma	$ 0.14

For the three months ended March 31, 2005 the pro forma effects of estimated share-based compensation expense includes the fair value of awards issued under the Employee Stock Option Plan and the Employee Stock Purchase Plan. The expense was estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (with the exception of the expected life (in years) for the stock purchase plan rights which have an expected life of 0.5 years):

Three Months Ended March 31, 2005

Expected life (in years)	5.52
Expected volatility	72%
Risk free interest rates	3.87%
Expected dividend	0%

Nonvested Stock

The Company grants restricted (nonvested) shares of the Company’s common stock to officers and key employees. These nonvested stock awards vest over time and certain awards include a feature that allows the stock to vest on an accelerated basis provided certain performance targets are achieved by the Company on an annual basis. Certain nonvested stock awards are also subject to change in control agreements and/or termination without cause provisions that could trigger accelerated vesting. Upon grant, the fair value of nonvested stock awards was recorded in the equity section of the balance sheet as an increase in common stock and a contra-equity offset to deferred compensation. With the adoption of SFAS 123R, the unamortized compensation cost was reclassified as a component of paid-in-capital. Expense related to the shares is amortized on a straight-line basis over the vesting period. Recognition of expense related to certain awards would be accelerated if certain performance targets had been achieved. In January 2006, restricted stock awards totaling 45,832 shares were released (vested) from the accelerated plan as performance targets for 2005 were achieved. Approximately $394,000 of nonvested stock compensation expense was recognized in the three-month period ended March 31, 2006, compared to $408,000 for the comparable three-month period in 2005. Total unrecognized compensation expense as of March 31, 2006 was $4.6 million and is will be recognized over a weighted average period of 2.4 years. The following table summarizes the awards of nonvested stock issued:

							Performance
							Vesting
Issuance	Shares	Share	Share	Forfeitures/	Shares	Vesting	Acceleration
Date	Issued	Price	Valuation	Buy-back	Vested	Schedule	Feature

12/15/2004	105,000	$ 26.64	$ 2,797,200	(4,448)	26,250	25% annually over four years	No

08/30/2004	15,000	$ 20.28	304,125	(1,975)	5,000	12/31/2008	Yes

07/14/2004	25,000	$ 20.76	519,000	-	6,250	25% annually over four years	No

03/09/2004	132,500	$ 27.47	3,639,775	(17,619)	40,832	12/31/2008	Yes
	277,500		$ 7,260,100	(24,042)	78,332

On March 9, 2006, the Company granted restricted (nonvested) stock units (“Units”) to certain officers and key employees. Upon vesting, the Units grant the holders the rights to an aggregate of 470,000 shares of common stock of the Company in each of the years 2006, 2007 and 2008 for a total of 1,410,000 Units granted. The Company’s Amended and Restated 2002 Incentive Award Plan (the “Plan”) currently limits the number of Units that may be granted under the Plan. Sufficient Units to satisfy years 2007 and 2008 require an amendment of the Plan, and the Company plans to present such proposed amendment to the Company’s stockholders at the 2006 Annual Meeting of Stockholders. In the event the Plan amendment is not approved by the Company’s stockholders, the 940,000 Units granted related to years 2007 and 2008 will be cancelled and of no effect. Vesting of the Units occurs if (a) the employee is still employed by the Company as of the end of the applicable fiscal year and (b) the Company meets certain performance criteria for such fiscal year consisting of targeted growth rates for revenues and operating income. Each of the annual awards is separate and distinct. The ability to retain (vest) in the award pertaining to 2006 is not dependent on service beyond 2006, and the failure to satisfy the performance condition in any one particular year has no effect on the outcome of any preceding or subsequent year. There are no restrictions on transferability subsequent to the vesting in and obtaining the underlying stock. The underlying stock is issuable upon vesting, or if timely elected by the holder, may be deferred until the holder’s termination from services with the Company.

The fair value measurement of compensation cost for each year is based on the market price of the Company’s common stock on the date of grant. On March 9, 2006, the date of grant, the price of the Company’s common stock was $25.58 per share. The compensation cost of the award depends on the estimated number of options that will vest based on the probable outcome of the performance condition and adjusted for subsequent changes in the estimated or actual outcome. The Company is required to reassess whether achievement of any performance condition is probable at each reporting date. Based on a requisite service period commencing on the grant date and an assessment of probable performance, approximately $534,338 of compensation expense was recognized in the three month period ended March 31, 2006 for the 470,000 nonvested stock Units that vest based on 2006 Company performance. The following table summarizes the awards of nonvested stock Units:

	Performance	Weighted
	Based	Average
	Nonvested	Grant Date
	Stock Units	Fair Value
Outstanding at January 1, 2006	-
Granted	470,000	$ 25.58
Vested	-
Forfeited/canceled	-
Outstanding at March 31, 2006	470,000	$ 25.58

On November 10, 2005, the FASB issued Staff Position No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for deductions resulting from the exercise of stock options and disqualifying dispositions as operating cash flows on its consolidated statement of cash flows. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

General Stock Option Information

The following is a summary of stock option transactions regarding all stock option plans for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2005	6,195,822	$ 21.53

Granted (weighted-average fair value of $10.50)	239,500	27.33
Exercised	(141,276)	17.00
Canceled or expired	(29,968)	25.72
Balance, March 31, 2006	6,264,078	$ 21.83

The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005 was $1,446,335 and $996,615, respectively. The intrinsic value is calculated as the difference between the market value as reported by the Nasdaq National as of March 31, 2006 of $27.11 and March 31, 2005 of $22.97 and the exercise price of the shares exercised in those three-month periods, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
4.31 - 13.21	1,045,734	4.67	$ 11.35	900,000	$ 11.12
13.38 - 18.45	1,212,705	5.37	$ 15.53	1,123,286	$ 15.48
18.75 - 25.28	1,049,736	4.56	$ 22.71	970,547	$ 22.85
25.58 - 27.49	1,376,858	8.23	$ 26.90	531,819	$ 26.91
27.77 - 28.66	1,330,045	8.60	$ 28.33	320,932	$ 28.16
28.74 - 41.84	249,000	3.03	$ 30.11	241,634	$ 30.13
Total	6,264,078	6.34	$ 21.83	4,088,218	$ 19.62

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $35,608,777 and $31,755,305, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2005 was $31,489,550 and $24,301,594, respectively.

4.	ACQUISITIONS

On October 3, 2005, the Company completed a stock purchase acquisition of Yaletown Technology Group, Inc. (“Yaletown”), a content compliance software company that provides the Company with additional technology and expertise to address the compliance market and increase the capability delivered by the FileNet Records Manager and Email Manager suites. The purchase price for the acquisition consisted of $11.5 million in cash consideration, less $786,000 of acquired cash, plus $227,000 in acquisition expenses.

In accordance with SFAS No. 141, “Business Combinations,” this acquisition was accounted for under the purchase method of accounting and was included in the operations of the Company commencing on the date of acquisition. The purchase price was allocated as follows (in thousands):

Yaletown October 3, 2005
Net tangible assets	$ 2,389
Goodwill	5,041
Core/developed technology	5,940
Technical manuals and design documents	-
Customer support relationships	500
In-process research and development(1)	1,200
Non-compete agreements	100
Liabilities assumed	(1,113)
Previous investment in Shana technology	-
Deferred tax liability	(2,330)
Total cash purchase price	$ 11,727
Less cash acquired	(786)
Net cash paid	$ 10,941

(1) Expensed immediately upon completion of acquisition

The pro forma effect of this acquisition would not have been material to our results of operations for the periods presented and therefore is not included.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. The Company’s reporting units are consistent with the reportable segments identified in Note 8. The Company also periodically evaluates whether events and circumstances have occurred between annual testing dates that indicate the carrying value of goodwill may not be recoverable. An impairment analysis was performed as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of March 31, 2006, there have been no indicators of impairment; therefore no interim impairment tests have been performed.

The following table presents the changes in goodwill by reporting segment during the three months ended March 31, 2006:

		Customer	Professional Services and
(in thousands)	Software	Support	Education	Total
Balance, December 31, 2005	$ 17,877	$ 7,101	$ 6,552	$ 31,530

Foreign currency effect	110	48	45	203

Balance, March 31, 2006	$ 17,987	$ 7,149	$ 6,597	$ 31,733

“Foreign currency effect” reflects the impact of fluctuating exchange rates on the portion of goodwill that was recorded for the Company’s foreign subsidiaries.

Identified intangible assets are recorded at cost less accumulated amortization. These assets are amortized using the straight-line method over estimated useful lives of two to five years. The determination of useful life and whether or not these assets are impaired involves judgment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates these assets for impairment based on forecasted undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss would be recorded for the excess of the asset’s carrying value over the fair value. While the Company has not experienced impairment of intangible assets in prior periods, it cannot guarantee that there will not be impairment in the future. Intangible assets subject to amortization consist of the following:

	March 31, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
(in thousands)	Asset	Amortization	Net	Asset	Amortization	Net
Acquired technology and
other related intangibles	$ 17,032	$ (7,985)	$ 9,047	$ 17,016	$ (6,998)	$ 10,018
Non-compete agreements
and patents	478	(391)	87	479	(364)	115
Total	$ 17,510	$ (8,376)	$ 9,134	$ 17,495	$ (7,362)	$ 10,133

Acquired technology and other related intangibles are being amortized over a useful life of four to five years, non-compete agreements are being amortized over three to four years, other related intangibles are being amortized over two to five years and patents were amortized over two years and are fully amortized. Amortization expense for intangible assets included in cost of revenue was approximately $860,000 for the three months ended March 31, 2006, compared to approximately $474,000 for the comparable period in 2005. Amortization expense for intangible assets included in research and development, customer support and other operating departments was approximately $143,000 for the three months ended March 31, 2006, compared to approximately $80,000 for the comparable period in 2005.

Estimated future amortization expense (assuming no foreign exchange effect) of purchased intangible assets as of March 31, 2006 is as follows:

(in thousands)
Fiscal Year	Amount
(Remainder) 2006	$2,908
2007	3,249
2008	1,848
2009	1,129
$9,134

6.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options, shares issuable under the employee stock purchase plan and restricted stock issued to key senior and executive management using the treasury stock method. The number of anti-dilutive options excluded from the earnings per share calculation for the three months ended March 31, 2006 was 1,404,764, compared to 1,345,145 for the three months ended March 31, 2005. The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005

Net income	$ 7,605	$ 8,272

Weighted average common shares
outstanding	41,918	40,639
Unvested restricted stock	(204)	(278)
Shares used in computing
Basic earnings per share	41,714	40,361

Earnings per basic share	$ 0.18	$ 0.20

Shares used in computing basic
earnings per share	41,714	40,361
Dilutive effect of stock plans	1,250	1,323
Dilutive effect of weighted average
common shares of unvested
restricted stock	47	22
Shares used in computing
diluted earnings per share	43,011	41,706

Earnings per diluted share	$ 0.18	$ 0.20

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of taxes, for the three months ended March 31, 2006 is comprised of the following:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Securities	Accumulated Other Comprehensive Income

Balance, December 31, 2005	$ 2,821	$ (217)	$ 2,604
Three month period changes	1,509	80	1,589
Balance, March 31, 2006	$ 4,330	$ (137)	$ 4,193

8.	OPERATING SEGMENT DATA

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

Operating segments data for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005

Software
Revenue	$ 44,853	$ 38,451
Cost of Revenue	3,508	2,370
Gross Profit	41,345	36,081

Customer Support
Revenue	$ 48,988	$ 48,333
Cost of Revenue	11,962	10,526
Gross Profit	37,026	37,807

Professional Services and Education
Revenue	$ 15,015	$ 13,233
Cost of Revenue	12,090	10,384
Gross Profit	2,925	2,849

Total
Revenue	$ 108,856	$ 100,017
Cost of Revenue	27,560	23,280
Gross Profit	81,296	76,737

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices, sales offices, development and manufacturing facilities, and other equipment under non-cancelable operating leases, some of which have renewal options and generally provide for escalation of the annual rental amount. Rental expense is recorded on a straight-line basis over the life of the lease and amounts related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of March 31, 2006 were as follows:

in thousands
2006 (remaining 9 months)	$ 9,436
2007	11,793
2008	10,618
2009	8,244
2010	6,883
Thereafter	6,328
Total	$ 53,302

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

In connection with certain facility leases and other performance guarantees, the Company has guaranteed payments on behalf of some of its domestic and foreign subsidiaries. To provide subsidiary guarantees, the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately $1.3 million as of March 31, 2006. Approximately $576,000 was issued in local currency in Europe and Asia, while the balance was issued in the United States.

The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.

The Company has not recorded a liability for the guarantees and indemnities described above in the accompanying consolidated balance sheet, as the fair value of such guarantees and indemnities is considered nominal.

Legal Proceedings

In the normal course of business, the Company is subject to routine litigation and claims incidental to its business. The Company monitors and assesses the merits and risks of pending legal proceedings. While the results of litigation and claims cannot be predicted with certainty, based upon its current assessment, the Company believes that the final outcome of each existing legal proceeding will not have a materially adverse effect, individually or in the aggregate, on its consolidated results of operations, liquidity or financial condition.

10.	FOREIGN CURRENCY TRANSACTIONS

The Company is exposed to foreign exchange rate fluctuations due to intercompany accounts between the U.S. parent company and the foreign subsidiaries. The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. The Company purchases foreign exchange contracts to mitigate the effect of exchange gains and losses on recorded foreign currency denominated monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. The Company does not enter into foreign exchange contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in other income, net in the consolidated statements of income. Forward contracts generally have terms of three months or less. The counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties and does not anticipate nonperformance by any counterparties. The Company does not anticipate a material loss resulting from any credit risks related to any of these institutions.

11.	INCOME TAXES

The Company’s combined federal, state and foreign annual effective tax rate applied to the three months ended March 31, 2006 was 31% compared to 35% for the comparable period in 2005. The decreased effective tax rate applied to the three months ended March 31, 2006 was primarily due to the expected higher mix of income earned by the lower taxed foreign subsidiaries versus the domestic operations.

12.	RELATED-PARTY-TRANSACTIONS

Employees recognize both ordinary income and payroll withholding tax obligations upon the lapse of restrictions on restricted stock awards. Holders of vested shares of restricted stock may elect to have the Company withhold shares of common stock issuable under such award (or allow the return of shares of common stock) having a fair market value equal to the sums required to be withheld for payroll tax obligations. Accordingly, during 2005 the Company repurchased a portion of the vested shares of its Chief Executive Officer and its President as consideration for the Company’s payment of applicable employee withholding taxes in the aggregate fair market value of $120,355 (4,448 shares were repurchased). In January 2006 the Company repurchased an aggregate of 9,594 vested shares of restricted stock with a fair market value of $272,853 from a number of the recipients as consideration for the Company’s payment of applicable employee withholding taxes. The Company also offers unsecured interest-bearing promissory notes which are payable within approximately 90 days to non-executive officers and non-directors as consideration for withholding tax obligations. As of December 31, 2005, two non-executive officers had loans in the combined amount of $40,076 for this purpose. These loans have been paid and there are no loans outstanding for this purpose at March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the factors described under the heading “Item 1A. Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2005. Our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge at www.filenet.com, when such reports are available at the Securities and Exchange Commission Web site.

Overview

We develop, market, sell and support a software platform for Enterprise Content and Business Process Management. This platform, called FileNet P8, provides a flexible and scaleable framework for developing solutions that provide our customers with the ability to manage content throughout their organizations, and streamline their business processes. Enterprise Content Management (“ECM”), refers to the broad range of functions used by organizations of all types, including businesses and governmental agencies, to control and track information, or content, that is important to the organization’s operations, whether that information is used internally, such as sales contracts or product diagrams, or externally, such as content provided to customers through a Web site. The content our software manages, commonly called unstructured content, includes, but is not limited to: Web pages, word processing documents, spreadsheets, HTML, XML, PDF, document images, email messages and other electronic content. Our software offers customers the ability to configure, design, build and deploy ECM solutions to meet the needs of their particular business or organization.

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

Our earnings results are highly sensitive to fluctuations in revenue due to the fixed nature of a significant portion of our cost structure. Facilities and employee compensation and benefits related expenses are fixed in nature and represent approximately 60% of our cost structure. Our future profitability is contingent upon revenue growth achieved through continued investments in internally developed or acquired software technologies that produce earnings at a higher rate than fixed cost increases.

We invest heavily in research and development in order to design and develop products that will meet the needs of large organizations. Our sales are driven by a combination of direct and in-direct sales organizations. Typically our sales cycle requires significant selling costs and long lead times in order to secure software license sales and associated services.

Software

The FileNet P8 architecture provides our customers with enterprise-level software that is scalable and flexible to handle demanding content challenges and manage complex business processes. The FileNet P8 architecture provides a framework for functional expansion to provide enhanced content and process management across an enterprise through product suites; each emphasizing a different aspect of the ECM solution set, with functions grouped in a logical order that are designed to meet a customer’s particular ECM needs. Each suite can be implemented individually, but remains expandable to include all FileNet content and process management capabilities. Solutions and applications, built by third party partners or our customers using FileNet P8 software, are designed to manage content; allowing organizations to capture, create, use, and activate that content in order to make better decisions faster and bring control and consistency to business processes, to improve efficiency and address compliance requirements.

We license our ECM software to companies in the energy, financial services, government, insurance, manufacturing, telecommunications, utilities and other industries, both directly to the end user and through partners. The growth in software license revenue is affected by the strength of general economic and business conditions, as well as the competitive position of our software products. Long sales cycles and the timing of a few large software license transactions that can substantially affect our operating results characterize our enterprise software business. We believe we are well positioned to grow our revenue through our software products that address our current and prospective customers’ content management and business process improvement requirements; including improved regulatory compliance. The ability to meet regulatory and compliance requirements has become increasingly critical for large public enterprises in order to maintain proper documentation for all key transactions. However, we believe software revenue will continue to be affected by future economic conditions.

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

Our customers typically purchase support at the time they acquire new software licenses and renew their software license support contracts annually, provided their systems are still in service. The growth of support revenue is influenced by the renewal rate of the existing customer base and the amount of new support contracts associated with the sale of new software licenses. We believe that our customer support revenue will continue to grow as we sell new software licenses and our customers continue to renew their product support contracts.

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

Research and Development

We have made and expect to continue to make substantial investments in research and development, through internal and third party development activities, third-party licensing agreements and through technology acquisitions. Our research and development efforts focus on our Enterprise Content Management capabilities in relation to platform capabilities and feature improvements to enhance our customers’ ability to configure, design, build and deploy a variety of ECM and Business Process Management solutions in order to meet a broad range of content management and business process management needs within a scalable platform. Additionally, we license third-party software that is designed to expand our product offerings and the functionality of our products through a variety of agreements with the producers of this software. We expect research and development to remain a significant portion of our cost structure in 2006.

Critical Accounting Policies and Estimates

The consolidated financial statements of FileNet are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

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

We derive revenue from the following sources: (1) software, which includes software licenses; (2) customer support revenues, which include annual maintenance agreements; and (3) professional services, which include consulting, implementation and training services.

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

Vendor specific objective evidence (“VSOE”) of fair value for customer support is determined by reference to the price our customers pay for such support when sold separately; that is, the renewal rates paid by our customers. Revenue from customer support contracts is recognized ratably over the term of the arrangement, which is typically 12 months. VSOE of fair value for professional services is based upon the established pricing and discounting practices for those services when sold separately. Historically, we have been able to establish VSOE for customer support and professional services, but we may modify our pricing practices in the future, which could result in changes in, or the inability to support, VSOE of fair value for these undelivered elements. If this occurs, our future revenue recognition for multi-element arrangements could differ significantly from our historical results. A majority of our professional service revenue is derived from time and materials based contracts that typically range from three months to one year in duration. Revenue is recognized on such contracts as time is incurred and approved by the customer. We also provide fixed price pre-packaged services that are several months in duration. Revenue from such short-term fixed price contracts is recognized upon completion of the work. Short-term fixed-price contracts of a repetitive nature are more readily estimable than long-term contracts. Our ability to make judgments about revenue and cost for these types of contracts has in the past been accurate. We have little exposure to cost overruns in professional services engagements as any additional services are pre-approved by our customers in time and material contracts and our fixed price contracts are normally very short term in nature and highly estimable.

We use judgment in assessing whether fees are fixed and determinable and probable of collection at the time of sale. Since customers who have previously deployed our products somewhere within their enterprise comprise approximately 80%-90% of software sales, our ability to assess the credit-worthiness of a transaction is supported by the collection history we have with that customer. In the past, our ability to judge the probability of collection has been highly accurate and we expect that this will continue. Our standard payment terms range from net 30 to net 90 days. Payments that are due within 90 days are deemed to be fixed or determinable based on our successful collection history on such arrangements. To the extent we elect to provide extended payment terms beyond 90 days for competitive or other reasons, revenue is recognized when the amounts become due. Historically, sales returns and bad debt write-offs have been insignificant and within management’s expectations. However, any adverse changes in these trends could impact the timing of revenue recognition in the future.

In addition to direct customer sales, we sell through third-party channel partners. Our channel partners do not inventory our software products; rather, shipments are made only when the partner places an order for a specific end user. We require our channel partners to provide us with the name and address of all end-users at the time an order is placed and, in many cases, we ship our products directly to the end- user. Software license revenue from channel partners is recognized when an end-user is identified, product is delivered either to a channel partner or to their designated end-user and all other revenue recognition criteria are met. As our channel partners only purchase our product for specific end-users, we are not subject to channel inventory returns or price protection issues.

Stock based compensation expense. We grant options to our employees and directors under our stock option plans. The benefits under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share Based Payment.” Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006 and prior to but net yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and determine compensation cost for those shares expected to vest using the graded vesting method over the requisite service period for each separately vesting portion of the award. Prior to SFAS 123R, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and were not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Eligible employees can also purchase shares of our common stock in successive six-month offering periods at 95% of the market price of the common stock at the end of the offering period under our employee stock purchase plans. The benefits provided under these plans do not require recognition as share-based payments under the provisions of SFAS 123R. Prior to 2006, common stock was offered in successive six-month offering periods to eligible employees of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever was lower. During this time and prior to SFAS 123R, we accounted for these plans under APB 25 and were not required to recognize compensation expense.

We use the Black-Scholes option-pricing model for estimating the value of share-based awards on the grant date. The determination of the fair value of share-based payment awards using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option expense behaviors that affect expected life, actual and projected forfeiture rates, risk-free interest rate and expected dividends. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes model, we have used historical volatility data that we believe represents expectations about the future volatility over the expected term of employee share options. The risk-free interest rate is based on the yield curve of U.S. Treasury notes for a period consistent with expected term of the option in effect at the time of grant. Historical option cancellation information is used to estimate the post-vesting forfeiture rate. The estimate of expected term utilizes our historical share option exercise experience as the best estimate for future exercise patterns. We do not anticipate paying any cash dividends in the foreseeable future.

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

Goodwill and Other Intangible Assets. Our business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. Our reporting units are consistent with the reportable segments identified in Note 8. We also periodically evaluate whether events and circumstances have occurred in between annual testing dates that indicate the carrying value of goodwill may not be recoverable. We performed an impairment analysis as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of March 31, 2006, there have been no indicators of impairment; therefore, no interim impairment tests have been performed.

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

We recognize deferred income tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Such deferred income taxes primarily relate to the timing of the recognition of certain revenue items and the timing of the deductibility of certain reserves and accruals for income tax purposes. We regularly review the deferred tax assets for recoverability and establish a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004 and 2005, we concluded that the valuation allowance associated with domestic net operating losses (“NOL’s”) and other temporary differences, inclusive of NOL’s related to stock option deductions, should be fully reversed as a result of the cumulative domestic profits in recent years and future domestic projections. The reversal was recorded to either the income statement or additional paid in capital depending upon the underlying item. However, we could be required to record a valuation allowance against the deferred tax assets if we are unable to generate sufficient future taxable income, fail to benefit from our tax planning strategies or if there is a material change in the actual effective tax rates or time periods within which the underlying timing differences become taxable or deductible. Increases in the valuation allowance could have a material adverse impact on our income tax provision and our net income.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenue:
Software	41.2%	38.5%
Customer support	45.0	48.3
Professional services and education	13.8	13.2
Total Revenue	100.0	100.0

Cost of revenue:
Software	3.2	2.4
Customer support	11.0	10.5
Professional services and education	11.1	10.4
Total cost of revenue	25.3	23.3

Gross Profit	74.7	76.7

Operating expenses:
Sales and marketing	38.8	38.2
Research and development	20.0	18.6
General and administrative	9.1	9.2
Total operating expenses	67.9	66.0

Operating income	6.8	10.7
Other income, net	3.3	2.0
Total income before income tax	10.1%	12.7%

Revenue

Total revenue grew by 8.8% in the quarter ended March 31, 2006, compared to the same period in 2005 as software revenue grew by 16.6% and combined services revenue grew by 4.0%. Further discussion of revenue trends with additional explanation is contained below in each revenue component discussion. Total revenue growth is dependent upon continued software revenue growth and a continued high renewal rate of maintenance contracts to support our installed base.

Revenue by Geography. The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

	Three Months Ended March 31,		% increase
(in thousands)	2006	2005	(decrease)

$ Total Revenue
Total United States Revenue	$ 69,270	$ 68,597	1.0%

Europe, Middle East and Africa	31,444	25,538	23.1%
Canada, Latin America and Asia	8,142	5,882	38.4%
Total International Revenue	39,586	31,420	26.0%

Total Revenue	$ 108,856	$ 100,017	8.8%

% of Total Revenue
United States Revenue	63.6%	68.6%
International Revenue	36.4%	31.4%
Total Revenue Contribution	100.0%	100.0%

The growth in all our geographic markets is due to continued market acceptance of FileNet P8 products with expansion of our products throughout our installed base, better sales execution, and additions to our product offerings. The revenue growth of 26.0% in our international markets in the three months ended March 31, 2006, compared to the same period in 2005 is the result of our efforts to expand our contribution from these markets through increased marketing programs targeted in those regions along with product development to enhance localization requirements and improved sales execution. As a percentage of total revenue our international markets grew by 5.0 percentage points. These percentages can fluctuate from quarter to quarter depending on the geographic location of any one large transaction. While we expect international revenue to continue to represent a significant percentage of total revenue, strengthening of the U.S. dollar against the Euro and other major international currencies can adversely affect international revenue.

Revenue by Reporting Segment. The following table sets forth total revenue by reporting segment and as a percentage of total revenue for the periods indicated:

Revenue by Reporting Segment

	Three Months Ended March 31,		Percent
(in thousands)	2006	2005	Change

$ Total Revenue
Software	$ 44,853	$ 38,451	16.6%
Customer Support	48,988	48,333	1.4%
Professional Services and Education	15,015	13,233	13.5%
Total Revenue	$ 108,856	$ 100,017	8.8%

% of Total Revenue
(“ppt”– percentage point)
Software	41.2%	38.4%	2.8 ppt
Customer Support	45.0%	48.3%	(3.3) ppt
Professional Services and Education	13.8%	13.3%	0.5 ppt
Total Revenue Contribution	100.0%	100.0%

Software. Software revenue consists of fees earned from the licensing of our software products to our customers. Software revenue for the three months ended March 31, 2006 increased by 16.6% when compared to the same three-month period in 2005. We attribute this growth in the first quarter of 2006 to continued economic stability together with steady demand, particularly in Europe, for our software products that fulfill the requirement for companies to manage increasing quantities of unstructured content and use it in business processes in an electronic environment.

Our expanded FileNet P8 platform, new offerings through acquisitions and licensing of third-party products, and development of added features and functionality that were introduced in 2005, allow us to address the broader demands within our installed base at an enterprise level. In addition, Enterprise Content Management and Business Process Management software can help solve the current focus of large companies on regulatory and compliance requirements related to managing content. Approximately 80%-90% of our software revenue is generated from our installed base of customers who are seeking an enterprise level solution rather than a point solution to manage their content and automate business processes. We believe these customers will continue to expand their use of our products throughout their enterprise beyond the department or division level and we believe information technology spending will continue to grow at a moderate, but steady pace in 2006.

Customer Support. Customer support revenue consists of revenue from software maintenance contracts, time and material billings for services outside the terms of support contracts. Support contracts entitle our customers to receive technical support, error corrections and upgrades to new versions of software releases when and if available. Customer support revenue is generated from maintenance contracts for current year software sales and from the renewal of existing maintenance contracts for previously sold software licenses on installed systems. The growth rate of customer support revenue does not necessarily correlate directly to the growth rate of new software license revenue in a given period. The renewal rate and the transition to newer products can have a larger influence on customer support revenue growth than current software revenue growth. Factors that are currently adversely impacting the growth of our customer support revenue include: competitive pricing, mergers and acquisitions within our customer base and FileNet P8 transitions with retirement of older products. The result has been a lower growth in customer support revenue of 1.4% in the first quarter of 2006 when compared to the growth of 6.8% a year ago. We have historically experienced a high contract maintenance renewal rate in excess of 90% among our existing customers and continue to see this high level of renewal. We believe we will continue to experience this high rate of renewal on support contracts, as our customers tend to deploy mission-critical applications using our software to manage content and business processes. While we do not expect our maintenance renewal rates to deteriorate, if they were to decline materially, our maintenance revenue and total revenue would likely decline materially as well.

Professional Services and Education. Professional services and education revenue is earned by providing consulting services to customers for the design, implementation, deployment, upgrade and migration of our software products, technical consulting services provided to our resellers, and training services. No modifications are made by professional services to our standard base product code once the software has been sold. Professional services are usually performed on a time and material basis and are also generated from short-term fixed price packaged services.

Professional services and education revenue increased by 13.5% in the three months ended March 31, 2006, compared to the same period in 2005, which is attributable to the higher software revenue in recent quarters that were characterized by sales of new products. Professional services and education revenue is dependent on the level and the nature of software sales in prior periods, particularly new customer sales. Software sales that are characterized by purchases for additional software licenses that simply increase the number of users generate smaller engagements, fewer implementations and a lesser need for customer training classes. Therefore, the growth rate of professional services and education revenue does not necessarily correlate directly to the growth rate of software license revenue in a given period, rather it correlates to the nature of these sales.

Our customer base has substantial in-house knowledge of our products, which results in less demand for our services for add-on business. We continue to place emphasis on growing our partner business to provide large-scale professional services to our customers rather than expanding our own internal resources. Based on these factors and due to the number of new products that the Company has announced, many of which will require professional services for implementation and education services for training, we believe we will experience a moderate increase in professional services and education revenue in 2006. Our dependency on new system sales to generate the professional services and education demand from our customers will continue.

Cost of Revenue

Cost of Revenue by Reporting Segment. The following table sets forth total cost of revenue by reporting segment and as a percentage of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

	Three Months Ended March 31,		Percent
(in thousands)	2006	2005	Change

$ Total Cost of Revenue
Software	$ 3,508	$ 2,370	48.0%
Customer Support	11,962	10,526	13.6%
Professional Services and Education	12,090	10,384	16.4%
Total Cost of Revenue	$ 27,560	$ 23,280	18.4%

% Total Cost of Revenue
Software	7.8%	6.2%	1.6 ppt
Customer Support	24.4%	21.8%	2.6 ppt
Professional Services and Education	80.5%	78.5%	2.0 ppt
Total Cost of Revenue as a % of Revenue	25.3%	23.3%

Software. Cost of software revenue includes royalties, referral fees, amortization of acquired technology, media costs and the cost to manufacture and distribute software. The cost of software revenue as a percentage of software revenue increased 1.6 percentage points to 7.8% in the three months ended March 31, 2006 from 6.2% for the same period in 2005, as a result of an increase in third-party fees and amortization expense. Amortization included in software cost of revenue increased approximately $386,000 from $474,000 at March 31, 2005, to $860,000 at March 31, 2006. This increase is attributable to increased amortization expense for acquired technology from our October 2005 Yaletown acquisition. Expensing of stock options had a negligible effect of approximately half of a percent on software cost. Going forward we anticipate cost of software revenue to range between 6%-8% of revenue. Future acquisitions resulting in additional acquired technology and future integration of additional third-party technology with our products will result in increased software cost, but we expect such increase to be offset by increased revenue.

Customer Support. The cost of customer support revenue includes the cost of customer support personnel, facility and technology infrastructure expenses in our call centers. The cost of customer support revenue as a percentage of customer support revenue increased 2.6 percentage points to 24.4% in the three months ended March 31, 2006, from 21.8% for the same period in 2005. Approximately 65% of customer support costs are personnel related expenses. These costs have increased in absolute dollars due to salary and benefits increases related to headcount increases, along with merit increases to compensation. Expensing of stock options increased customer support cost by $211,000, or less than 1% in absolute dollars. We expect the cost of customer support revenue to range between 22%-25% of customer support revenue for the near future as long as customer support revenue grows at a higher rate than costs. We believe the current cost structure, with a small increase in the number of personnel in the customer support organization will be sufficient to support 2006 projected revenue.

Professional Services and Education. Cost of professional services and education revenue consists of the costs of professional services personnel, training personnel, and third-party contractors. We have a pool of qualified Service Providers represented by approximately 60 companies with 450 trained contractors who provide services on an as-needed basis. The cost of professional services and education revenue as a percentage of professional services and education revenue increased 2.0 percentage points to 80.5% for the three months ended March 31, 2006, from 78.5% for the same period in 2005. The increase in absolute dollars is primarily due to an increase of $1.8 million for service providers to accommodate increased revenue along with increased compensation related to headcount increases, merit increases and variable compensation. Stock option expensing of $210,000 accounts for 1.0% of the increase. Together with our pool of Service Providers, we believe our headcount in the professional services and education segment allows for revenue growth without adding significant additional resources. We expect professional services and education costs as a percentage of professional services and education revenue to range between 79%-84% in the near term assuming professional services and education revenue continues to grow.

Operating Expenses

Total Operating Expenses. The following table sets forth total operating expense by function and as a percentage of total revenue for the periods indicated:

Operating Expenses

	Three Months Ended March 31,		Percent
(in thousands)	2006	2005	Change

$ Total Operating Expenses
Research and Development	$ 21,712	$ 18,630	16.5%
Selling and Marketing	42,263	38,182	10.7%
General and Administrative	9,892	9,226	7.2%
Total Operating Expenses	$ 73,867	$ 66,038	12.0%

% Total Operating Expenses
Research and Development	19.9%	18.6%	1.3 ppt
Selling and Marketing	38.8%	38.2%	0.6 ppt
General and Administrative	9.1%	9.2%	(0.1) ppt
Operating Expense as a % of Revenue	67.9%	66.0%

Research and Development. Our research and development efforts focus on platform capabilities and feature improvements to our product suites through both internal and third-party development resources, and by obtaining third-party technology to enhance product capabilities through licensing agreements and acquisitions. We use third-party development resources in India and China for product localization and selected development. Our acquisitions in the last several years have focused on specific technology such as e-mail management and e-forms capability.

Our research and development expense consists primarily of personnel costs for internal software development; third party contracted development resources, and related facilities costs. In absolute dollars research and development expense increased 16.5% or $3.1 million in the three months ended March 31, 2006, compared to the same period in 2005. This increase is primarily due to increased compensation and benefits expense of approximately $1.5 million related to increased internal headcount of 66 from a year ago, partially attributable to headcount increases from the acquisition of Yaletown in October 2005. In addition, contracting expense increased by approximately $1.0 million related to fees paid to OEM providers for development of specific features and functionality related to the products being licensed. Stock option expensing of $577,000 accounts for approximately 3% of the increase. We intend to continue to modestly increase research and development headcount to invest in adding functionality to our FileNet P8 platform, increase support for industry standards, and extend the scalability, manageability, and openness of the FileNet P8 architecture. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position. We expect research and development expense to range between 17%-20% of revenue assuming revenue growth in the near term.

Selling and Marketing. We sell our products through a direct sales force and our indirect channel sales partners. Our selling and marketing expense consists of compensation, benefits, sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market development programs. Selling and marketing expense increased 10.7% in absolute dollars when comparing the three months ended March 31, 2006 to the same period in 2005. This increase was primarily due to increased compensation and benefit expense of approximately $1.9 million attributable to merit increases and increased headcount of 55 employees year over year along with increased commission expense of approximately $0.6 million. Another 2.4%, or $1.0 million, of the increase is attributable to stock option expense. We expect expense levels in future quarters to reflect incremental hiring in sales and marketing along with increased marketing program expense related to lead generation, brand awareness and the promotion of new product offerings. We expect selling and marketing expense to range between 37%-41% of revenue in the near-term.

General and Administrative. Our general and administrative expense consists primarily of compensation, benefits, and other expenses related to personnel costs for finance, information technology, legal, human resources and general management and the cost of outside professional services. General and administrative expense increased 7.2% in absolute dollars in the three month period ended March 31, 2006, compared to the same period in 2005. Stock expense of approximately $577,000 accounted for 6% of this increase in absolute dollars. We expect general and administrative expense to range between 8%-10% of revenue in the near-term.

Other Income, Net. Other income, net consists primarily of interest income earned on our cash and investments, and other items including realized foreign exchange gains and losses and interest expense. Other income, net was $3.6 million for the three months ended March 31, 2006, compared to $2.0 million for same period in 2005. Interest income increased to $3.7 million in the three months ended March 31, 2006, compared to $2.2 million for the same period in 2005. This increase in interest income is attributable to a higher cash and investment balance of $47.5 million year over year and a higher weighted average interest rate earned on cash, cash equivalents and investments which was 4.10% during the three months ended March 31, 2006, compared to 2.44% for the same period in 2005.

Provision for Income Taxes. Our combined federal, state and foreign annual effective tax rate applied to the three months ended March 31, 2006 was 31%, compared to 35% for the comparable three-month period in 2005. The decreased effective tax rate applied to the three months ended March 31, 2006 was primarily due to the expected higher mix of income earned by the lower taxed foreign subsidiaries versus the domestic operations. Our effective tax rate is based on estimated earnings by geographic location. To the extent that our earnings or the distribution of our earnings differs from the current estimate, our effective tax rate could be materially impacted.

Liquidity and Capital Resources

As of March 31, 2006, cash, cash equivalents, and investments were $422.9 million, an increase of $30.9 million from December 31, 2005. Cash, cash equivalents and investments as of March 31, 2006 include $336.2 million in the United States and $86.7 million held by our foreign subsidiaries. Cash and cash equivalents consist of high quality and highly liquid investments in short-term money market funds, United States government agency discount notes, and corporate notes. Cash equivalent investments include commercial paper, corporate and government securities with original maturities of 90 days or less. Short-term investments include investment instruments with maturities of greater than 90 days and less than 365 days as well as auction rate securities that reset interest rates at auction intervals ranging from 7, 28, 35, or 49 days. Long-term investments consist of high grade corporate and government securities with maturities greater than 12 months and less than three years. These securities are classified as available-for-sale and are consequently recorded in the Consolidated Balance Sheet at fair value with unrealized holding gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Net income is a primary source of cash from operating activities. Net income was $7.6 million and $8.3 million for the three months ended March 31, 2006 and 2005, respectively. Depreciation and amortization is added to net income to provide cash from operating activities, although the amount has declined year to year due to tight budgetary control over capital spending. This results in lower depreciation expense as the asset base declines. However, we expect capital spending to increase in 2006 from 2005 levels as a result of increased spending on upgrades to infrastructure, equipment and software. Depreciation and amortization expense was $3.7 million in the three months ended March 31, 2006 down from $3.8 million for the same three months in 2005. Our cash from operations is also impacted by changes in working capital accounts. Changes in accounts receivable and unearned revenue have typically had the largest impact on our cash flows. Cash inflows from accounts receivable in the first quarter of 2006 was $10.2 million, as compared to a decrease of $18.9 million for the quarter ending December 31, 2005. This increase was attributable to lower sales days outstanding when comparing the metric at December 31, 2005 to March 31, 2006. The days sales outstanding metric, which is calculated by dividing quarter-end accounts receivable by average daily sales for the quarter, was 40 days at March 31, 2006 compared to 47 days at December 31, 2005. We attempt to structure our sales contracts to require a majority of payments in 30 days or less, and all payments in 90 days or less. To the extent that competitive pressures require us to extend our terms, it will result in a decrease to our operating cash flows. Our annual customer support agreements are typically prepaid at the beginning of the support period, resulting in large cash inflow and a corresponding increase in unearned maintenance revenue. This has historically resulted in significant cash inflows in the first quarter, when the largest portion of our support agreements renew and declines in subsequent quarters as the revenue is amortized over the year. This trend continued in 2006 with $25.2 million providing cash from operating activities in the three months ended March 31, 2006.

Net cash generated from investing activities was $34.1 million and $84.0 million in the three months ended March 31, 2006 and 2005, respectively. Excess cash from operations is invested in high quality debt instruments and securities, and the timing of purchases and maturities of investments can result in significant short-term fluctuations in net cash used or generated from investing activities at the end of any period. As we continue to generate excess cash, we expect to invest such amounts in marketable securities. However, based on the nature of our investment policy, all such investments are available in the short term if needed for any reason. Capital spending has been under tight budgetary control and accounted for net cash used of $2.0 million in the first three months of 2006 compared to $1.0 million in the first three months of 2005. We expect increased capital expenditure levels in 2006 compared to spending levels in 2005.

Net cash provided by financing activities results from the proceeds of common stock related to employee stock option plans and employee stock purchase plans. Cash generated from this activity was $2.4 million for the three months ended March 31, 2006 compared to $1.3 million for the same period in 2005. The stock price in the first three months of 2006 compared to 2005 favorably impacted this activity. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions.

The effect of exchange rate changes on cash and cash equivalents held in foreign currency had the effect of increasing net cash in the three months ended March 31, 2006 by $1.3 million due to the fluctuations of the dollar against the Euro and other currencies. The fluctuation of the dollar for this same three months in 2005 decreased net cash by $2.1 million.

We recorded $3.5 million in share-based compensation expense during the three months ended March 31, 2006. With the adoption of SFAS 123R we determined that the tax benefit from stock options exercised in the period resulted in a reclassification of approximately $365,000 to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

We have no borrowing arrangements as of March 31, 2006. We believe that our present cash balances, together with internally generated funds, will be sufficient to meet our working capital and capital expenditures for at least the next 12 months.

Other Financial Instruments

We conduct business on a global basis in several currencies. Accordingly, we are exposed to movements in foreign currency exchange rates. We enter into forward foreign exchange contracts as a hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity. While we are exposed to market risk on the forward foreign exchange contracts as a result of changes in foreign exchange rates; the market risk should be offset by changes in the valuation of the underlying exposures. These contracts do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Gains and losses on these contracts, which equal the difference between the forward contract rate and the prevailing market spot rate at the time of valuation, are recognized in the consolidated statements of income. All outstanding forward contracts are marked to market at the end of each month and generally have terms of three months or less. The counterparties to these contracts are major financial institutions. The Company uses commercial rating agencies to evaluate the credit quality of the counterparties and does not anticipate nonperformance by any counterparties. The Company does not anticipate a material loss resulting from credit risks related to any of these institutions.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) which requires companies to expense the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. We adopted the provisions of SFAS 123R on January 1, 2006 using a modified prospective application. Under the modified prospective application, SFAS 123R, applies to new awards, unvested awards that are outstanding on the effective date of adoption and any awards that are subsequently modified or cancelled. Prior periods are not revised for comparative purposes. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date of adoption will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, “Accounting for Stock-Based Compensation.”

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which addresses certain aspects of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of a conditional asset. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 had no impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principle were required to be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 had no impact on our consolidated financial statements.

Other Matters

Environmental Matters. We are not aware of any issues related to environmental matters that have, or are expected to have, a material affect on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Our investments in marketable securities consist of high-grade corporate and government securities with maturities of less than three years. Investments purchased with an original maturity of three months or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The average maturity of our investment portfolio is approximately 42 days; therefore, the movement of interest rates should not have a material impact on our balance sheet or income statement.

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of March 31, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of March 31, 2006 and 2005. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $195,000 at March 31, 2006, and approximately $314,000 at March 31, 2005. Similarly, a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $390,000 at March 31, 2006, and approximately $629,000 at March 31, 2005.

The following table provides information about our investment portfolio at March 31, 2005 (in thousands):

Debt Securities	Cost	Unrealized Loss	Estimated Fair Value
Due in one year or less:
Corporate	$ 3,222	$ (30)	$ 3,192
Governments/Agencies	46,676	(162)	46,514
Short-term munis	94,608	(16)	94,592
Commercial paper	5,639	(10)	5,629
Total due in one year	$ 150,145	$ (218)	$ 149,927

Due in one to three years:
Corporate	$ -	$ -	$ -
Government/Agencies	-	-	-
Short-term munis	1,474	(6)	1,468
Total due in one to three years	8,223	(6)	1,468
Grand total	$ 151,619	$ (224)	$ 151,395

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify short-term investments in current assets, as all such investments are available for current operations.

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to our revenue and operating expenses. We have entered into forward foreign exchange contracts in an effort to hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity (mainly in Europe and Asia Pacific). We have not entered into forward foreign exchange contracts for speculative or trading purposes. Gains and losses on foreign exchange contracts are included in other income in the Consolidated Statements of Income and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments or liabilities denominated in currencies other than the functional currency of the reporting entity. Our forward contracts have an original maturity of approximately three months. All outstanding forward contracts are marked to market value at the end of each month. As of March 31, 2006, the fair value of the forward contracts outstanding was an asset of approximately $154,000.

Cumulative other comprehensive income increased approximately $1.6 million for the three months ended March 31, 2006 due to unrealized foreign currency translation gains of $1.5 million resulting primarily from the strengthening of the Euro against the U.S. dollar during the first three months of 2006.

Management believes that inflation has not had a significant impact on the prices of our products, the cost of our materials, or our operating results for the three months ended March 31, 2006.

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

As of March 31, 2006, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to Form 10-Q, the company has provided below, only those risk factors that are new or that have been materially amended since the time that we filed our most recent Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our most recent Form 10-K.

Changes in financial accounting standards related to share-based payments have a significant effect on our reported results. On January 1, 2006 we adopted SFAS 123R, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of factors used to estimate the values of share-based payments. If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

Item 6. Exhibits

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

4.3*

Amendment One dated July 31, 1998 and Amendment Two dated November 9, 1998 to Rights Agreement dated as of November 4, 1988 between FileNet Corporation and BANKBOSTON, N.A. formerly known as The First National Bank of Boston (filed as Exhibit 4.3 to Registrant’s registration statement on Form 10Q for the quarter ended September 30, 1998).

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

10.2.1*+

Amendment to the 1995 Stock Option Plan approved by Registrant’s Board of Directors dated May 7, 2003 (filed as Exhibit 10.2.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.2.2*+	Amended Form of 1995 Executive Officer Stock Option Agreement (filed as Exhibit 10.2.2 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

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

10.6.1*+	Amendment to Amended and Restated FileNet Corporation 1998 Employee Stock Purchase Plan (filed as exhibit 10.6.1 to Registrant’s Current Report of Form 8K filed on April 11, 2005).

10.6.2*+

Revised Amendment to Amended and Restated FileNet Corporation Amended and Restated 1998 Employee Stock Purchase Plan (filed as exhibit 10.6.2 to Registrant’s Current Report of Form 8K filed on April 21, 2005).

10.7*+

FileNet Corporation International Employee Stock Purchase Plan (filed as Appendix C to Registrant’s Definitive Proxy Statement on Schedule 14A, for the Registrant’s 2002 Annual Meeting of Stockholders, filed on April 18, 2002).

10.7.1*+	Amendment to Amended and Restated FileNet Corporation International Employee Stock Purchase Plan (filed as exhibit 10.7.1 to Registrant’s Current Report of Form 8K filed on April 11, 2005).

10.7.2*+	Revised Amendment to Amended and Restated FileNet Corporation International Employee Stock Purchase Plan (filed as exhibit 10.7.2 to Registrant’s Current Report of Form 8K filed on April 21, 2005).

10.8*

Lease between the Registrant and C. J. Segerstrom & Sons for the headquarters of the Company, dated September 1, 1999 (filed as Exhibit 10.23 to Registrant’s registration statement on Form 10Q for the quarter ended September 30, 1999).

10.10*+

Written Compensation Agreement and Non-Statutory Stock Option Agreement (with Notice of Grant of Stock Option and Special Addendum) between Registrant and Mr. Sam Auriemma (filed as Exhibit 99.1 and 99.2 to Registrant’s registration statement on Form S-8, filed on April 20, 2001; Registration No. 333-59274).

10.11*	Asset Purchase Agreement dated April 2, 2002 by and between 3565 Acquisition Corporation and eGrail, Inc. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8K, filed on April 12, 2002).

10.13*+

Option Exchange Agreement between Registrant and Mr. Ron L. Ercanbrack, dated May 22, 2002, together with form of Incentive Stock Option Agreement and Grant Notice (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002).

10.14*+

The 2002 Incentive Award Plan, as approved by stockholders at the Registrant’s Annual Meeting on May 22, 2002, together with the forms of Incentive Option Agreement and Non-Qualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2002).

10.14.1*+

Amended Form of 2002 Incentive Award Plan Incentive Option Agreement with Notice of Grant of Stock Option (filed as Exhibit 10.14.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2002).

10.14.2*+

Amended Form of 2002 Incentive Award Plan Non-Qualified Stock Option Agreement for Independent Directors with Notice of Grant of Stock Option (filed as Exhibit 10.14.2 to Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2002).

10.14.3*+	Amendment to the 2002 Incentive Award Plan dated May 7, 2003 (filed as Exhibit 10.14.3 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.14.4*+	Amended and Restated 2002 Incentive Award Plan of FileNet Corporation, (filed on April 1, 2004 as Appendix B of Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders).

10.14.5*+

Amendment No. 1 to the Amended and Restated 2002 Incentive Award Plan of FileNet Corporation (filed on April 1, 2005 as Appendix B of Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders).

10.15*

Stock Purchase Agreement dated April 2, 2003 by and among Registrant, FileNet Nova Scotia Corporation, Shana Corporation and certain Sellers (filed as Exhibit 10.15 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.15.1*

Escrow Agreement dated April 2, 2003 by and among FileNet Nova Scotia Corporation, certain Sellers and Bennett Jones LLP (filed as Exhibit 10.15.1 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.16*+

Amended and Restated Letter Agreement dated May 15, 2003 by and between Registrant and Lee D. Roberts, Chief Executive Officer (filed as Exhibit 10.16+ to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.17*+

Form of Amended and Restated Letter Agreement, dated May 15, 2003, by and between Registrant and the Chief Financial Officer and President (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003) (1) .

10.18*+

Form of Amended and Restated Letter Agreement by and among Registrant and certain Executive Officers (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003). (2)

10.19*+

CEO Severance Agreement together with Addendum II to Stock Option Agreement between Registrant and Mr. Lee D. Roberts (filed as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.20*+	Form of Restricted Stock Agreement between Registrant and certain Executive Officers (filed as Exhibit 10.21 to Registrant’s Quarterly report on form 10Q for the quarter ended March 31, 2004).

10.21	Form of Performance Restricted Stock Unit Agreement between Registrant and Certain Executive Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	* Incorporated herein by reference	+ Management contract, compensatory plan or arrangement

(1)	Amended and Restated Letter Agreement, dated May 15, 2003 was entered into by and between Registrant and Messrs. Sam Auriemma, Chief Financial Officer and Ron L. Ercanbrack, President
(2)

Amended and Restated Letter Agreement, dated May 15, 2003 was entered into by and between Registrant and Messrs. Martyn D. Christian, David D. Despard, Frederick P. Dillon, Karl J. Doyle, William J. Kreidler, Chas W. Kunkelmann, Philip Rugani, and Daniel S. Whelan. Amended and Restated Letter Agreement with substantially the same terms and conditions was entered into between Registrant and Philip C. Maynard dated August 30, 2004, and L. Kim Poindexter dated January 1, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FILENET CORPORATION

May 9, 2006	By:	/s/ Sam M. Auriemma
Date		Sam M. Auriemma, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer, Authorized Signatory)