Form 10-Q
period 2006-06-30
FILENET CORP
filed 2006-08-09
CIK 706015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 7, 2006, there were 42,440,653 shares of the Registrant’s common stock outstanding.

FILENET CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 302,863	$ 204,915
Short-term investments available for sale	147,508	178,923
Accounts receivable, net	50,355	58,559
Prepaid expenses and other current assets	15,361	14,677
Deferred income taxes	1,960	1,960
Total current assets	518,047	459,034

Property, net	22,948	21,007
Long-term investments	1,460	8,154
Goodwill	32,733	31,530
Intangible assets, net	8,508	10,133
Deferred income taxes	40,841	41,022
Other assets	3,462	3,464
Total assets	$ 627,999	$ 574,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 11,146	$ 14,893
Accrued compensation and benefits	30,771	39,133
Customer deposits and advances	8,541	8,874
Unearned maintenance revenue	68,712	45,092
Income tax payable	11,357	5,160
Other accrued liabilities	12,640	14,131
Total current liabilities	143,167	127,283

Unearned maintenance revenue	4,310	5,651
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock - $0.10 par value; 7,000,000 shares
authorized; none issued and outstanding
Common stock - $0.01 par value; 100,000,000 shares
authorized; 43,315,919 shares issued and
42,193,877 shares outstanding at June 30, 2006;
and 42,975,300 shares issued and 41,862,852 shares
outstanding at December 31, 2005	334,177	319,901

Retained earnings	152,569	133,867
Accumulated other comprehensive income	9,011	2,604
Treasury stock, at cost; 1,122,042 shares at
June 30, 2006; and 1,112,448 shares at
December 31, 2005	(15,235)	(14,962)
Net stockholders’ equity	480,522	441,410

Total liabilities and stockholders’ equity	$ 627,999	$ 574,344

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	$ 48,266	$ 40,636	$ 93,119	$ 79,087
Customer support	52,930	49,931	101,918	98,264
Professional services and education	15,933	14,072	30,948	27,305
Total revenue	117,129	104,639	225,985	204,656

Costs:
Software	3,585	2,719	7,093	5,089
Customer support	12,066	10,940	24,028	21,466
Professional services and education	13,167	11,370	25,257	21,754
Total cost of revenue	28,818	25,029	56,378	48,309

Gross Profit	88,311	79,610	169,607	156,347

Operating expenses:
Sales and marketing	45,618	40,718	87,881	78,900
Research and development	21,295	18,759	43,007	37,389
General and administrative	9,854	8,202	19,746	17,428
Total operating expenses	76,767	67,679	150,634	133,717

Operating income	11,544	11,931	18,973	22,630

Other income, net	3,980	2,295	7,573	4,322

Income before income taxes	15,524	14,226	26,546	26,952

Provision for income taxes	4,427	5,518	7,844	9,972

Net income	$ 11,097	$ 8,708	$ 18,702	$ 16,980

Earnings per share:
Basic	$ 0.26	$ 0.21	$ 0.45	$ 0.42
Diluted	$ 0.26	$ 0.21	$ 0.43	$ 0.40

Weighted-average shares outstanding:
Basic	41,927	40,651	41,821	40,506
Diluted	43,262	42,156	43,136	41,931

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Three Months Ended June 30,		Six Months Ended June 30,
2006	2005	2006	2005

Net income	$ 11,097	$ 8,708	$ 18,702	$ 16,980
Other comprehensive income (loss):
Foreign currency translation adjustments	4,773	(4,141)	6,282	(6,755)

Unrealized holding gain on
available-for-sale security, net of tax	45	88	125	32
Total other comprehensive income (loss)	4,818	(4,053)	6,407	(6,723)
Comprehensive income	$ 15,915	$ 4,655	$ 25,109	$ 10,257

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Six months ended June 30,	2006	2005
Cash flows provided by operating activities:
Net income	$18,702	$16,980
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,274	7,517
Loss on sale of fixed assets	29	17
Share based compensation expense	8,257	821
Excess tax benefits from employee stock option plans	(754)	-
Provision for doubtful accounts and sales returns	(741)	(312)
Deferred income taxes	181	4
Changes in operating assets and liabilities:
Accounts receivable	10,558	(5,522)
Prepaid expenses and other current assets	101	175
Accounts payable	(5,732)	(523)
Accrued compensation and benefits	(9,123)	(5,270)
Customer deposits and advances	(344)	(553)
Unearned maintenance revenue	21,432	21,527
Income taxes payable	6,265	8,179
Other	(1,083)	(3,766)
Net cash provided by operating activities	55,022	39,274

Cash flows provided by investing activities:
Capital expenditures	(5,437)	(3,656)
Proceeds from sale of property	9	4
Purchases of marketable securities	(489,922)	(603,455)
Proceeds from sales and maturities of marketable securities	526,378	624,925
Net cash provided by investing activities	31,028	17,818

Cash flows provided by financing activities:
Proceeds from issuance of common stock	6,019	8,107
Excess tax benefits from stock-based compensation	754	-
Net cash provided by financing activities	6,773	8,107

Effect of exchange rate changes on cash and cash equivalents	5,125	(6,070)

Net increase in cash and cash equivalents	97,948	59,129
Cash and cash equivalents, beginning of period	204,915	123,217
Cash and cash equivalents, end of period	$302,863	$182,346

Supplemental cash flow information:
Interest paid	$5	$13
Income taxes paid	$2,171	$1,858

Supplemental schedule of non-cash investing activities:
Unpaid purchases of property and equipment	$1,610	$376

See accompanying notes to unaudited condensed consolidated financial statements.

FILENET CORPORATION

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of FileNet Corporation and subsidiaries (the “Company” or “FileNet”) reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2006, and the results of its operations, its comprehensive operations and its cash flows for the three and six months ended June 30, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes that the disclosures in the condensed consolidated financial statements are adequate to ensure the information presented is not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 10, 2006. The results of operations for the interim periods are not necessarily indicative of the operating results for the year, or any other future period.

Reclassifications. The following adjustments and reclassifications have been made to the Company’s Consolidated Statements of Cash Flows to conform to the current period presentation: (1) restricted stock compensation expense of approximately $821,000, for the six months ended June 30, 2005 that was previously included in “Other” operating activities has been included in share based compensation expense; (2) accounts payable and capital expenditures have been adjusted to present the unpaid purchases of property and equipment of approximately $376,000 as of June 30, 2005 as a non-cash investing activity.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The disclosure of this cumulative effect of the change on retained earnings in the statement of financial position is required only in the year of adoption. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

3.	SHARE-BASED COMPENSATION

Stock Options and Employee Stock Purchase Plan

The Company has stock option plans under which employees and directors may be granted options to purchase common stock. Options granted under the 1995 Plan’s Discretionary Option Grant Program have an exercise price per share of 100% of the fair market value per share on the grant date and become exercisable in 25% annual installments beginning one year from the date of grant. On October 21, 1999, the Plan’s Discretionary Option Program was amended to change the vesting schedule of all options granted from that date forward to vest 25% of the option shares after 12 months of service from the grant date and the balance of the options to vest in 36 successive equal monthly installments upon completion of each additional month of service thereafter. The Company also offers an Employee Stock Purchase Plan with successive six-month offering periods to eligible employees of the Company. Prior to 2006, common stock was offered in successive six-month offering periods to eligible employees of the Company at 85% of the market price of the common stock at the beginning or end of the offering period, whichever was lower. During this time and prior to the adoption of SFAS 123R, the Company accounted for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and was not required to recognize compensation expense. Effective the first day of the Purchase Period during which SFAS 123R would be adopted, common stock was offered in successive six-month offering periods to eligible employees of the Company at 95% of the market price of the common stock at the date of purchase. Employees are permitted to cancel participation before the purchase date and obtain a refund of amounts previously withheld. Restricted stock awards and restricted stock units are also offered to key employees as more fully discussed below.

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

The weighted-average estimated fair value of employee stock options granted during the three and six months ended June 30, 2006 was $10.14 and $10.45, respectively, per share using the Black-Scholes model with the following weighted-average assumptions used to value the option grants:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Expected volatility	58%	58 - 60%
Expected life	4.24 years	4.24 years
Estimated forfeiture rate	9.58%	9.39 – 9.58%
Risk free interest rates	5.18%	4.85 – 5.18%
Expected dividend	0%	0%

Under the modified prospective method of SFAS 123R, compensation expense was recognized during the three and six months ended June 30, 2006 and includes compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation for all stock based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior period financial results have not been restated.

As a result of adopting SFAS 123R, during the three and six months ended June 30, 2006, the Company recognized share-based compensation expense before tax of $2.4 million and $5.0 million, respectively, related to stock option grants. For the three months ended June 30, 2006 this incremental stock based compensation expense caused a decrease to net income by the income tax effect of approximately $672,000 and decreased earnings per basic and diluted share by $0.04. For the six months ended June 30, 2006, this incremental stock based compensation expense caused a decrease to net income of approximately $1.5 million and decreased earnings per basic and diluted share by $0.08. Total estimated share-based compensation expense related to stock options, recognized for the three months and six months ended June 30, 2006 was included in the following line items in the accompanying statement of income:

	Three months ended	Six months ended
(in thousands)	June 30, 2006	June 30, 2006

Cost of software	$ 16	$ 34
Cost of service	367	788
Sales and marketing	892	1,919
Research and development	504	1,081
General and administrative	577	1,154
Total share-based compensation expense
before taxes	$ 2,356	$ 4,976

Pro forma information under SFAS 123 for Periods Prior to Adoption of SFAS 123R

The reported net income and net income per share for the three months and six months ended June 30, 2005 have been presented below as if the Company had applied the fair value recognition provisions of SFAS 123 to awards granted under the company’s stock-based compensation plans:

(in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported	$ 8,708	$ 16,980

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(2,374)	(4,820)
Pro forma net income	$ 6,334	$ 12,160

Earnings per share:
Basic earnings per share – as reported	$ 0.21	$ 0.42
Basic earnings per share – pro forma	$ 0.16	$ 0.30

Diluted earnings per share – as reported	$ 0.21	$ 0.40
Diluted earnings per share – pro forma	$ 0.15	$ 0.29

For the three and six months ended June 30, 2005 the pro forma effects of estimated share-based compensation expense includes the fair value of awards issued under the Employee Stock Option Plan and the Employee Stock Purchase Plan. The expense was estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (with the exception of the expected life (in years) for the stock purchase plan rights which have an expected life of 0.5 years):

	Three months ended June 30, 2005	Six months ended June 30, 2005

Expected life (in years)	5.47	5.47
Expected volatility	70%	70% - 72%
Risk free interest rates	3.88%	3.88%
Expected dividend	0%	0%

Nonvested Stock

The Company grants restricted (nonvested) shares of the Company’s common stock to officers and key employees. These nonvested stock awards vest over time and certain awards include a feature that allows the stock to vest on an accelerated basis provided certain performance targets are achieved by the Company on an annual basis. Certain nonvested stock awards are also subject to change in control agreements and/or termination without cause provisions that could trigger accelerated vesting. Upon grant, the fair value of nonvested stock awards was recorded in the equity section of the balance sheet as an increase in common stock and a contra-equity offset to deferred compensation. With the adoption of SFAS 123R, the unamortized compensation cost was reclassified as a component of paid-in-capital. Expense related to the shares is amortized on a straight-line basis over the vesting period. In January 2006, restricted stock awards totaling 45,832 shares vested on an accelerated basis as performance targets for 2005 were achieved. Approximately $398,000 of nonvested stock compensation expense was recognized in the three-month period ended June 30, 2006, compared to $412,500 for the comparable three-month period in 2005. Approximately $792,000 of nonvested stock compensation expense was recognized in the six month period ended June 30, 2006 compared to $820,500 for the comparable six-month period in 2005. Total unrecognized compensation expense as of June 30, 2006 was $3.9 million and will be recognized over a weighted average period of 1.9 years or earlier in the event of change in control. The following table summarizes the awards of nonvested stock issued:

							Performance
							Vesting
Issuance	Shares	Share	Share	Forfeitures/	Shares	Vesting	Acceleration
Date	Issued	Price	Valuation	Buy-back	Vested	Schedule	Feature

12/15/2004	105,000	$ 26.64	$ 2,797,200	(4,448)	26,250	25% annually over four years	No

08/30/2004	15,000	$ 20.275	304,125	(1,975)	5,000	12/31/2008	Yes

07/14/2004	25,000	$ 20.76	519,000	-	6,250	25% annually over four years	No

03/09/2004	132,500	$ 27.47	3,639,775	(17,619)	40,832	12/31/2008	Yes
	277,500		$ 7,260,100	(24,042)	78,332

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

The fair value measurement of compensation cost for each year is based on the market price of the Company’s common stock on the date of grant. On March 9, 2006, the date of grant, the price of the Company’s common stock was $25.58 per share. The compensation cost of the award depends on the estimated number of options that will vest based on the probable outcome of the performance condition and adjusted for subsequent changes in the estimated or actual outcome. The Company is required to reassess whether achievement of any performance condition is probable at each reporting date. Based on a requisite service period commencing on the grant date and an assessment of probable performance, approximately $2.0 million and $2.5 million of compensation expense was recognized in the three and six month periods ended June 30, 2006 for the 470,000 nonvested stock Units that vest based on 2006 Company performance. The following table summarizes the awards of nonvested stock Units:

	Performance	Weighted
	Based	Average
	Nonvested	Grant Date
	Stock Units	Fair Value
Outstanding at January 1, 2006	-
Granted	470,000	$ 25.58
Vested	-
Forfeited/canceled	-
Outstanding at June 30, 2006	470,000	$ 25.58

At the annual meeting of the stockholders of the Company held June 15, 2006, the stockholders approved a second amendment (the “Amendment”) to the Company’s Amended and Restated 2002 Incentive Award Plan, as amended (the “Incentive Plan”). The Amendment provides for the automatic grant of 8,000 shares of deferred stock with dividend equivalents rights (“Director Deferred Shares”) upon the director’s initial appointment or election to the Board, which will vest in annual installments of 25% for each year of service on the board (with any initial partial period in excess of six months following the grant date counting as a year of Board service). Each non-employee director also automatically receives 4,000 Director Deferred Shares each year upon his or her re-election to the Board (provided the director has at least 6 months service on the Board since the date of his or her initial appointment). The annual grant of Director Deferred Shares is fully vested on the date of grant. The shares of Common Stock underlying the initial and annual grant of Director Deferred Shares will be issuable to the director approximately 120 days following the director’s termination from service on the Board.

On June 15, 2006, the Company granted 4,000 director deferred shares to each of its three independent directors. The shares awarded under this plan were fully vested and expensed as of the grant date. The fair market value of the deferred common stock on the grant date of June 15, 2006 was $26.74 per share resulting in an expense in the three months ended June 30, 2006 of $320,880.

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

General Stock Option Information

The following is a summary of stock option transactions regarding all stock option plans for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2005	6,195,822	$ 21.53

Granted (weighted-average fair value of $10.45)	290,500	27.30
Exercised	(283,773)	15.89
Canceled or expired	(99,263)	26.51
Balance, June 30, 2006	6,103,286	$ 21.98

The total intrinsic value of options exercised during the six-month period ended June 30, 2006 and 2005 was $3,308,322 and $4,412,624, respectively. The intrinsic value is calculated as the difference between the market value as reported by the Nasdaq Stock Market as of June 30, 2006 of $26.71 and June 30, 2005 of $25.51 and the exercise price of the shares exercised in those six-month periods, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.53 - $13.38	1,327,200	4.58	$ 11.88	1,242,697	$ 11.81
$13.39 - $20.03	1,022,892	5.08	$ 17.23	956,401	$ 17.26
$20.19 - $26.51	1,141,878	5.21	$ 24.30	923,884	$ 24.14
$26.54 - $27.49	1,054,777	8.17	$ 27.06	435,284	$ 27.08
$27.77 - $28.66	1,317,539	8.37	$ 28.32	492,865	$ 28.29
$28.74 - $41.84	239,000	2.73	$ 30.10	232,540	$ 30.12
Total	6,103,286	6.14	$ 21.98	4,283,671	$ 20.13

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $32,159,732 and $29,915,325, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2005 was $38,704,439 and $31,545,395, respectively.

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

In accordance with SFAS No. 141, “Business Combinations,” this acquisition was accounted for under the purchase method of accounting and was included in the operations of the Company commencing on the date of acquisition. The purchase price was allocated as follows (in thousands):

Yaletown October 3, 2005
Net tangible assets	$ 2,389
Goodwill	5,041
Core/developed technology	5,940
Customer support relationships	500
In-process research and development (1)	1,200
Non-compete agreements	100
Liabilities assumed	(1,113)
Deferred tax liability	(2,330)
Total cash purchase price	$ 11,727
Less cash acquired	(786)
Net cash paid	$ 10,941

(1) Expensed immediately upon completion of acquisition

The pro forma effect of this acquisition would not have been material to our results of operations for the periods presented and therefore is not included.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. The Company’s reporting units are consistent with the reportable segments identified in Note 8. The Company also periodically evaluates whether events and circumstances have occurred between annual testing dates that indicate the carrying value of goodwill may not be recoverable. An impairment analysis was performed as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of June 30, 2006, there have been no indicators of impairment; therefore no interim impairment tests have been performed.

The following table presents the changes in goodwill by reporting segment during the six months ended June 30, 2006:

		Customer	Professional Services and
(in thousands)	Software	Support	Education	Total
Balance, December 31, 2005	$ 17,877	$ 7,101	$ 6,552	$ 31,530

Foreign currency effect	677	273	253	1,203

Balance, June 30, 2006	$ 18,554	$ 7,374	$ 6,805	$ 32,733

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

	June 30, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
(in thousands)	Asset	Amortization	Net	Asset	Amortization	Net
Acquired technology and
other related intangibles	$ 17,699	$ (9,275)	$ 8,424	$ 17,016	$ (6,998)	$ 10,018
Non-compete agreements
and patents	498	(414)	84	479	(364)	115
Total	$ 18,197	$ (9,689)	$ 8,508	$ 17,495	$ (7,362)	$ 10,133

Acquired technology and other related intangibles are being amortized over a useful life of four to five years, non-compete agreements are being amortized over three to four years, other related intangibles are being amortized over two to five years and patents were amortized over two years and are fully amortized. Amortization expense for intangible assets included in cost of revenue was approximately $875,000 and $1,735,000 for the three and six months ended June 30, 2006, respectively compared to approximately $466,000 and $940,000 for the comparable periods in 2005. Amortization expense for intangible assets included in research and development, customer support and other operating departments was approximately $123,000 and $266,000 for the three and six months ended June 30, 2006, respectively; compared to approximately $67,000 and $147,000 for the comparable period in 2005, respectively.

Estimated future amortization expense (assuming no foreign exchange effect) of purchased intangible assets as of June 30, 2006 is as follows:

(in thousands)
Fiscal Year	Amount
(Remainder) 2006	$1,994
2007	3,354
2008	1,928
2009	1,232
$8,508

6.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options, shares issuable under the employee stock purchase plan and restricted stock issued to key senior and executive management using the treasury stock method. The number of anti-dilutive options excluded from the earnings per share calculation for the three and six months ended June 30, 2006 was 2,354,455 and 2,688,870, respectively, compared to 2,562,708 and 2,600,049 for the comparable periods in 2005. The following table sets forth the computation of basic and diluted earnings per share for the three and six-month periods ended June 31, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net Income	$11,097	$8,708	$18,702	$16,980

Weighted average common shares
Outstanding	42,116	40,929	42,018	40,784
Weighted average unvested restricted stock	(189)	(278)	(197)	(278)
Shares used in computing
basic earnings per share	41,927	40,651	41,821	40,506

Earnings per basic share	$0.26	$0.21	$0.45	$0.42

Shares used in computing basic
earnings per share	41,927	40,651	41,821	40,506
Dilutive effect of stock plans	1,300	1,448	1,274	1,386
Dilutive effect of weighted average
common shares of unvested
restricted stock	35	57	41	39
Shares used in computing
diluted earnings per share	43,262	42,156	43,136	41,931

Earnings per diluted share	$0.26	$0.21	$0.43	$0.40

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of taxes, for the six months ended June 30, 2006 is comprised of the following:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized Holding Gain (Loss) on Securities	Accumulated Other Comprehensive Income

Balance, December 31, 2005	$ 2,821	$ (217)	$ 2,604
Six month period changes	6,282	125	6,407
Balance, June 30, 2006	9,103	(92)	9,011

8.	OPERATING SEGMENT DATA

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

Operating segments data for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Software
Revenue	$ 48,266	$ 40,636	$ 93,119	$ 79,087
Cost of Revenue	3,585	2,719	7,093	5,089
Gross Profit	44,681	37,917	86,026	73,998

Customer Support
Revenue	$ 52,930	$ 49,931	$ 101,918	$ 98,264
Cost of Revenue	12,066	10,940	24,028	21,466
Gross Profit	40,864	38,991	77,890	76,798

Professional Services and Education
Revenue	$ 15,933	$ 14,072	$ 30,948	$ 27,305
Cost of Revenue	13,167	11,370	25,257	21,754
Gross Profit	2,766	2,702	5,691	5,551

Total
Revenue	$ 117,129	$ 104,639	$ 225,985	$ 204,656
Cost of Revenue	28,818	25,029	56,378	48,309
Gross Profit	88,311	79,610	169,607	156,347

9.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate offices, sales offices, development and manufacturing facilities, and other equipment under non-cancelable operating leases, some of which have renewal options and generally provide for escalation of the annual rental amount. Rental expense is recorded on a straight-line basis over the life of the lease and amounts related to deferred rent are recorded in other accrued liabilities on the consolidated balance sheet. Future annual minimum lease payments under all non-cancelable operating leases with an initial term in excess of one year as of June 30, 2006 were as follows:

in thousands
2006 (remaining 6 months)	$ 6,332
2007	12,326
2008	10,997
2009	8,700
2010	7,319
Thereafter	7,097
Total	$ 52,771

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

In connection with certain facility leases and other performance guarantees, the Company has guaranteed payments on behalf of some of its domestic and foreign subsidiaries. To provide subsidiary guarantees, the Company obtains unsecured bank guarantees from local banks. These bank guarantees totaled an equivalent of approximately $1.3 million as of June 30, 2006. Approximately $609,000 was issued in local currency in Europe and Asia, while the balance was issued in the United States.

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

The Company’s combined federal, state and foreign annual effective tax rate applied to the three months ended June 30, 2006 was 28.5% compared to 38.8% for the comparable period in 2005. The Company’s combined federal, state and foreign annual effective tax rate applied to the six months ended June 30, 2006 was 30% compared to 37% for the comparable period in 2005. The 30% effective tax rate excludes the discrete benefit impact of $119,000 related to disqualifying dispositions of incentive stock options and employee share purchase plan. The decreased effective tax rate applied to the six months ended June 30, 2006 was primarily due to the expected higher mix of income earned by the foreign subsidiaries versus the domestic operations.

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

Our earnings results are highly sensitive to fluctuations in revenue due to the fixed nature of a significant portion of our cost structure. Facilities and employee compensation and benefits related expenses are fixed in nature and represent approximately 60% of our cost structure. Our future profitability is contingent upon revenue growth achieved through continued investments in internally developed or acquired software technologies that produce earnings at a rate that exceeds the rate of increases in our fixed costs.

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

Professional Services and Education

Our worldwide professional services organization provides consulting, implementation, development and other technical services and training services to our licensed customers and authorized ValueNet Partners. These services are provided through in-house employees and a network of 65 qualified service providers with 450 trained contractors that are hired on a fee for service basis. Our professional services organization offers a comprehensive methodology to help our customers design, install, integrate, customize and deploy our products. These services include implementations of our products billed on a time and material basis as well as short-term fixed price services such as software installation and implementation packages, but do not include modifications to the standard software.

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

We derive revenue from the following sources: (1) software, which includes software licenses; (2) customer support, which includes annual maintenance agreements; and (3) professional services, which includes consulting, implementation and training services.

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

Stock based compensation expense. We grant options to our employees and directors under our stock option plans. The benefits under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share Based Payment.” Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all stock-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and determine compensation cost for those shares expected to vest using the graded vesting method over the requisite service period for each separately vesting portion of the award. Prior to SFAS 123R, we accounted for stock-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and were not required to recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

For purposes of estimating the fair value of stock options granted during the three and six months ended June 30, 2006 using the Black-Scholes model, we have used historical volatility data that we believe represents expectations about the future volatility over the expected term of employee share options. The risk-free interest rate is based on the yield curve of U.S. Treasury notes for a period consistent with the expected term of the option in effect at the time of grant. Historical option cancellation information is used to estimate the post-vesting forfeiture rate. The estimate of expected term utilizes our historical share option exercise experience as the best estimate for future exercise patterns. We do not anticipate paying any cash dividends in the foreseeable future.

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

Goodwill and Other Intangible Assets. Our business acquisitions have resulted in goodwill and other intangible assets. Goodwill is recorded at cost and is not amortized, but is tested for impairment at least annually and would be written down if impairment were determined. Effective the first day of July of each year, goodwill is tested for impairment by determining if the carrying value of each reporting unit exceeds its fair value. Our reporting units are consistent with the reportable segments identified in Note 8. We also periodically evaluate whether events and circumstances have occurred in between annual testing dates that indicate the carrying value of goodwill may not be recoverable. We performed an impairment analysis as of July 1, 2005 in accordance with SFAS 142. The results indicated there was no impairment of goodwill in any of the three reporting units. As of June 30, 2006, there have been no indicators of impairment; therefore, no interim impairment tests have been performed.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software	41.2%	38.8%	41.2%	38.7%
Customer support	45.2	47.7	45.1	48.0
Professional services and education	13.6	13.5	13.7	13.3
Total Revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Software	3.1	2.6	3.1	2.5
Customer support	10.3	10.4	10.6	10.5
Professional services and education	11.2	10.9	11.2	10.6
Total cost of revenue	24.6	23.9	24.9	23.6

Gross Profit	75.4	76.1	75.1	76.4

Operating expenses:
Sales and marketing	38.9	38.9	39.0	38.5
Research and development	18.2	17.9	19.0	18.3
General and administrative	8.4	7.9	8.7	8.5
Total operating expenses	65.5	64.7	66.7	65.3
Operating income	9.9	11.4	8.4	11.1
Other income, net	3.4	2.2	3.4	2.1
Income before income tax	13.3%	13.6%	11.8%	13.2%

Revenue

Total revenue grew by 11.9% in the quarter ended June 30, 2006, compared to the same period in 2005 and increased 10.4% for the six months ended June 30, 2006 compared to the same period in 2005. Software revenue grew by 18.8% and combined services revenue grew by 7.6% for the three month period ended June 30, 2006 compared to the same period in 2005. Further discussion of revenue trends with additional explanation is contained below in each revenue component discussion. Total revenue growth is dependent upon continued software revenue growth and a continued high renewal rate of maintenance contracts to support our installed base.

Revenue by Geography. The following table sets forth total revenue by geography and as a percentage of total revenue for the periods indicated:

Revenue by Geography

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Increase/ decrease	2006	2005	% Increase/ decrease

$ Total Revenue
Total United States Revenue	$ 77,171	$ 71,861	7.4%	$ 146,441	$ 140,458	4.3%

Europe, Middle East and Africa	30,133	26,672	13.0%	61,577	52,210	17.9%
Canada, Latin America and Asia	9,825	6,106	60.9%	17,967	11,988	49.9%
Total International Revenue	39,958	32,778	21.9%	79,544	64,198	23.9%

Total Revenue	$ 117,129	$ 104,639	11.9%	$ 225,985	$ 204,656	10.4%

% of Total Revenue
United States Revenue	65.9%	68.7%		64.8%	68.6%
International Revenue	34.1%	31.3%		35.2%	31.4%
Total Revenue Contribution	100.0%	100.0%		100.0%	100.0%

The growth in all our geographic markets is due to continued market acceptance of FileNet P8 products with expansion of our products throughout our installed base, better sales execution, and additions to our product offerings. The revenue growth of 21.9% in our international markets in the three months ended June 30, 2006, compared to 17.9% for the same period in 2005 is the result of our continued efforts to expand our contribution from these markets through increased marketing programs targeted in those regions along with product development to enhance localization requirements and improved sales execution. As a percentage of total revenue our international markets grew by 3.8 percentage points when comparing the six months ended June 30, 2006 to the same period in 2005. These percentages can fluctuate from quarter to quarter depending on the geographic location of any one large transaction. While we expect international revenue to continue to represent a significant percentage of total revenue, strengthening of the U.S. dollar against the Euro and other major international currencies can adversely affect international revenue.

Revenue by Reporting Segment. The following table sets forth total revenue by reporting segment and as a percentage of total revenue for the periods indicated:

Revenue by Reporting Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Increase/ (decrease)	2006	2005	% Increase/ (decrease)

$ Total Revenue
Software	$48,266	$40,636	18.8%	$93,119	$79,087	17.7%
Customer Support	52,930	49,931	6.0%	101,918	98,264	3.7%
Professional Services and
Education	15,933	14,072	13.2%	30,948	27,305	13.3%
Total Revenue	$117,129	$104,639	11.9%	$225,985	$204,656	10.4%

% of Total Revenue
(“ppt” – percentage point)
Software	41.2%	38.8%	2.4 ppt	41.2%	38.7%	2.5 ppt
Customer Support	45.2%	47.7%	(2.5)ppt	45.1%	48.0%	(2.9)ppt
Professional Services and
Education	13.6%	13.5%	0.1 ppt	13.7%	13.3%	0.4ppt
Total Revenue Contribution	100.0%	100.0%		100.0%	100.0%

Software. Software revenue consists of fees earned from the licensing of our software products to our customers. Software revenue for the three months ended June 30, 2006 increased by 18.8% when compared to the same three-month period in 2005 and increased 17.7% in the six-month period ended June 30, 2006 compared to the same period in 2005. We attribute this growth in revenue in the six months ended June 30, 2006 over the same period in 2005 to continued economic stability together with steady demand for our software products that fulfill the requirement for companies to manage increasing quantities of unstructured content and use it in business processes in an electronic environment.

Our expanded FileNet P8 platform, new offerings through acquisitions and licensing of additional third-party products, and development of added features and functionality that were introduced in 2005, allow us to address the broader demands within our installed base at an enterprise level. In addition, Enterprise Content Management and Business Process Management software can help large companies automate regulatory and compliance requirements related to managing content. Approximately 80%-90% of our software revenue is generated from our installed base of customers who are seeking an enterprise level solution as well as a point solution to manage their content and automate business processes. We believe our installed base will continue to expand their use of our products throughout their enterprise beyond the department or division level and we believe information technology spending will continue to grow at a moderate, but steady pace in 2006.

Customer Support. Customer support revenue consists of revenue from software maintenance contracts, time and material billings for services not provided in the support contract. Support contracts entitle our customers to receive technical support, error corrections and upgrades to new versions of software releases when and if available. Customer support revenue is generated from maintenance contracts for current year software sales and from the renewal of existing maintenance contracts for previously sold software licenses on installed systems. The growth rate of customer support revenue does not necessarily correlate directly to the growth rate of new software license revenue in a given period. The renewal rate and the transition to newer products can have a larger influence on customer support revenue growth than current software revenue growth. Factors that can adversely impact the growth of our customer support revenue include: competitive pricing, mergers and acquisitions within our customer base and FileNet P8 transitions with retirement of older products. The result has been a lower growth in customer support revenue of 3.7% in the first six months of 2006 when compared to the growth of 6.4% for the same six months a year ago. We have historically experienced a high contract maintenance renewal rate in excess of 90% among our existing customers and continue to see this high level of renewal. We believe we will continue to experience this high rate of renewal on support contracts, as our customers tend to deploy mission-critical applications using our software to manage content and business processes. While we do not expect our maintenance renewal rates to deteriorate, if they were to decline materially, our maintenance revenue and total revenue would likely decline materially as well.

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

Professional services and education revenue increased by 13.2% in the three months ended June 30, 2006, compared to the same period in 2005 and increased by 13.3% for the six month period ended June 30, 2006 compared to the same period in 2005, which is attributable to the higher software revenue in recent quarters that were characterized by sales of new products. Professional services and education revenue is dependent on the level and the nature of software sales in prior periods, particularly new customer sales and new product sales. Software sales that are characterized by purchases for additional software licenses that simply increase the number of users generate smaller professional services engagements, fewer implementations and a lesser need for customer training classes. Therefore, the growth rate of professional services and education revenue does not necessarily correlate directly to the growth rate of software license revenue in a given period, rather it correlates to the nature of these sales.

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

Cost of Revenue

Cost of Revenue by Reporting Segment. The following table sets forth total cost of revenue by reporting segment and as a percentage of revenue by reporting segment for the periods indicated:

Cost of Revenue by Reporting Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Increase/ (decrease)	2006	2005	% Increase/ (decrease)

$ Total Cost of Revenue
Software	$3,585	$2,719	31.8%	$7,093	$5,089	39.4%
Customer Support	12,066	10,940	10.3%	24,028	21,466	11.9%
Professional Services and
Education	13,167	11,370	15.8%	25,257	21,754	16.1%
Total Cost of Revenue	$28,818	$25,029	15.1%	$56,378	$48,309	16.7%

% Total Cost of Revenue
Software	7.4%	6.7%	0.7 ppt	7.6%	6.4%	1.2 ppt
Customer Support	22.8%	21.9%	0.9 ppt	23.6%	21.8%	1.8 ppt
Professional Services and
Education	82.6%	80.8%	1.8 ppt	81.6%	79.7%	1.9 ppt
Total Cost of Revenue as a %
of Revenue	24.6%	23.9%		24.9%	23.6%

Software. Cost of software revenue includes royalties, referral fees, amortization of acquired technology, media costs and the cost to manufacture and distribute software. The cost of software revenue as a percentage of software revenue increased 0.7 percentage points to 7.4% in the three months ended June 30, 2006 from 6.7% for the same period in 2005, and increased 1.2 percentage points to 7.6% in the six months ended June 30, 2006 from 6.4% for the same period in 2005. This increase in absolute dollars of approximately $2.0 million for the six-month period in 2006 compared to the same period in 2005 is attributable to an increase in third-party fees of $1.2 million and increased amortization expense of approximately $795,000. The increase in amortization expense is attributable to amortization of acquired technology from our October 2005 Yaletown acquisition. Expensing of stock options had a negligible effect of approximately half a percent on software cost. Going forward we anticipate cost of software revenue to range between 6%-8% of software revenue. Future acquisitions resulting in additional acquired technology and future integration of additional third-party technology with our products will result in increased software cost, but we expect such increase to be offset by increased revenue.

Customer Support. The cost of customer support revenue includes the cost of customer support personnel and facility and technology infrastructure expenses in our call centers. The cost of customer support revenue as a percentage of customer support revenue increased 0.9 percentage points to 22.8% in the three months ended June 30, 2006 from 21.9% for the three month period ended June 30, 2005 and increased 1.8 percentage points to 23.6% for the six month period ended June 30, 2006, from 21.8% for the same period in 2005. Approximately 65% of customer support costs are personnel related expenses. This increase in absolute dollars of approximately $2.6 million for the six-month period in 2006 compared to the same period in 2005 is primarily due to salary and benefits increases related to headcount increases and merit increases to compensation. In addition, stock option and restricted stock expense increased approximately $534,000 for the six months ended June 30, 2006 compared to the same period in 2005 and accounts for 21% of the increase in absolute dollars. We expect the cost of customer support revenue to range between 22%-25% of customer support revenue for the near future as long as customer support revenue grows at a higher rate than costs. We believe the current cost structure, with a small increase in the number of personnel in the customer support organization will be sufficient to support 2006 projected revenue.

Professional Services and Education. Cost of professional services and education revenue consists of the costs of professional services personnel, training personnel, and third-party contractors. We have a pool of qualified Service Providers represented by approximately 65 companies with 450 trained contractors who provide services on an as-needed basis. The cost of professional services and education revenue as a percentage of professional services and education revenue increased 1.8 percentage points to 82.6% for the three months ended June 30, 2006, from 80.8% for the same period in 2005 and increased 1.9 percentage points to 81.6% for the six months ended June 30, 2006 from 79.7% for the same period in 2005. The increase in absolute dollars of $3.5 million for the six month period in 2006 compared to the same period in 2005 is primarily due to an increase of $2.1 million for service providers to accommodate increased revenue with the balance attributable to increased compensation related to headcount increases, merit increases and higher variable compensation. In addition, stock option and restricted stock expense increased approximately $531,000 for the six months ended June 30, 2006 compared to the same period in 2005 and accounts for 15% of the increase in absolute dollars. Together with our pool of Service Providers, we believe our headcount in the professional services and education segment allows for revenue growth without adding significant additional resources. We expect professional services and education costs as a percentage of professional services and education revenue to range between 79%-84% in the near term assuming professional services and education revenue continues to grow.

Operating Expenses

Total Operating Expenses. The following table sets forth total operating expense by function and as a percentage of total revenue for the periods indicated:

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2006	2005	% Increase/ (decrease)	2006	2005	% Increase/ (decrease)
$ Total Operating Expenses
Research and Development	$21,295	$18,759	13.5%	$43,007	$37,389	15.0%
Selling and Marketing	45,618	40,718	12.0%	87,881	78,900	11.4%
General and Administrative	9,854	8,202	20.1%	19,746	17,428	13.3%
Total Operating Expenses	$76,767	$67,679	13.4%	$150,634	$133,717	12.7%

% Total Operating Expenses
Research and Development	18.2%	17.9%	0.3 ppt	19.0%	18.3%	0.7 ppt
Selling and Marketing	38.9%	38.9%	0.0 ppt	38.9%	38.6%	0.3 ppt
General and Administrative	8.4%	7.8%	0.6 ppt	8.7%	8.5%	0.2 ppt
Operating Expense as a %
of Revenue	65.5%	64.7%		66.7%	65.3%

Research and Development. Our research and development efforts focus on platform capabilities and feature improvements to our product suites through both internal and third party development resources, and by obtaining third-party technology to enhance product capabilities through licensing agreements and acquisitions. We use third-party development resources in India and China for product localization and selected development. Our acquisitions in the last several years have focused on specific technology such as e-mail management and e-forms capability.

Our research and development expense consists primarily of personnel costs for internal software development; third party contracted development resources, and related facilities costs. In absolute dollars research and development expense increased 13.5% or $2.5 million in the three months ended June 30, 2006, compared to the same period in 2005 and increased 15.0% or $5.6 million in the six months ended June 30, 2006, compared to the same period in 2005. This increase for the six month comparison is primarily due to increased compensation and benefits expense of approximately $2.8 million related to increased internal headcount of 61 from a year ago, partially attributable to headcount increases from the acquisition of Yaletown in October 2005. In addition, contracting expense increased by approximately $1.0 million related to fees paid to OEM providers for development of specific features and functionality related to the products being licensed and increased use of third party contractors to supplement internal testing and localization resources. A third component of the increase for the six month comparison is attributable to stock option and restricted stock expensing that accounted for an increase of $1.2 million or approximately 22% of the increase in absolute dollars. We intend to continue to modestly increase research and development headcount to invest in adding functionality to our FileNet P8 platform, increase support for industry standards, and extend the scalability, manageability, and openness of the FileNet P8 architecture. We believe that research and development expenditures, including compensation of technical personnel, are essential to maintaining our competitive position. We expect research and development expense to range between 17%-20% of revenue assuming revenue growth in the near term.

Selling and Marketing. We sell our products through a direct sales force and our indirect channel sales partners. Our selling and marketing expense consists of compensation, benefits, sales commissions and other expenses related to the direct and indirect sales force, and personnel cost for marketing and market development programs. Selling and marketing expense increased 12.0% in absolute dollars when comparing the three months ended June 30, 2006 to the same period in 2005 and increased 11.4% for the six months ended June 30, 2006, compared to the same period in 2005. This increase in absolute dollars of approximately $9.0 million for the six month comparison was primarily due to increased compensation and benefit expense of approximately $3.3 million attributable to merit increases and increased headcount of 50 employees year over year along with increased commission expense of approximately $1.3 million related to increased revenue. Another 31%, or $2.8 million, of the increase is attributable to stock option and restricted stock expense when comparing the six-month periods. We expect expense levels in future quarters to reflect incremental hiring in sales and marketing along with increased marketing program expense related to lead generation, brand awareness and the promotion of new product offerings. We expect selling and marketing expense to range between 37%-41% of revenue in the near-term.

General and Administrative. Our general and administrative expense consists primarily of compensation, benefits, and other expenses related to personnel costs for finance, information technology, legal, human resources and general management and the cost of outside professional services. General and administrative expense increased 20.1% in absolute dollars in the three month period ended June 30, 2006, compared to the same period in 2005 and increased 13.3% or $2.3 million in absolute dollars in the six months ended June 30, 2006, compared to the same period in 2005. Stock option and restricted stock expense account for the increase for the six-month comparison. We expect general and administrative expense to range between 8%-10% of revenue in the near-term.

Other Income, Net. Other income, net consists primarily of interest income earned on our cash and investments, and other items including realized foreign exchange gains and losses and interest expense. Other income, net was $4.0 million and $7.6 million for the three and six-month periods months ended June 30, 2006, compared to $2.3 million and $4.3 million for the three and six-month periods ended June 30, 2005. Interest income increased to $8.3 million in the six months ended June 30, 2006, compared to $5.1 million for the same period in 2005. This increase in interest income is attributable to a higher cash and investment balance of $65.6 million year over year and a higher weighted average interest rate earned on cash, cash equivalents and investments which was 4.67% during the three months ended June 30, 2006, compared to 2.92% for the same period in 2005.

Provision for Income Taxes. Our combined federal, state and foreign annual effective tax rate applied to the three months ended June 30, 2006 was 28.5%, compared to 38.8% for the comparable three-month period in 2005. The Company’s combined federal, state and foreign annual effective tax rate for the six months ended June 30, 2006 was 30% compared to 37% for the comparable period in 2005. The 30% effective tax rate excludes the discrete benefit impact of $119,000 related to disqualifying dispositions of incentive stock options and employee share purchase plan. The decreased effective tax rate applied to the three months ended June 30, 2006 was primarily due to the expected higher mix of income earned by the foreign subsidiaries versus the domestic operations. Our effective tax rate is based on estimated earnings by geographic location. To the extent that our earnings or the distribution of our earnings differs from the current estimate, our effective tax rate could be materially impacted.

Liquidity and Capital Resources

As of June 30, 2006, cash, cash equivalents, and investments were $451.8 million, an increase of $59.8 million from December 31, 2005. Cash, cash equivalents and investments as of June 30, 2006 include $357.3 million in the United States and $94.5 million held by our foreign subsidiaries. Cash and cash equivalents consist of high quality and highly liquid investments in short-term money market funds, United States government agency discount notes, and corporate notes. Short-term investments available for sale include commercial paper, corporate and government securities with original maturities of 90 days or less. Short-term investments include investment instruments with maturities of greater than 90 days and less than 365 days as well as auction rate securities that reset interest rates at auction intervals ranging from 7, 28, 35, or 49 days. Long-term investments consist of high grade corporate and government securities with maturities greater than 12 months and less than three years. These securities are classified as available-for-sale and are consequently recorded in the Consolidated Balance Sheet at fair value with unrealized holding gains or losses reported as a separate component of accumulated other comprehensive income, net of tax.

Net income is a primary source of cash from operating activities. Net income was $18.7 million and $17.0 million for the six months ended June 30, 2006 and 2005, respectively. Depreciation and amortization is added to net income to provide cash from operating activities, although the amount has declined year to year due to tight budgetary control over capital spending. This results in lower depreciation expense as the asset base declines. However, we expect capital spending to increase in 2006 from 2005 levels as a result of increased spending on upgrades to infrastructure, equipment and software upgrades and replacements. Depreciation expense was $5.3 million in the six months ended June 30, 2006 down from $6.4 million for the same six months in 2005. Our cash from operations is also impacted by changes in working capital accounts. Changes in accounts receivable and unearned revenue have typically had the largest impact on our cash flows. Cash inflows from accounts receivable in the first six months of 2006 was $10.6 million, as compared to a decrease of $5.5 million for the first six months of 2005. This increase in 2006 was attributable to lower sales days outstanding when comparing the metric at December 31, 2005 to June 30, 2006. The days sales outstanding metric, which is calculated by dividing quarter-end accounts receivable by average daily sales for the quarter, was 39 days at June 30, 2006 compared to 47 days at December 31, 2005. We attempt to structure our sales contracts to require a majority of payments in 30 days or less, and all payments in 90 days or less. To the extent that competitive pressures require us to extend our terms, it will result in a decrease to our operating cash flows. Historically the largest portion of our support agreements renew in the first quarter when we experience a large cash inflow and a corresponding increase in unearned maintenance revenue that declines in subsequent quarters as the revenue is amortized over the year. This trend continued in 2006 resulting in cash of $21.4 million provided from operating activity for the six months ended June 30, 2006, compared to $21.5 million for the same period in 2005.

Net cash generated from investing activities was $31.0 million and $17.8 million for the six months ended June 30, 2006 and 2005, respectively. Excess cash from operations is invested in high quality debt instruments and securities, and the timing of purchases and maturities of investments can result in significant short-term fluctuations in net cash used or generated from investing activities at the end of any period. If we continue to generate cash, we expect to invest such amounts in marketable securities. However, based on the nature of our investment policy, all such investments are available in the short term if needed. Capital spending accounted for net cash used of $5.4 million in the first six months of 2006 compared to $3.7 million in the first six months of 2005. We expect modest increases in capital expenditure levels in 2006 compared to spending levels in 2005.

Net cash provided by financing activities results from the proceeds of common stock related to employee stock option plans and employee stock purchase plans. Cash generated from this activity was $6.0 million for the six months ended June 30, 2006 compared to $8.1 million for the same period in 2005. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions.

The effect of exchange rate changes on cash and cash equivalents held in foreign currency had the effect of increasing net cash in the six months ended June 30, 2006 by $5.1 million due to the fluctuations of the dollar against the Euro and other currencies. The fluctuation of the dollar for this same six months in 2005 decreased net cash by $6.1 million.

We recorded $8.3 million in share-based compensation expense during the six months ended June 30, 2006. With the adoption of SFAS 123R we determined that the excess tax benefit from stock options exercised in the period resulted in a reduction of approximately $754,000 to net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

We have no borrowing arrangements as of June 30, 2006. We believe that our present cash balances, together with internally generated funds, will be sufficient to meet our working capital and capital expenditures for at least the next 12 months.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The disclosure of this cumulative effect of the change on retained earnings in the statement of financial position is required only in the year of adoption. We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

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

At any time, a significant increase/decrease in interest rates will have an impact on the fair market value and interest earnings of our investment portfolio. We do not currently hedge this interest rate exposure. We have performed a sensitivity analysis as of June 30, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 50 basis points and 100 basis points adverse movement in the levels of interest rates across the entire yield curve, which are representative of historical movements in the Federal Funds Rate with all other variables held constant. The analysis is based on the weighted-average maturity of our investments as of June 30, 2006 and 2005. The sensitivity analysis indicated that a hypothetical 50 basis points adverse movement in interest rates would result in a loss in the fair values of our investment instruments of approximately $166,000 at June 30, 2006, and approximately $443,000 at June 30, 2005. Similarly, a hypothetical 100 basis points adverse movement in interest rates would result in a loss in the fair values of our investments of approximately $332,000 at June 30, 2006, and approximately $886,000 at June 30, 2005.

The following table provides information about our investment portfolio at June 30, 2006 (in thousands):

Debt Securities	Cost	Unrealized Loss	Estimated Fair Value
Due in one year or less:
Corporate	$ 5,805	$ (31)	$ 5,774
Governments/Agencies	19,633	(88)	19,545
Short-term munis	120,242	(21)	120,221
Commercial paper	1,971	(3)	1,968
Total due in one year	$ 147,651	$ (143)	$ 147,508

Due in one to three years:
Corporate	$ -	$ -	$ -
Government/Agencies	-	-	-
Short-term munis	1,468	(8)	1,460
Total due in one to three years	1,468	(8)	1,460
Grand total	$ 149,119	$ (151)	$ 148,968

Actual maturities may differ from contractual maturities because the issuer of the securities may have the right to repurchase such securities. We classify short-term investments in current assets, as all such investments are available for current operations.

Foreign Currency Fluctuations and Inflation

Our performance can be affected by changes in foreign currency values relative to the U.S. dollar in relation to our revenue and operating expenses. We have entered into forward foreign exchange contracts in an effort to hedge against the effects of fluctuating currency exchange rates on monetary assets and liabilities denominated in currencies other than the functional currency of the relevant entity (mainly in Europe and Asia Pacific). We have not entered into forward foreign exchange contracts for speculative or trading purposes. Gains and losses on foreign exchange contracts are included in other income in the Consolidated Statements of Income and offset foreign exchange gains and losses from the revaluation of intercompany balances or other current assets, investments or liabilities denominated in currencies other than the functional currency of the reporting entity. Our forward contracts have an original maturity of approximately three months. All outstanding forward contracts are marked to market value at the end of each month. As of June 30, 2006, the fair value of the forward contracts outstanding was a liability of approximately $97,000.

Cumulative other comprehensive income increased approximately $4.8 million and $6.4 million for the three and six month periods ended June 30, 2006, respectively, due to unrealized foreign currency translation gains of $4.8 million and $6.3 million for the three and six month periods ended June 30, 2006, respectively. The translation gains resulted primarily from the strengthening of the Euro against the U.S. dollar during the first six months of 2006.

Management believes that inflation has not had a significant impact on the prices of our products, the cost of our materials, or our operating results for the six months ended June 30, 2006.

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

As of June 30, 2006, the end of the quarter covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our 2006 Annual Meeting of Stockholders at 9:00 a.m. on June 15, 2006, in Costa Mesa, California.

(b)	At the annual meeting, the following four individuals were elected to our Board of Directors, constituting all members of the Board of Directors:

Nominee	Affirmative Votes	Votes Withheld
Lee D. Roberts	36,877,908	1,835,385
John C. Savage	37,149,165	1,564,128
Roger S. Siboni	34,502,979	4,210,314
Theodore J. Smith	33,402,176	5,311,117

(c)

Our stockholders were asked to approve an amendment to our Amended and Restated 2002 Incentive Award Plan which (i) increases the number of shares of Common Stock available for issuance thereunder by an additional 1,500,000 shares, from 6,200,000 to 7,700,000 shares; (ii) increases the number shares that may be awarded as restricted stock, restricted stock units, deferred stock, performance awards and stock payments from 1,100,000 shares to 2,600,000 shares, an increase of 1,500,000 shares; (iii) expands the performance criteria that may be used in granting an Award intended to be “performance-based” compensation within the meaning of Section 162(m) of the Internal Revenue Code; (iv) revises the share replenishment provisions so that shares already owned by a participant tendered to pay the exercise price or associated tax withholding of an Award will not replenish the pool of available shares under the Incentive Plan, and the full number of shares granted as stock appreciation rights count against the available pool when the stock appreciation rights are settled on a net basis; and (v) revises the automatic equity awards provisions for non-employee directors to grant deferred stock with dividend equivalents rights rather than stock options upon a non-employee’s initial appointment to the Board and annually upon the director’s re-election to the Board.

This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions	Non-Vote
26,433,036	6,375,244	60,752	5,844,261

(d)

Our stockholders were asked to ratify the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2006. This proposal was approved in accordance with the following vote of stockholders:

Votes For	Votes Against	Abstentions
38,576,614	125,263	11,416

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit No.	Exhibit Description

3.1*	Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to Registrant’s Form S-4 filed on January 26, 1996; Registration No. 333-00676).

3.1.1*	Certificate of Amendment of Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to Registrant’s Form S-4 filed on January 26, 1996, Registration No. 333-00676).

3.2*	Bylaws (filed as Exhibit 3.2 of the Registrant’s registration statement on Form S-1, Registration No. 33-15004).

4.1*	Form of certificate evidencing Common Stock (filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1, Registration No. 33-15004).

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

10.14.6*+

Amendment No. 2 to the Amended and Restated 2002 Incentive Award Plan of FileNet Corporation (filed on April 28, 2006 as Appendix A of Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Shareholders).

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

10.21*+

Form of Performance Restricted Stock Unit Agreement between Registrant and Certain Executive Officers (filed as exhibit 10.21 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.22*+	Form of Deferred Stock Agreement between Registrant and Non-Employee Directors (filed as an exhibit to Registrant’s Report on Form 8-K on June 16, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	* Incorporated herein by reference	+ Management contract, compensatory plan or arrangement

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

FILENET CORPORATION

August 9, 2006	By:	/s/ Sam M. Auriemma
Date		Sam M. Auriemma, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer, Authorized Signatory)